Form 10-Q
period 2008-09-30
BlueStar Financial Group, Inc.
filed 2008-11-10
CIK 1442236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

Commission File Number 333-152959

 [Missing Graphic Reference]
(Exact name of registrant as specified in its charter)

Nevada	51-0665952
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 BlueStar Financial Group, Inc.
1761 Washington Way, Suite 205
Richland, Washington 99352
(509) 781-0137
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☒

7,400,000 shares of Common Stock, par value $0.001, were outstanding on November 10, 2008.

BLUESTAR FINANCIAL GROUP, INC.

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

BLUESTAR FINANCIAL GROUP, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three Months Ended September 30, 2008 and the
Period from July 12, 2002 (Inception) to September 30, 2008

BLUESTAR FINANCIAL GROUP, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three Months Ended September 30, 2008 and the
Period from July 12, 2002 (Inception) to September 30, 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of September 30, 2008 and June 30, 2008	F-1

Statements of Operations for the three months ended September 30, 2008 and 2007
and the period of December 20, 2006 (Inception) to September 30, 2008	F-2

Statements of Cash Flows for the three months ended September 30, 2008 and 2007
and the period of July 12, 2002 (Inception) to September 30, 2008	F-3

Notes to the Unaudited Financial Statements	F-4-11

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	June 30, 2008

	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$500	$500
Prepaid Expenses	1,800	2,400

Total current assets	2,300	2,900

Total assets	$2,300	$2,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	-	-

Stockholders' Equity
Common stock, $.001 par value; 60,000,000 shares authorized, 7,400,000 shares issued and outstanding	7,400	7,400
Additional paid in capital	-	-
Deficit accumulated during the development stage	(5,100)	(4,500)
Total stockholders' equity	2,300	2,900

Total liabilities and stockholders' equity	$2,300	$2,900

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statement of Operations (unaudited)

			For the period from July 12, 2002 (inception) to September 30, 2008

	Three months ended September 30,
	2008	2007

Revenue	$-	$-	$-

Expenses
Professional fees	600	-	5,100
Total expenses	600	-	5,100

Net loss	$(600)	$-	$(5,100)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	7,400,000	-

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period from July 12, 2002 (inception) to September 30, 2008

	Three months ended September 30,

	2008	2007
Cash flows from operating activities
Net loss	$(600)	$-	$(5,100)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	2,400
Changes in operating assets and liabilities
Prepaid expenses	600		(1,800)
Net cash used in operating activities	-	-	(4,500)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock	-	-	5,000
Net cash provided by financing activities	-	-	5,000

Increase in cash	-	-	500

Cash at beginning of period	500	500	-

Cash at end of period	$500	$500	$500

Supplemental disclosure of non-cash investing and financing activities:

Issuance if 5,000,000 shares of common stock for professional and consulting services	$-	$-	$5,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of BlueStar Financial Group, Inc. (A Development Stage Enterprise) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

BlueStar Financial Group, Inc. (“BSFG” or the “Company”) was incorporated in the state of Nevada on July 12, 2002 under the same name. The Company’s founder initially intended to establish a management and consulting business. The board of directors of the Company subsequently decided that the Company should pursue other opportunities and a change of control of the Company occurred on October 30, 2007. No business was conducted by the Corporation from inception on July 12, 2002 until a change of control occurred on October 30, 2007. The Company is a development stage enterprise and has as a principal business objective of working toward establishing “small ticket” equipment leases within a small niche of the equipment leasing market. The Company intends to provide cost effective “small ticket items” leasing to small and middle market companies primarily within the hospitality, spa and resort communities. Items such as audio visual, computer systems, laundry and health spa equipment are a few of the types of equipment contemplated by the Company that will be made available for lease to credit worthy companies.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stockholders’ Equity: Common stock

The authorized common stock of the Company consists of 60,000,000 shares with par value of $0.001.  On October 30, 2007, the Company authorized the issuance of 7,400,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $5,000 in cash and $2,400 in services. As of September 30, 2008, the shares were issued and outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008 and since inception.  As of September 30, 2008 and since inception, the Company had 7,400,000 common shares outstanding.  As of September 30, 2008 and since inception, the Company had no dilutive potential common shares.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Three months ended September 30,
	2008	2007
Net loss	$(600)	$-
Weighted shares outstanding (basic and diluted)	7,400,000
Loss per common share	$(0.00)	$(0.00)

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components from Inception on July 12, 2002 to September 30, 2008:

2008
Net operating loss carry forward	$5,100
Valuation allowance	(5,100)
Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended September 30, 2008 due to the following:

Since Inception
Book loss	$5,100
Common stock issued for services	2,400
Valuation allowance	-
$7,500

At September 30, 2008, the Company had an operating loss carry forward of $5,100 that can be used as an offset against future taxable income. No tax benefit has been reported in the September 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on BlueStar Financial Group, Inc.’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. BlueStar Financial Group, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Fair Value of Financial Instruments

As at September 30, 2008, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labelled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Long-lived Assets-Technology

The Company’s technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Concentration of Risk

Cash – The Company at times may maintain a cash balance in excess of insured limits. At June 30, 2008, the Company has no cash in excess of insured limits.

Revenue Recognition

The Company recognizes revenues when payments are billed to the customer and according to the terms of the contract. From inception to September 30, 2008, the Company has not recognized any revenues.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

NOTE B – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company intends to raise additional capital when required to produce crude oil from tar sands.  When and if these activities provide sufficient revenues it would allow it to continue as a going concern. In the interim the Company is working toward raising operating capital through the private placement of its common stock or debt instruments.

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three Months Ended September 30, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to September 30, 2008

NOTE B – GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE C - SIGNIFICANT EVENTS

From Inception on July 12, 2002 to September 30, 2008, the Company has issued 7,400,000 shares of its common stock for $5,000 cash and $2,400 in services valued at $0.001 per share for a total consideration of $7,400.

NOTE D - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE E - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

General

BlueStar Financial Group, Inc. (the “Company”) is a development stage company that was incorporated on July 12, 2002, in the state of Nevada. The Company intends to enter into the small ticket segment of the equipment leasing industry. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, BlueStar has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is June 30th.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of September30, 2008, we have $500 of cash available.  We have no current liabilities.  From the date of inception (July 12, 2002) to September30, 2008 the Company has recorded a net loss of $5,100 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on August 12, 2008, which was deemed effective on August 21, 2008.  Since this time the Company has sold no shares of common stock to the public. All proceeds derived from the offering will be utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 45 to 60 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Vorhees and the Company does not anticipate hiring any additional employees within the next twelve months.

1

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of September30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

2

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.                      Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Paul Voorheespursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueStar Financial Group, Inc.

Date: November 10, 2008	By:	/s/Paul Voorhees
Paul Voorhees
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 10, 2008	By:	/s/Paul Voorhees
Paul Voorhees
President and Chief Executive Officer

3

31.1	Certification of Paul Voorhees pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     In connection with the accompanying Quarterly Report on Form 10-Q of BlueStar Financial Group, Inc. (the "Company") for the quarter ended September30, 2008, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1. I have reviewed this quarterly report on Form 10-Q of BlueStar Financial Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably  likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date:    August ___, 2008         By: /s/ Paul Voorhees
                                   -----------------------------------------
                                   Paul Voorhees, President, Chief Executive Officer,
                                   Principal Financial and Accounting Officer,
                                   Director, Secretary and Treasurer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Paul Voorhees, Chief Executive Officer and Chief Financial Officer of BlueStar Financial Group, Inc. (the "Company") certify that:

     1. I have reviewed the quarterly report on Form 10-Q of BlueStar Financial Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

Date:  August ___, 2008

/s/ Paul Voorhees
___________________
Paul Voorhees,
Chief Executive Officer
Chief Financial Officer