Form 10-Q
period 2008-12-31
BlueStar Financial Group, Inc.
filed 2009-02-17
CIK 1442236

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008
Commission File Number:  333-152959

BlueStar Financial Group, Inc.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	7359	51-0665952
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

1761 Washington Way, Suite 205
Richland, Washington 99352
 Phone (509) 781-0137
(Address and Telephone Number of Issuer's Principal Executive Offices)

Paul Voorhees
1761 Washington Way, Suite 205
Richland, Washington 99352
 Phone (509) 781-0137
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of February 13, 2009, the registrant had 12,300,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART I - FINANCIAL INFORMATION – UNAUDITED

Item 1.	Balance Sheets as of December 31, 2008 and June 30, 2008	F1

	Statements of Operations for the three and six months ended December 31, 2008 and 2007 and the period of July 12, 2002 (Inception) to December 31, 2008	F2

	Statements of Cash Flows for the six months ended December 31, 2008 and 2007 and the period of July 12, 2002 (Inception) to December 31, 2008	F3

	Notes to Unaudited Financial Statements	F4

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations.	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	1

Item 4.	Controls and Procedures	3

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibit and Reports on Form 8-K	5

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

BLUESTAR FINANCIAL GROUP, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2008 and the
Period from July 12, 2002 (Inception) to December 31, 2008

BLUESTAR FINANCIAL GROUP, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2008 and the
Period from July 12, 2002 (Inception) to December 31, 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of December 31, 2008 and June 30, 2008	F1

Statements of Operations for the three and six months ended December 31, 2008 and 2007
and the period of July 12, 2002 (Inception) to December 31, 2008	F2

Statements of Cash Flows for the six months ended December 31, 2008 and 2007
and the period of July 12, 2002 (Inception) to December 31, 2008	F3

Notes to the Unaudited Financial Statements	F4 - F11

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$500	$500
Prepaid Expenses	1,200	2,400

Total current assets	1,700	2,900

Total assets	$1,700	$2,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities	$-	$-

Stockholders' Equity
Common stock, $.001 par value; 60,000,000 shares authorized, 7,400,000 shares issued and outstanding	7,400	7,400
Additional paid in capital	-	-
Deficit accumulated during the development stage	(5,700)	(4,500)
Total stockholders' equity	1,700	2,900

Total liabilities and stockholders' equity	$1,700	$2,900

See accompanying notes to financial statements

F1

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statement of Operations (unaudited)

					For the period from July 12, 20062 (inception) to December 31, 2008

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	600	-	1,200		5,700
Total expenses	600	-	1,200	-	5,700

Net loss	$(600)	$-	$(1,200)	$-	$(5,700)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	7,400,000	-	7,400,000	-

See accompanying notes to financial statements

F2

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period from July 12, 2002 (inception) to December 31, 2008

	Six months ended December 31,

	2008	2007
Cash flows from operating activities
Net loss	$(1,200)	$-	$(5,700)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	2,400
Changes in operating assets and liabilities
Prepaid expenses	1,200		(1,200)
Net cash used in operating activities	-	-	(4,500)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock	-	-	5,000
Net cash provided by financing activities	-	-	5,000

Increase in cash	-	-	500

Cash at beginning of period	500	500	-

Cash at end of period	$500	$500	$500

Supplemental disclosure of non-cash investing and financing activities:

Issuance if 2,400,000 shares of common stock for professional and consulting services	$-	$-	$2,400

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

F3

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to December 31, 2008

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

F4

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to December 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stockholders’ Equity: Common stock

The authorized common stock of the Company consists of 60,000,000 shares with par value of $0.001.  On October 30, 2007, the Company authorized the issuance of 7,400,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $5,000 in cash and $2,400 in services. As of December 31, 2008, the shares were issued and outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008 and since inception.  As of December 31, 2008 and since inception, the Company had 7,400,000 common shares outstanding and there were no potentially dilutive securities outstanding.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Six months ended December 31,
	2008	2007
Net loss	$(1,200)	$-
Weighted shares outstanding (basic and diluted)	7,400,000	-
Loss per common share	$(0.00)	$(0.00)

F5

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to December 31, 2008

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

Net deferred tax assets consist of the following components from Inception on July 12, 2002 to December 31, 2008:

2008
Net operating loss carry forward	$5,700
Valuation allowance	(5,700)
Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the period ended December 31, 2008 due to the following:

Since Inception
Book loss	$5,700
Common stock issued for services	2,400
Valuation allowance	-
$8,100

At December 31, 2008, the Company had an operating loss carry forward of $5,700 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

F6

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to December 31, 2008

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

Fair Value of Financial Instruments

As at December 31, 2008, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

F7

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to December 31, 2008

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

F8

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to December 31, 2008

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

Concentration of Risk

Cash – The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2008, the Company has no cash in excess of insured limits.

Revenue Recognition

The Company recognizes revenues when payments are billed to the customer and according to the terms of the contract. From inception to December 31, 2008, the Company has not recognized any revenues.

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

F9

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to December 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial reporting purposes, depreciation is computed under the straight-line method.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. The Company had $500 of cash and no cash equivalents as of December 31, 2008.

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

F10

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from July 12, 2002 (Inception) to December 31, 2008

NOTE B – GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE C - SIGNIFICANT EVENTS

From Inception on July 12, 2002 to December 31, 2008, the Company has issued 7,400,000 shares of its common stock for $5,000 cash and $2,400 in services valued at $0.001 per share for a total consideration of $7,400.

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

F11

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission.

Company History

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

Business Development
 The Company intends to enter into the small ticket segment of the equipment leasing industry. To date, our business activities have been limited to organizational matters, researching market potential for our business, the preparation and filing of our registration statement, which was deemed effective by the Securities and Exchange Commission (“SEC”) on August 12, 2008, raising proceeds and maintaining our reporting requirements as required under the Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2008, we have $1,700 of cash available.  We have no current liabilities.  From the date of inception (July 12, 2002) to December 31 , 2008 the Company has recorded a net loss of $5,700 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We have not generated any revenues to date.  As of the date of this report we have sold approximately 4,900,000 common shares through out registered offering raising approximately $147,000. However, we will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives over the course of the next twelve months. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. If we cannot secure additional funds our business will fail and any investment made into the Company would be lost in its entirety.

To date there is no public market for the Company’s common stock.  Management’s objective is to continue to focus efforts on raising funds through its registered offering, obtaining quotation of the Company’s common stock on the Over-The-Counter Bulletin Board (OTCBB) and maintain the reporting requirements as defined under the Exchange Act of 1934 for Reporting Companies.  There can be no guarantee or assurance that they will be successful in raising any funds at all; or obtaining a quotation of the common stock on the OTCBB.  Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

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
The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

We currently have two employees, including our President.  We do not intend to hire any employees for the next 6 months.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, being Paul Voorhees. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

 Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers being material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

 Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in registration statement filed on Form S-1 with the SEC on August 12, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueStar Financial Group, Inc.

Dated: February 13, 2009	/s/	Paul Voorhees
Paul Voorhees
Chief Executive Officer and
Chief Financial Officer