Form 10-Q
period 2009-05-14
BlueStar Financial Group, Inc.
filed 2009-05-14
CIK 1442236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number 333-152959

BLUESTAR FINANCIAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	51-0665952
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1761 Washington Way, Suite 205 Richland, Washington 99352
(Address of principal executive offices)

509.781.0137
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated        [   ]                                  Accelerated filer                   [   ]

Non-accelerated filer  [   ]
(Do not check if a small reporting company)     Small reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 14, 2009:  12,400,000 common shares with a par value of $0.001 per share.

Index

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet as at March 31, 2009 and December 31, 2008	F-1

	Statement of Operations For the three months ended March 31, 2009 and for the period January 28, 2008 (Date of Inception) to March 31, 2009 and December 31, 2008	F-2

	Statement of Cash Flows For the three months ended March 31, 2009 and for the period January 28, 2008 (Date of Inception) to December 31, 2008	F-3

	Notes to the Financial Statements.	F-4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	11

ITEM 4.	Controls and Procedures	11

ITEM 4T.	Controls and Procedures	11

PART 11.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	12

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

ITEM 3.	Defaults Upon Senior Securities	12

ITEM 4.	Submission of Matters to a Vote of Security Holders	12

ITEM 5.	Other Information	12

ITEM 6.	Exhibits	12

	SIGNATURES.	13

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of  BlueStar Financial Group (a development stage company) at March 31, 2009 (with comparative figures as at June 30, 2008) and the statement of operations for the three months ended March 31, 2009 and 2008 and for the period from July 12, 2002 (date of incorporation) to March 31, 2009, the statement of cash flows for the three months ended March 31, 2009 and 2008 and for the period from July 12, 2002 (date of incorporation) to March 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

BLUESTAR FINANCIAL GROUP, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2009 and 2008 and the
Period from July 12, 2002 (Inception) to March 31, 2009

BLUESTAR FINANCIAL GROUP, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2009 and 2008 and the
Period from July 12, 2002 (Inception) to March 31, 2009

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2009	June 30, 2008

	(unaudited)
ASSETS

Current assets
Cash	$7,624	$500
Prepaid Expenses	10,625	2,400
Total current assets	18,249	2,900

Property and equipment, less accumulated depreciation of $1,167 and $0	32,333	-

Total assets	$50,582	$2,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$250	$-
Total current liabilities	250	-

Stockholders' Equity
Common stock, $.001 par value; 60,000,000 shares authorized, 12,400,000 and 7,400,000 shares issued and outstanding at March 31, 2009 and June 30, 2008	12,400	7,400
Additional paid in capital	143,500	-
Deficit accumulated during the development stage	(105,568)	(4,500)
Total stockholders' equity	50,332	2,900

Total liabilities and stockholders' equity	$50,582	$2,900

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statement of Operations (unaudited)

					For the period from July 12, 2002 (inception) to March 31, 2009

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	83,033	-	84,233	-	88,733
Depreciation	1,167	-	1,167	-	1,167
General and administrative	15,668	-	15,668	-	15,668
Total expenses	99,868	-	101,068	-	105,568

Net loss	$(99,868)	$-	$(101,068)	$-	$(105,568)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	11,175,560	-	8,640,147	-

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period from July 12, 2002 (inception) to March 31, 2009

	Nine months ended March 31,

	2009	2008
Cash flows from operating activities
Net loss	$(101,068)	$-	$(105,568)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,167	-	1,167
Changes in operating assets and liabilities:
Prepaid expenses	(8,225)	-	(10,625)
Accounts payable	250	-	250
Net cash used in operating activities	(107,876)	-	(114,776)

Cash flows from investing activities
Purchase of equipment	(33,500)	-	(33,500)
Net cash used in investing activities	(33,500)	-	(33,500)

Cash flows from financing activities
Common stock issued for services	-	-	2,400
Proceeds from sale of stock	148,500	-	153,500
Net cash provided by financing activities	148,500	-	155,900

Increase in cash	7,124	-	7,624

Cash at beginning of period	500	500	-

Cash at end of period	$7,624	500	$7,624

Supplemental disclosure of non-cash investing and financing activities:

Issuance if 2,400,000 shares of common stock for professional and consulting services	$-	$-	$2,400

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
 (A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the
Period from July 12, 2002 (Inception) to March 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements as reported in Form S-1 filed with the SEC on August 12, 2008.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of BlueStar Financial Group (“BSFG”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

BSFG is a start-up, development Stage Company, incorporated in the State of Nevada on July 12, 2002 and with a fiscal year end of June 30th.  We have no subsidiaries, affiliated companies or joint venture partners.

We have not conducted any revenue generating operations since our inception.   We anticipate that this industry will become more and more completive over the course of the next twelve months.  Competitors within this market segment will more than likely have superior financing and be better positioned than BSFG.

Principal Office

Our administrative office is located at 11010 East Boundary Road, Elk, Washington 99009.  Our telephone number is 509.714.5236.

Other information

As of March 31, 2009 BSFG had 12,400,000 shares outstanding.

BSFG is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.  The shareholders may read and copy any material filed by BSFG with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which BSFG has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   BSFG has no website at this time.

 Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of BSFG and the notes, which forms an integral part of the financial statements, which are attached hereto.

DESCRIPTION OF THE PROPERTY

Plan of Operation

As of March 31, 2009 we had $7,624 of cash on hand.  We have accounts payable of $250. Over the next twelve months we estimate in order to maintain reporting company status as defined under ’34 Act we will require $15,000, expenses include bookkeeping, accounting, and filing fees.  We must raise cash to cover these expenses and implement our business plan.  We estimate that we must raise a minimum of $25,000 in order to continue our proposed business and maintain our status as a reporting company

As of March 31, 2009, BSFG has purchased $33,500 of equipment that it intends to lease out as soon as practical.  However, investors must be aware that we have not implemented our fully planned principal operations or strategic business plan. Presently, BSFG is attempting to secure sufficient monetary assets to increase operations.  BSFG cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If BSFG does not raise at least $25,000, it will be unable to establish a base of operations, without which it will be unable to begin to generate any significant revenues in the future.  If BSFG does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing.  BSFG cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

On August 12, 2008 the Company filed a registration statement on Form S-1, which was deemed effective August 21, 2008 registering 5,000,000 shares to be sold to the public at a price of $0.03 per share.  As of the fourth quarter 2008 the offering was filled and total proceeds raised was $150,000.  Currently management is in the process of applying for quotation of its common stock on the Over-the-Counter Bulletin Board (OTCBB).  To date there is no market for our common stock and there can be no assurance that we will ever obtain quotation for our common stock and/or guarantee a market will ever develop.  Investors must be aware that if a market never develops for our common stock any investment made would likely be lost in its entirety.

BSFG management does not expect to incur research and development costs within the next twelve months.

BSFG currently does not own any significant plant or equipment that it would seek to sell in the near future

The Company has not paid for expenses on behalf of any director.  Additionally, BSFG believes that this policy shall not materially change within the next twelve months.

Competitive Factors

The market for financing in the small-ticket segment of the equipment leasing industry is highly competitive. The Company competes with a number of national, regional and local finance companies. The Company also competes against captive finance companies affiliated with major equipment manufacturers, commercial banks, savings and loan associations, credit unions and conventional leasing companies. Many of the Company's competitors, as well as potential competitors, possess substantially greater financial, marketing, personnel and other resources than the Company. The Company's competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources that may be unavailable to the Company. There can be no assurance the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Regulations

There are no restrictive rules or regulations for the sale and leasing of equipment.  The Company will utilize outside collection agencies to ensure compliance in the area of collections.  There are rules, specific to each State, concerning the inventory and franchise taxes however, the lessee is responsible for filing and payment of such taxes that might apply to them.

Employees

BSFG management does not anticipate the need to hire employees over the next twelve months.  Currently, the Company believes the services provided by its officers and director appears sufficient at this time.  Our officer and director do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

Investment Policies

BSFG does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by BSFG.   Presently BSFG does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at March 31, 2009, we had $7,624 cash on hand pre-paid expenses of $10,625 and liabilities of $250.  The Company will require cash injections of approximately $25,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on July 12, 2002 to March 31, 2009 of $105,568. We did not earn any revenues during the aforementioned period.

Critical Accounting Policies.   Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.  The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of March 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on BSFG terms.

Trends.   We are a development stage business and have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  There can be no guarantee or assurance that management will be successful in developing the proposed business of the Company.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital.  There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated any revenues since our formation on July 12, 2002.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $25,000 of the course of the next twelve months our business will fail and any investment made into the Company would be lost in its entirety.  We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to March 31, 2009.

For the three months ended March 31, 2009, we had a net loss of $99,868 and an accumulated loss since inception of $105,568.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, professional and consultant fees and general office expenses.

Balance Sheet as at March 31, 2009.  We had $7,624 of cash available as at March 31, 2009. Total shares issued outstanding, as at March 31, 2009, was 12,400,000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of raw material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.  CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are  likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which BSFG or is a party or is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended December 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation (incorporated by reference from BSFG’s Registration Statement on Form S-1 filed on August 12, 2008, Registration No. 333-152959)

3.2	By-laws (incorporated by reference from BSFG’s Registration Statement on Form S-1 filed on August 21, 2008 Registration No. 333-152959)

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESTAR FINANCIAL GROUP
(Registrant)

Date: May 14, 2009	/S/ PAUL VOORHEES
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director