Form 10-K
period 2009-06-30
BlueStar Financial Group, Inc.
filed 2009-09-25
CIK 1442236

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-152959

BlueStar Financial Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	51-0665952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1145 E. Via Linda, Suite 2419, Scottsdale, AZ  85259
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (509) 781-0137

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.001 per share	OTCBB

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☑   No  ☐

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of September 23, 2009, based upon the closing price reported for such date on the Bulletin Board Market	$1.9 million
Number of shares of common stock outstanding as of September 23, 2009	12,405,000

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to the 2009 annual meeting of stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

	Table of Contents	Page

PART I		5

Item 1	Business	5
Item 1A	Risk Factors	9
Item 2	Properties	12
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	12

PART II		13

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	13
Item 6.	Management’s Discussion and Analysis or Plan of Operation	13
Item 6A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 7.	Financial Statements	16
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 8A.	Controls and Procedures	17
Item 8B.	Other Information	18

PART III		19

PART IV		20

Item 15.	Exhibits, Financial Statement Schedules	20

Signatures		21
Exhibit Index		22
Exhibit
EX-3.1	Articles of Incorporation (incorporated by reference from BSFG’s Registration Statement on Form S-1 filed on August 12, 2008, Registration No. 333-152959)
EX-3.2	By-laws (incorporated by reference from BSFG’s Registration Statement on Form S-1 filed on August 21, 2008 Registration No. 333-152959)
EX-31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
EX-32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This report contains forward-looking statements that are based on BlueStar’s current expectations. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting our business and prospects, see “Part I — Item 1A — Risk Factors.”

PART I
ITEM 1—BUSINESS

BlueStar Financial Group, Inc. was incorporated in the state of Nevada on July 12, 2002. The Company has the principal business objective of working toward establishing “small ticket” equipment leases within a small niche of the equipment leasing market. The Company intends to provide cost effective “small ticket item” leasing to small and middle market companies primarily within the hospitality, spa and resort communities. Items such as audio visual, computer systems, laundry and health spa equipment, are a few of the types of equipment contemplated by the Company that will be made available for lease to credit worthy companies.

Since becoming incorporated, the Company has not made any significant purchases or sales of assets, nor has it been involved in any mergers, acquisitions or consolidations. BlueStar Financial Group has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is June 30.

As of June 30, 2009, the date of the Company's last audited financial statements, BlueStar has raised $152,900 through the sale of common stock. There is no cash on hand and in the corporate bank accounts. BlueStar currently has approximately $14,150 in  liabilities. As of the date of this filing, we have not yet generated or realized any revenues from our business operations. The following financial information summarizes the more complete historical financial information as indicated on the audited financial statements of BlueStar Financial Group, Inc. filed herein.

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential customers most suitable for our services, investigating equipment manufacturers, costing of future lease contracts and identifying future sources of capital.

Currently, BlueStar has two Officer and three Directors. Our Officer and Directors have assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. Other than the
Officer/Directors, there are no employees at the present time and there are no plans to hire employees during the quarter.

Proposed Equipment

The Company intends to acquire and lease a diversified portfolio of equipment. The Company intends to invest primarily in what it deems to be relatively low-technology, low-obsolescence types of equipment. These types of equipment would include a variety of items that are not dependent on high-technology design or applications for their usefulness to lessees, and are expected to be less subject to rapid obsolescence than types that are so dependent.

Equipment acquisition will be subject to the officer and director or his agents obtaining information and reports, and undertaking inspections and surveys he deems appropriate to determine the probable economic life, reliability and productivity of the equipment, its competitive position with respect to other equipment and its suitability and desirability as compared with other equipment. Purchases of new equipment for lease will typically be made directly from a manufacturer or its authorized dealers, either under a purchase agreement for large quantities of such equipment, through lease brokers, or on an ad hoc basis to meet the needs of a particular lessee. There can be no assurance that favorable purchase agreements can be negotiated with equipment manufacturers or their authorized dealers or lease brokers.

In addition, the Company may enter into sale/leaseback transactions in which the Company will purchase equipment from companies that will then simultaneously lease the equipment from the Company. In some cases, the Company may purchase equipment jointly with other Affiliates or with unaffiliated third parties, and hold title directly or through special purpose entities, in which case the Company would co-own the special purpose entity with such other Affiliates of unaffiliated third parties.

The following is a more detailed description of the various types of equipment that the Company may purchase and lease. The types of equipment are listed in alphabetical order, and the discussion is not intended to imply any order of emphasis in the Company's acquisition policies.

Computer and Computer-related High Technology Equipment.  This type of equipment includes a variety of items including:

•
Small Computer Systems, Personal Computers and Workstations.  Small computer systems and personal computers are used alone or in networks by a variety of businesses for various functions, including accounting, sales management, administration and inventory control. Workstations are generally high performance engineering and design systems that are more complex than small computer systems and personal computers.

•	Computer Peripheral Equipment. Devices used with a computer system's mainframe or central processing unit.

•	Mainframe Computers. Large central processing units, typically manufactured by IBM and compatible with software designed by IBM.

•	CAE/CAD/CAM Equipment. Computer aided engineering, design and manufacturing systems housing advanced computer and communications technologies and sophisticated product data management software.

•
Energy Equipment. Energy equipment includes cogeneration facilities, transmission lines, generation facilities, compression and pumping equipment and other processing and treatment equipment, as well as energy management systems.

•
Portable steel storage sheds, furniture, fixtures, tables, counters, desks, chairs, cabinets and numerous other items generally used in hotels and resorts, plants, storage and distribution facilities and offices.

•	General Purpose Plant/Office Equipment. Plant/office equipment includes racking, shelving, storage bins.

•
Graphic Processing Equipment. Graphic processing equipment includes print setters, printing presses, automatic drafting machines and all equipment that is used for the visual display of designs, drawings and printed matter. Printing presses come in a variety of sizes depending on the applications for which they are used. Some printing presses are of a single color, whereas others can apply up to eight colors. Phototype setters are used for the setting of type for publications such as newspapers and magazines.  Computerized type-setters have become common in recent years, as they simplify type-setting, correction of mistakes and lay-out of printed pages. Automatic drafting machines are computer controlled visual displays of drawings, which enable designers to make changes in engineering drawings without the time required to make a completely new drawing by hand.

•	Audio/Visual Equipment. Televisions, radios, sound systems and related items. These come in a variety of sizes and configurations.

•	Laundry Items. These include washers, dryers and laundry item dispensers.

•	Health and Spa. These items include massage tables, tanning beds, specialty chairs, lighting systems, aqua beds and related equipment.

Lease Terms

The initial lease terms will vary as to the type of equipment, but will generally be for 36 months to 84 months. In addition, the Company may, under appropriate circumstances, engage in other short-term or "per diem" leases.

The equipment will be leased to third parties primarily pursuant to leases with scheduled rents that will return less than the purchase price of the equipment during the initial term of the lease. These include leases where rental payments are based upon equipment usage. Lease rentals during comparable terms are ordinarily higher under leases that provide rents that are less than the full purchase price than those that return the full purchase price to the lessor.  It is our belief that well-structured leases of this type will help the Company satisfy its investment objectives.

The Company will seek initial lease terms during which a lessee may not cancel the lease or avoid the lease obligation. However, where the Company deems it to be in it’s best interest, because of favorable lease terms, anticipated high demand for particular items of equipment or otherwise, it may permit an appropriate cancellation clause.

The Company believes that it will be able to lease or sell its equipment profitably after the initial lease terms are established, although no assurances can be given that it will. Many of the Company's initial lessees may be expected to renew their leases or purchase the equipment they are leasing and using in their business.

Industry

Leasing has become one of the major methods by which American businesses finance their capital equipment needs. According to information published by the Equipment Leasing Association (the "ELA"), a leasing industry trade association, total U.S. business investment in equipment increased annually from $376.2 billion in 1992 to a peak of $796 billion in 2000, before declining to $668 billion in 2003 and an estimated $709 billion in 2004. The ELA estimates that over 80% of U.S. companies lease some or all of their capital equipment. The total U.S. equipment leasing volume, according to the ELA, increased annually from $121.7 billion in 1992 to a peak of $247 billion in 2000, before declining to $208 billion in 2003 and an estimated $218 billion in 2004. The volume of equipment lease financing reflects general economic conditions, and as the economy slows or builds momentum, the demand for productive equipment generally slows or builds, and equipment lease financing volume generally decreases or increases. The U.S.
economy experienced recession during 2001 and 2002 and the volume of equipment financing contracted as a result.

In addition to fluctuations in demand for equipment, investment returns from equipment leasing may be affected by prevailing interest rates, as alternative financing structures and costs affect lease pricing. The U.S. economy has recently experienced a period of relatively low interest rates. While low interest rates may initially enhance the value of existing long term lease investments with higher locked in lease rates, lower interest rates will potentially reduce the lease rates available on new lease financing transactions.

Although BlueStar anticipates growth in the economy and in demand for equipment in the future, many uncertainties may affect the equipment financing industry. These uncertainties range from the potential near term effects of conflict in the Middle East, to the potential long term effects of the many new accounting and disclosure rules and regulations imposed on public companies by Congress, the Securities and Exchange Commission and accounting regulators in the wake of highly publicized business failures and accounting scandals. BlueStar is unable to predict what, if any, effect these and other developments will have on the economy in general and on capital investment in equipment by U.S. business and lease financing in particular.

Marketing

The Company's marketing strategy is to increase its volume of lease financing by diversifying and expanding its lease origination channels.

The Company intends to implement this strategy by (i) maintaining, selectively expanding and supporting a high quality network of independent lease originators, (ii) developing specialty programs in conjunction with its lease originators for specific vendor or customer groups, including franchisees, (iii) developing direct links with independent lease originators in order to further automate transactions between the Company and its lease originators and (iv) developing Internet capabilities that are expected to increase the flow of potential lease transactions and permit e-commerce transactions among the Company, equipment vendors and lessees.

The Company is committed to implementing leading edge technologies which can be used in the equipment leasing industry to streamline and automate the lease application and approval process. The Company has determined that, with certain exceptions, the most efficient means of achieving this goal is by customizing off-the-shelf software applications and hardware that can be tailored to the Company's operating requirements for a relatively small additional investment. The Company believes that such off-the-shelf products can be scaled to various lease funding volumes, are generally more stable and less costly than products the Company might develop or have developed solely for its use, and are easier to integrate with other commercially available products. The Company generally avoids custom software programming so as to limit costs of adapting new technology where possible. The Company believes that by selecting and integrating superior customizable off-the-shelf software applications, including periodic upgrades made available by software developers at a relatively low cost, the Company will efficiently maintain its competitive position and enhance the services it offers to its independent lease originators.

In addition, the Company's interactive Web site and Internet marketing program will be developed. The Company's Internet presence will be designed to create a new channel of potential lease financing transactions and to accommodate e-commerce transactions. The Company anticipates that it will establish an icon which will appear on the Web site of various equipment manufacturers and vendors. Viewers of the manufacturers' and vendors' sites will be able to click on the Company's icon and connect directly to the Company's Web site. The Company's Web site will contain information concerning equipment lease financing available through the Company and will allow potential lessees to submit lease applications directly to the Company entirely over the Internet. The Company will retain certain software development and Internet consulting firms to develop the Company's proposed Internet system.

Competitive Business Conditions

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

Need For Government Approval

There are no restrictive rules or regulations for the sale and leasing of equipment.  The Company will utilize outside collection agencies to ensure compliance in the area of collections.  There are rules, specific to each State, concerning the inventory and franchise taxes however, the lessee is responsible for filing and payment of such taxes that might apply to them.

Number of Total Employees and Number of Full Time Employees

BlueStar is currently in the development stage. During this development period, BlueStar plans to rely exclusively on the services of Paul Voorhees and Nicholas Pelletiere, as officers and directors, to establish business operations and perform or supervise the minimal services required at this time. In addition, BSFG appointed  Mr. Jeffrey Rassas to the board on December 22, 2008.

Mr. Rassás is a 20-year veteran of entrepreneurial ventures and business management; he has extensive experience in funding, leading, developing and performing corporate turnarounds for numerous start-up ventures both private and public, across a variety of industries.

BlueStar believes that its operations are currently on a small scale that is manageable by these individuals. There are no full or part-time employees. The responsibilities of the officers and directors are mainly administrative at this time, as the Company’s operations are minimal.

Upon the implementation of the Company’s business plan, line employees will specifically be hired to work either the hospitality or the resort component of the business.  The Company will select employees who are familiar and experienced with the components respectively.  Extensive and ongoing training programs will further increase the knowledge of BlueStar’s employees.  Besides product knowledge, customer relations will also be emphasized.  The Company will implement customer recognition programs where employees are rewarded for providing outstanding customer service.

Employment Agreements

There are currently no employment agreements and none are anticipated to be entered into within the next twelve months.

Significant Employees

BlueStar has no significant employees other than the Officers and Directors described above, whose time and efforts are being provided to BlueStar without compensation.

Board Committees

BlueStar has not yet implemented any board committees as of the date of this prospectus.

Directors

The maximum number of directors BlueStar is authorized to have is seven (7). However, in no event may BlueStar have less than one director. Although the Company anticipates appointing additional directors, it has not identified any such persons.

ITEM 1A—RISK FACTORS

There are many risk factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or desire.

BlueStar’s auditor has substantial doubts as to BlueStar’s ability to continue as a going concern.  Our auditor's report on our June 30, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

Because our officer may be unable or unwilling to loan or advance any capital to BlueStar we believe that if we do not raise at least $25,000, we may be required to suspend or cease the implementation of our business plans within twelve (12) months.  See “June 30, 2009 Audited Financial Statements - Auditors Report" in Part II, Item 8.

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. BlueStar incurred a $61,777 loss for the period from inception to June 30, 2009 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products. We plan to seek additional funds through private placements of our common stock. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We have no independent operating history upon which to assess our prospects or ability to be successful in the future. We are a development stage company with no operating history, and our prospects and ability to compete in the industry must be considered in light of the risks, expenses and difficulties frequently encountered with any new business. Though we were incorporated in 2002, there has been no business conducted in the Company until only recently. Our lack of operating history will make it difficult for investors to assess the quality of our management and our ability to operate profitably.  We cannot assure you that we will be able to implement our business strategies, that any of our strategies will be achieved or that we will be able to operate profitably.

We will need additional capital to finance our growth, and we may not be able to obtain it on acceptable terms, or at all, which may limit our ability to grow and compete in the leasing market. We will require additional financing to expand our business through the acquisition of additional equipment.  Financing may not be available to us or may be available to us only on terms that are not favorable. The terms of most credit facilities offered to competitors in the equipment leasing industry generally restrict a company’s ability to incur additional debt. We can expect that the terms of any indebtedness we may incur may restrict our ability to incur additional debt. If we are unable to raise additional funds or obtain capital on acceptable terms, we may have to delay, modify or abandon some or all of our growth strategies and we will fail.

Because management does not have any technical experience in the leasing sector, our business has a high risk of failure. While management has training and experience in project estimating, cost accounting, retail store openings, personnel management and the compliance issues surrounding public entities, management does not have technical training in leasing. As a result, we may not be able to recognize and take advantage of opportunities in the leasing sector without the aid of consultants. Also, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in the leasing industry. Management’s decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

We will need to re-lease or sell equipment as leases expire to continue to generate sufficient funds to meet our obligations, finance our growth and operations and pay dividends. We may not be able to re-lease or sell equipment on favorable terms, or at all.  Our business strategy entails the need to re-lease equipment as current leases expire to generate sufficient revenues to meet obligations and finance growth and operations. The ability to re-lease equipment will depend on general market and competitive conditions. Some of our competitors may have greater access to financial resources and may have greater operational flexibility. If we are not able to re-lease equipment or to do so on favorable terms, we may be required to attempt to sell the equipment to provide funds for debt service or operating expenses. Our ability to re-lease or sell equipment on favorable terms or without significant off-lease time could be adversely affected by depressed conditions in the hospitality and resort industry and equipment industries, bankruptcies, the effects of terrorism and war, the sale of other equipment by financial institutions or other factors.

Lease defaults could result in significant expenses and loss of revenues.  If we are unable to agree upon acceptable terms for a lease restructuring, then we have the right to repossess equipment and to exercise other remedies upon a lessee default. However, repossession after a lessee default, typically result in greater costs than those incurred when equipment is returned at the end of a lease.

These costs include legal expenses that could be significant, particularly if the lessee is contesting the proceedings or is in bankruptcy. Delays resulting from repossession proceedings also would increase the period of time during which, the equipment does not generate rental revenue. In addition, we may incur substantial maintenance, refurbishment or repair costs that a defaulting lessee has failed to pay and that are necessary to put the equipment in a condition suitable for re-lease or sale, and we may need to pay off liens on the equipment to obtain clear possession and to remarket the asset effectively.

Our lessees' inability to fund their maintenance requirements on our equipment could significantly harm our revenues, cash flows and ability to pay dividends.  The standards of maintenance observed by our lessees and the condition of equipment at the time of sale or lease may affect the values and rental rates of our equipment. Under each of our leases, the lessee is primarily responsible for maintaining the equipment.

A lessee’s failure to perform required maintenance during the term of a lease could result in a diminution in the value of an equipment, an inability to lease the equipment at favorable rates or at all and would likely require us to incur maintenance costs upon the expiration or earlier termination of the lease to restore the equipment to an acceptable condition prior to sale or re-leasing.

Our lessees may have inadequate insurance coverage or fail to fulfill their respective indemnity obligations, which could result in us not being covered for claims asserted against us and may negatively affect our business, financial condition and results of operations. Although we do not expect to control the operation of our leased equipment, our ownership of the equipment could give rise, in some jurisdictions, to strict liability for losses resulting from their operation. Our lessees will be required to indemnify us for, and insure against, liabilities arising out of the use and operation of the equipment, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are also required to maintain public liability, property damage risks insurance on the equipment at agreed upon levels.

We cannot assure you that the insurance maintained by our lessees will be sufficient to cover all types of claims that may be asserted against us. Any inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations, as well as the lack of available insurance, could reduce the proceeds upon an event of loss and could subject us to uninsured liabilities, either of which could adversely affect our business, financial condition and results of operations.

Competitors with more resources may force us out of business.  The leasing industry is highly competitive. Many Company competitors are significantly larger and have substantially greater financial, marketing and other resources and have achieved public recognition for their services. Competition by existing and future competitors could result in an inability to secure adequate consumer relationships sufficient enough to support Company endeavors. BlueStar cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

The company has not identified any equipment or lessees thus an investor cannot assess all the risks of investment. The
Company has not identified any equipment or lessees.   An investor cannot assess all of the potential risks of an investment in the
Company because all of the equipment to be purchased and the lessees to whom the equipment will be leased have not been identified.  A prospective investor will not have complete information as to the manufacturers of the company’s equipment, the number of leases to be entered into, the specific types and models of equipment to be acquired, or the identity, financial condition and creditworthiness of the companies who will lease our equipment.  Investors must rely upon the judgment and ability of our officer and director in his selection of equipment to purchase, the evaluation of equipment manufacturers, the selection of lessees and the negotiation of leases.

The market price and trading volume of our shares may be volatile and may be affected by market conditions beyond our control.  The market price of our shares may be highly volatile and could be subject to wide fluctuations. If the market price of the shares declines significantly, investors may be unable to resell shares at or above the purchase price, if at all. The Company cannot assure that the market price of the shares will not fluctuate or decline significantly in the future.  In the past, the stock market has experienced extreme price and volume fluctuations. These market fluctuations could result in extreme volatility in the trading price of the shares, which could cause a decline in the value of BlueStar shares. Price volatility may be greater when the public float and trading volume of the shares is low.

If the Company completes a financing through the sale of additional shares of its common stock in the future, then shareholders will experience dilution. The most likely source of future financing presently available to the Company is through the sale of shares of its common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that, if the Company sells shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital the Company may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, the Company may have to borrow large sums, and assume debt obligations that require it to make substantial interest and capital payments.

ITEM 2—PROPERTIES

BlueStar uses an administrative office located at 11445 E. Via Linda, Suite 2419, Scottsdale, AZ  85259.  Office space and telephone services are currently being provided free of charge at this location. There are currently no proposed programs for the renovation, improvement or development of the facilities currently used.

BlueStar’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3—LEGAL PROCEEDINGS

There are no legal proceedings to which BSFG is a party or is subject.  There is a currently a dispute between BSFG and Delos Stock Transfer (“DST”).  DST provided the escrow account and acted as escrow agent for the investor funds relating to the recent registered offering completed by BSFG.  BSFG believes DST misappropriated approximately $14,000 from this escrow account.  BSFG is considering legal action against DST if this dispute is not resolved in a timely manner.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There have been no matters brought forth to the securities holders to vote upon during the fourth quarter of Fiscal 2009.

PART II

ITEM 5 — MARKET FOR COMMON EQUITYAND RELATED STOCKHOLDER MATTERS

As of June 30, 2009, there was no public market in BSFG common stock although approval had been given for the quotation of its common stock on the Over-the-Counter Bulletin Board (OTCBB).  Trading began on July 16, 2009 under the trading symbol “BSFG”.

Holders

BSFG has 12,405,000 shares of $0.001 par value common stock issued and outstanding held by 34 shareholders of record as of September 15, 2009.

Dividends

BlueStar has never declared or paid any cash dividend on either its common stock.  For the foreseeable future, BlueStar intends to retain any earnings to finance the development and expansion of its business, and does not anticipate paying any cash dividends on its  common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including its financial condition, results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

ITEM 6—MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE:  This section contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of raw material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-K.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-K will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K or to reflect the occurrence of unanticipated events.  For a discussion of risk factors affecting our business and prospects, see “Part I  —  Item 1A  —  Risk Factors.” This section should be read in conjunction with “Part II —
Item 7 — Financial Statements.”

Overview

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

Plan of Operation

As of the end of Fiscal 2009, we had $3 of cash on hand and receivables of $108,420.  We have accounts payable of $250 and notes payable of $13,900. Over the next twelve months we estimate in order to maintain reporting company status as defined under the ’34 Act we will require $15,000, expenses include bookkeeping, accounting, and filing fees.  We must raise cash to cover these expenses and implement our business plan.  We estimate that we must raise a minimum of $25,000 in order to continue our proposed business and maintain our status as a reporting company

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If BSFG does not raise at least $25,000, it will be unable to establish a base of operations, without which it will be unable to begin to generate any significant revenues in the future.  If BSFG does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing.  BSFG cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

On August 12, 2008 the Company filed a registration statement on Form S-1, which was deemed effective August 21, 2008 registering 5,000,000 shares to be sold to the public at a price of $0.03 per share.  As of the fourth quarter 2008 the offering was filled and total proceeds raised were $150,000.

BSFG management does not expect to incur research and development costs within the next twelve months. BSFG currently does not own any significant plant or equipment that it would seek to sell in the near future

The Company has not paid for expenses on behalf of any director.  Additionally, BSFG believes that this policy shall not materially change within the next twelve months.

Employees

BSFG management does not anticipate the need to hire employees over the next twelve months.  Currently, the Company believes the services provided by its officers and directors appears sufficient at this time.  Our officers and directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

Investment Policies

BSFG does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest or nor on additional funds held by BSFG.   Presently BSFG does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at June 30, 2009, we had $3 cash on hand pre-paid expenses of $1,350, notes receivable of $94,520 and liabilities of $250.  The Company will require cash injections of approximately $25,000 or collections in that amount on its notes receivable to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on July 12, 2002 to June 30, 2009 of $61,777. We did not earn any revenues during the aforementioned period.

Critical Accounting Policies

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on BSFG terms.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements see the footnote disclosure in Part II, Item 7

Trends

We are a development stage business and have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  There can be no guarantee or assurance that management will be successful in developing the proposed business of the Company.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital

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

Results of Operations – Since inception to June 30, 2009.

For Fiscal 2009, we had a net loss of $52,277 and an accumulated loss since inception of $61,777.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, professional and consultant fees and general office expenses.

Balance Sheet as at June 30, 2009.

We ended Fiscal 2009 and Fiscal 2008 with $3 and $500 of cash, respectively, and $108,420 and $0 in receivables, respectively.  The increase in receivables was mainly to a third party to assist BSFG in establishing an operating platform for the furtherance of its business objectives.  The accounts receivable of $13,900 at the end of Fiscal 2009 relates to the dispute with Delos Stock Transfer--See Part I, Item 3—Legal Proceedings.  We ended  Fiscal 2009 and Fiscal 2008 with $14,150 and $0 in payables, respectively.  Total shares issued outstanding, as at the end of Fiscal 2009, were 12,405,000.

ITEM 6A—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended June 30, 2009.

ITEM 7—FINANCIAL STATEMENTS

BLUESTAR FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Audited Financial Statements

For the Years Ended June 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to June 30, 2009

BLUESTAR FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Audited Financial Statements

For the Years Ended June 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to June 30, 2009

THE BLACKWING GROUP, LLC
18921G E VALLEY VIEW PARKWAY #325
INDEPENDENCE, MO 64055
816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BlueStar Financial Group, Inc. (A Development Stage Enterprise)
1350 W. Horizon Ridge Drive
Suite 1922
Henderson, Nevada 89014

We have audited the accompanying balance sheets of BlueStar Financial Group, Inc. (A Development Stage Enterprise) as of June 30, 2008 and 2009, and the related statements of income and changes in member’s equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of BlueStar Financial Group, Inc. (A Development Stage Enterprise) as of June 30, 2008 and 2009, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC
Issuing Office: Independence, MO
September 14, 2009

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Balance Sheets

	June 30,
	2009	2008
ASSETS

Current assets
Cash	$3	$500
Prepaid expenses	1,350	2,400
Accounts receivable	13,900	-
Notes receivable	94,520	-
Total current assets	109,773	2,900

Total assets	$109,773	$2,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$250	$-
Related party payable	13,900	-
Total current liabilities	14,150	-

Stockholders' Equity
Common stock, $.001 par value; 60,000,000 shares authorized, 12,405,000 and 7,400,000 shares issued and outstanding at June 30, 2009 and 2008	12,405	7,400
Additional Paid in Capital	144,995	-
Deficit accumulated during the development stage	(61,777)	(4,500)
Total stockholders' equity	95,623	2,900

Total liabilities and stockholders' equity	$109,773	$2,900

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statements of Operations

			July 12, 2002 (Inception) to June 30, 2009

	Year ended June 30,
	2009	2008

Revenue	$-	$-	$-

Expenses
Professional fees	57,125	4,500	61,625
Other general & administrative	152	-	152
Total expenses	57,277	4,500	61,777

Net loss	$(57,277)	$(4,500)	$(61,777)

Basic and diluted loss per common share	$(0.01)	$(0.07)

Weighted average shares outstanding	9,578,028	60,656

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Common stock issued for cash, $.001 per share	5,000,000	$5,000	$-	$-	$5,000
Common stock issued for services, $.001 per share	2,400,000	2,400	-	-	2,400
Net loss, year ended June 30, 2008	-	-	-	(4,500)	(4,500)
Balance, June 30, 2008	7,400,000	7,400	-	(4,500)	2,900

Common stock issued for cash, $.03 per share	5,005,000	5,005	144,995	-	150,000
Net loss, year ended June 30, 2009	-	-	-	(57,277)	(57,277)
Balance, June 30, 2009	12,405,000	$12,405	$144,995	$(61,777)	$95,623

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			July 12, 2002 (Inception) to June 30, 2009
	Year ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(57,277)	$(4,500)	$(61,777)
Changes in operating assets and liabilities
Prepaid expenses	1,050	(2,400)	(1,350)
Accounts receivable	(13,900)	-	(13,900)
Accounts payable	250	-	250
Net cash used in operating activities	(69,877)	(6,900)	(76,777)

Cash flows from investing activities
Notes receivable	(94,520)	-	(94,520)
Net cash from investing activities	(94,520)	-	(94,520)

Cash flows from financing activities
Proceeds from related party payable	13,900	-	13,900
Common stock issued for cash	150,000	5,000	155,000
Common stock issued for services	-	2,400	2,400
Net cash provided by financing activities	163,900	7,400	171,300

Net change	(497)	500	3

Cash at beginning of period	500	-	-

Cash at end of period	$3	$500	$3

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 2,400,000 shares of common stock for professional and consulting services	$-	$2,400	$2,400

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended June 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to June 30, 2009

Note 1 – Nature of Business

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

Development Stage Enterprise

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Cash

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2009 and 2008, the Company had $3 and $500 in cash, respectively.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid. The Company has not recognized any revenues from inception to June 30, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended June 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to June 30, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are

Estimated Useful Lives
Furniture and Fixtures	5 - 10 years
Computer Equipment	3- 5 years
Vehicles	5 -10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At June 30, 2009 and 2008, the Company had no property and equipment.

Advertising Costs

Advertising and promotion costs are expensed as incurred.  The Company incurred no such expenses since inception.

Recent Accounting Pronouncements

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended June 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to June 30, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.  SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008 FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended June 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to June 30, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

Note 3 – Stockholders’ Equity

The authorized common stock of the Company consists of 60,000,000 shares with par value of $0.001.  On October 30, 2007, the Company authorized the issuance of 7,400,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $5,000 in cash and $2,400 in services.

Further, on various dates during the year ended June 30, 2009 the Company issued 5,005,000 shares of its common stock for cash at $.03 per share for a total cash consideration of $150,000.

Note 4 – Going Concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred little activity since inception other than the issuance of stock for cash and services and professional fees. The Company is currently in the development stage, and there is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended June 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to June 30, 2009

Note 4 – Going Concern (continued)

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's service development efforts. Management's plans include the marketing of their services and establishment of key management personnel to support the business plan.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Note 5 – Net Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of June 30, 2009 or 2008.

Note 6 – Provision for Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2009, the Company had accumulated deficits during the development stage of $61,777 to offset future taxable income. The Company has established a valuation allowance equal to the full amount of the deferred tax assets approximating $21,622 due to the uncertainty of the utilization of the operating losses in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended June 30, 2009 and the period of July 12, 2002 (inception) to June 30, 2009, the Company recognized no interest and penalties.  The Company had no accruals for tax related interest and penalties at June 30, 2009 and 2008.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended June 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to June 30, 2009

Note 7 – Note Receivable

During the year ended June 30, 2009, the Company entered into a note receivable with an unrelated business entity. The note carries a 0% interest rate and is due on demand and as such is included in current assets. The note is convertible to an equity interest in the entity at some future date. As of June 30, 2009, the Company has not converted the note to an equity interest.

Note 8 – Shareholder Loan

During the year ended June 30, 2009, a shareholder advanced the Company $13,900 to pay for operating expenses incurred in the development stage. The loan carries a 0% interest rate and is due on demand and as such is included in current liabilities.

Note 9 – Subsequent Events

No events have occurred subsequent to the balance sheet date that would require disclosure herein.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A — CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibit 31.1. This Item 8A includes information concerning the controls and control evaluations referred to in those certifications.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

BSFG’s management, with the participation of BSFG’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in BSFG’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2009. Based on that evaluation, management concluded that there has been no change in BSFG’s internal control over financial reporting during the fourth quarter of Fiscal 2009 that has materially affected, or is reasonably likely to materially affect, BFSG’s internal control over financial reporting.

Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 8B — OTHER INFORMATION

None.

PART III

The information called for by Part III of Form 10-K (Item 10 — Directors, Executive Officers and Corporate Governance, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence, and Item 14 — Principal Accountant Fees and Services), to the extent not set forth herein under “Item 1 — Business ,” is incorporated by reference from BSFG’s proxy statement relating to the 2009 annual meeting of stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 15—EXHIBITS

A list of the exhibits filed or furnished with this report (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit index on page 17 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESTAR FINANCIAL GROUP, INC.

By:	/s/ PAUL VOORHEES
Paul Voorhees
Chief Executive Officer and Chief Financial Officer

Date: September 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PAUL VOORHEES Paul Voorhees	Chief Executive Officer (principal executive officer)	September 25, 2009

/s/ JEFFREY I. RASSAS Jeffrey I. Rassas	Director	September 25, 2009

EXHIBITS

Exhibit
EX-3.1	Articles of Incorporation (incorporated by reference from BSFG’s Registration Statement on Form S-1 filed on August 12, 2008, Registration No. 333-152959)
EX-3.2	By-laws (incorporated by reference from BSFG’s Registration Statement on Form S-1 filed on August 21, 2008 Registration No. 333-152959)
EX-31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
EX-32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002