Form 10-Q
period 2009-09-30
BlueStar Financial Group, Inc.
filed 2009-11-16
CIK 1442236

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-152959

BLUESTAR FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of Incorporation or organization)	51-0665952 (I.R.S. Employer Identification No.)

1145 E. Via Linda, Suite 2419
 Scottsdale, AZ  85259
  (Address, including zip code, of principal executive offices)

(480) 463-4246
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No  ☐

The total number of shares of common stock outstanding as of October 30, 2009, was 12,400,000.

BLUESTAR FINANCIAL GROUP, INC.
 FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUESTAR FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three Months Ended September 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to September 30, 2009

BLUESTAR FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three Months Ended September 30, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to September 30, 2009

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2009	June 30, 2009

	(unaudited)
ASSETS

Current assets
Cash	$3	$3
Due from consultant	15,000	15,250
Notes receivable	94,520	94,520
Total current assets	109,523	109,773

Total assets	$109,523	$109,773

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	1,523	250
Related party payables	15,400	13,900
Total current liabilities	16,923	14,150

Stockholders' Equity
Common stock, $.001 par value; 60,000,000 shares authorized, 12,400,000 shares issued and outstanding	12,400	12,400
Additional paid in capital	145,000	145,000
Deficit accumulated during the development stage	(64,800)	(61,777)
Total stockholders' equity	92,600	95,623

Total liabilities and stockholders' equity	$109,523	$109,773

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statement of Operations (unaudited)

			For the period from July 12, 2002 (inception) to September 30, 2009

	Three months ended September 30,
	2009	2008

Revenue	$-	$-	$-

Expenses
Professional fees	3,023	600	64,648
Other general and administrative	-	-	152
Total expenses	3,023	600	64,800

Net loss	$(3,023)	$(600)	$(64,800)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	12,400,000	7,400,000

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period from July 12, 2002 (inception) to September 30, 2009

	Three months ended September 30,

	2009	2008
Cash flows from operating activities
Net loss	$(3,023)	$(600)	$(64,800)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	2,400
Changes in operating assets and liabilities
Prepaid expenses	-	600	-
Due from consultant	250		(15,000)
Accounts payable	1,273		1,523
Net cash used in operating activities	(1,500)	-	(75,877)

Cash flows from investing activities
Notes receivable	-	-	(94,520)
Net cash used in investing activities			(94,520)

Cash flows from financing activities
Proceeds from related party payables	1,500	-	15,400
Proceeds from sale of stock	-	-	155,000
Net cash provided by financing activities	1,500	-	170,400

Increase in cash	-	-	3

Cash at beginning of period	3	500	-

Cash at end of period	$3	500	$3

Supplemental disclosure of non-cash investing and financing activities:
Issuance if 5,000,000 shares of common stock for professional and consulting services	$-	$-	$2,400

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company
Notes to the Unaudited Financial Statements
For the Three Months Ended September 30, 2009 and 2008 and the
Period of July 12,2002 (Inception) to September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year ended June 30, 2010.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

 On October 27, 2009, the Company appointed Rick Papworth as interim CEO and a member of the board of directors and Jeffrey Rassas was appointed chairman of the board.

On November 11, 2009, the Company announced it had entered into a Letter of Intent to purchase YouChange, Inc. in a stock transaction. YouChange, Inc. is an electronic industry re-commerce company with a robust consumer rewards program and recycling network.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE:  This section contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of raw material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.  For a discussion of risk factors affecting our business and prospects, see “Part II  —  Item 1A  —  Risk Factors.” This section should be read in conjunction with “Part I — Item 1 — Financial Statements.”

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

We have not conducted any revenue generating operations since our inception.  We anticipate that this industry will become more and more competitive over the course of the next twelve months.  Competitors within this market segment will more than likely have superior financing and be better positioned than BSFG.

On October 27, 2009, Richard A. Papworth was appointed as Interim Chief Executive officer and appointed to the board of directors.  Jeffrey Rassas was appointed Chairman of the board of directors.  Mr. Papworth was hired tofacilitate BSFG’s relocation from Richland, Washington to Scottsdale, Arizona in preparation of rolling out the repositioned growth strategy focused in the Green Tech sector to provide a solution to the ever growing environmental challenges of e-Waste. On November 11, 2009, we announced we had entered into a Letter of Intent to purchase  YouChange, Inc. in a stock transaction.  YouChange is our initial entry into Green Tech/e-Waste and is an electronic industry re-commerce company with a robust consumer rewards program and recycling network.

Plan of Operation

As of the end of September 30, 2009, we had $3 of cash on hand and receivables of $109,520.  We have accounts payable of $1,523 and notes payable of $15,400. Over the next twelve months we estimate in order to maintain reporting company status as defined under the ’34 Act we will require $15,000, expenses include bookkeeping, accounting, and filing fees.  We must raise cash to cover these expenses and implement our business plan.  We estimate that we must raise a minimum of $25,000 in order to continue our proposed business and maintain our status as a reporting company

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If BSFG does not raise at least $25,000, it will be unable to establish a base of operations, without which it will be unable to begin to generate any significant revenues in the future.  If BSFG does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing.  BSFG cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

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

Employees

BSFG management does not anticipate the need to hire employees over the next twelve months.  Currently, the Company believes the services provided by its officers and directors appears sufficient at this time.  Our officers and directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.  On October 27, 2009, Richard A. Papworth was appointed as Chief Executive officer and appointed to the board of directors.  Jeffrey Rassas was appointed Chairman of the board of directors.

Investment Policies

BSFG does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest or nor on additional funds held by BSFG.   Presently BSFG does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at September 30, 2009, we had $3 cash on hand pre-paid expenses of $15,000, notes receivable of $94,520 and liabilities of $16,923.  The Company will require cash injections of approximately $25,000 or collections in that amount on its notes receivable to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on July 12, 2002 to September 30, 2009 of $64,800. We did not earn any revenues during the aforementioned period.

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on BSFG terms.

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

Results of Operations – Since inception to June 30, 2009.

For the period ended September 30, 2009, we had a net loss of $3,023 and an accumulated loss since inception of $64,800.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, professional and consultant fees and general office expenses.

Balance Sheet as at June 30, 2009.

We ended September 30, 2009 and June 30, 2009 with $3 and $3 of cash, respectively, and $109,520 and $109,770 in receivables, respectively.  Accounts receivable of $15,000 at the end of September 30, 2009 relates to the dispute with Delos Stock Transfer--See Part I, Item 3—Legal Proceedings.  We ended  September 30, 2009 and Fiscal 2009 with $15,400 and $13,900 in payables, respectively.  Total shares issued outstanding, as at the end of Fiscal 2009, were 12,400,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET
RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended September 30, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

 (a)    Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.  CONTROLS AND PROCEDURES

 (b)    Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are  likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which BSFG is a party or is subject.  There is a currently a dispute between BSFG and Delos Stock Transfer (“DST”).  DST provided the escrow account and acted as escrow agent for the investor funds relating to the recent registered offering completed by BSFG.  BSFG believes DST misappropriated approximately $15,000 from this escrow account.  BSFG is considering legal action against DST if this dispute is not resolved in a timely manner.

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

The company has not identified any equipment or lessees thus an investor cannot assess all the risks of investment. The Company has not identified any equipment or lessees.   An investor cannot assess all of the otential risks of an investment in the Company because all of the equipment to be purchased and the lessees to whom the equipment will be leased have not been identified.  A prospective investor will not have complete information as to the manufacturers of the company’s equipment, the number of leases to be entered into, the specific types and models of equipment to be acquired, or the identity, financial condition and creditworthiness of the companies who will lease our equipment.  Investors must rely upon the judgment and ability of our officer and director in his selection of equipment to purchase, the evaluation of equipment manufacturers, the selection of lessees and the negotiation of leases.

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
PROCEEDS

There has been no change in our securities since the fiscal year ended June 30, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESTAR FINANCIAL GROUP, INC.
Date: November 16, 2009	By:	/s/ Richard A. Papworth
Richard A. Papworth
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)