Form 10-Q
period 2009-12-31
BlueStar Financial Group, Inc.
filed 2010-02-16
CIK 1442236

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-152959

BLUESTAR FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of Incorporation or organization)	51-0665952 (I.R.S. Employer Identification No.)

11445 E. Via Linda, Suite 2419
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

The total number of shares of common stock outstanding as of January 31, 2010, was 12,400,000.

BLUESTAR FINANCIAL GROUP, INC.
 FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUESTAR FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to December 31, 2009

BLUESTAR FINANCIAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2009 and 2008, and the
Period of July 12, 2002 (Inception) to December 31, 2009

TABLE OF CONTENTS

Page(s)
Balance Sheets as of December 31 and June 30, 2009	F-1

Statements of Operations for the three and six months ended December 31, 2009 and 2008 and the period of July 12, 2002 (inception) to December 31, 2009	F-2

Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and the period of July 12, 2002 (inception) to December 31, 2009	F-3

Notes to Unaudited Financial Statements	F-4

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	June 30, 2009

	(unaudited)
ASSETS

Current assets
Cash	$3	$3
Due from consultant	15,000	15,250
Notes receivable	87,299	94,520
Total current assets	102,302	109,773

Total assets	$102,302	$109,773

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	1,390	250
Related party payables	15,400	13,900
Total current liabilities	16,790	14,150

Stockholders' Equity
Common stock, $.001 par value; 60,000,000 shares authorized, 12,405,000 shares issued and outstanding	12,405	12,405
Additional paid in capital	144,995	144,995
Deficit accumulated during the development stage	(71,888)	(61,777)
Total stockholders' equity	85,512	95,623

Total liabilities and stockholders' equity	$102,302	$109,773

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statement of Operations (unaudited)

					For the period from July 12, 2002 (inception) to December 31, 2009

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	7,088	600	10,111	1,200	71,736
Other general and administrative	-		-		152
Total expenses	7,088	600	10,111	1,200	71,888

Net loss	$(7,088)	$(600)	$(10,111)	$(1,200)	$(71,888)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,405,000	7,400,000	12,405,000	7,400,000

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period from July 12, 2002 (inception) to December 31, 2009

	Six months ended December 31,

	2009	2008
Cash flows from operating activities
Net loss	$(10,111)	$(1,200)	$(71,888)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	2,400
Changes in operating assets and liabilities
Prepaid expenses	-	1,200	-
Due from consultant	250	-	(15,000)
Accounts payable	1,140	-	1,390
Net cash used in operating activities	(8,721)	-	(83,098)

Cash flows from investing activities
Notes receivable	7,221	-	(87,299)
Net cash used in investing activities	7,221	-	(87,299)

Cash flows from financing activities
Proceeds from related party payables	1,500	-	15,400
Proceeds from sale of stock	-	-	155,000
Net cash provided by financing activities	1,500	-	170,400

Net change in cash	-	-	3

Cash at beginning of period	3	500	-

Cash at end of period	$3	500	$3

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 5,000,000 shares of common stock for professional and consulting services	$-	$-	$2,400

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company
Notes to the Unaudited Financial Statements
For the Three and Six Months Ended December 31, 2009 and 2008 and the
Period of July 12, 2002 (Inception) to December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year ended June 30, 2010.

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

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 10, 2010.  On November 11, 2009, BSFG entered into an agreement to acquire YouChange, Inc. and move toward a new business model in the “Green Tech” sector.  Management anticipates closing this transaction by the end of the third quarter of Fiscal 2010.

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

Bluestar Financial Group, Inc. was founded in 2002 as a development stage company, focused on providing small ticket item leasing to small and middle market companies primarily within the hospitality, spa, and resort communities. The plan concentrated on leasing equipment, such as small computer systems, personal computers, workstations, computer peripheral equipment, mainframe computers, CAE/CAD/CAM equipment, energy equipment, general purpose plant/office equipment, graphic processing equipment, audio/visual equipment, laundry items, and health and spa equipment.  With the economic downturn these targeted industries were impacted hardest forcing the board of Bluestar Financial Group to make a substantial change in strategy to enhance shareholder equity and leverage the knowledge of the existing leasing business and network already established.

After careful consideration it became clear there could be great benefit to the economic downturn resulting in the liquidation of non-performing leases and used equipment available through our network.  It was further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as “eWaste and presented negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and very anticipated “Green Tech” sector.  It was decided that to fully exploit and leverage this new market opportunity Bluestar Financial Group would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of “Green Tech.”  The board was successful in locating a company that had the attributes desired and on November 11, 2009 entered into a letter of intent to acquire YouChange, Inc.  Once this acquisition has been consummated it is anticipated that the YouChange management team will take over, leading and executing this new direction that will focus on the eWaste challenge by launching the youchange.com platform that will include paying and providing reward points to businesses and consumers for their used electronics, refurbishing and recycling through established and certified strategic partners and generating revenue from the sales and re-commerce of these products as well as licensing fees for proprietary data.

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

Plan of Operation

As of the end of December 31, 2009, we had $3 of cash on hand and receivables of $102,000.  We have accounts payable of $1,390 and notes payable of $15,400. Over the next twelve months we estimate in order to maintain reporting company status as defined under the ’34 Act we will require $15,000, expenses include bookkeeping, accounting, and filing fees.  We must raise cash to cover these expenses and implement our business plan.  We estimate that we must raise a minimum of $25,000 in order to continue our proposed business and maintain our status as a reporting company

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If BSFG does not raise at least $25,000, it will be unable to establish a base of operations, without which it will be unable to begin to generate any significant revenues in the future.  If BSFG does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing.  BSFG cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

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

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at December 31, 2009, we had $3 cash on hand, notes receivable of $87,300 and liabilities of $16,790.

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

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on July 12, 2002 to December 31, 2009 of $71,900. We did not earn any revenues during the aforementioned period.

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

Results of Operations – Since inception to December 31, 2009.

For the period ended December 31, 2009, we had a net loss of $7,100 and an accumulated loss since inception of $71,900.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, professional and consultant fees and general office expenses.

Balance Sheet as at June 30, 2009.

We ended December 31, 2009 and Fiscal 2009 with $3 and $3 of cash, respectively, and $102,300 and $109,800 in receivables, respectively.  Accounts receivable of $15,000 at the end of September 30, 2009 relates to the dispute with Delos Stock Transfer--See Part I, Item 3—Legal Proceedings.  We ended December 31, 2009 and Fiscal 2009 with $16,800 and $14,200 in payables, respectively.  Total shares issued outstanding, as at the end of Fiscal 2009, were 12,400,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET
RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended September 30, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

 (a)    Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Principal Accounting Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.  CONTROLS AND PROCEDURES

 (b)    Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are  likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. BlueStar incurred a $71,900 loss for the period from inception to December 31, 2009 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products. We plan to seek additional funds through private placements of our common stock. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

BLUESTAR FINANCIAL GROUP, INC.
Date: February 16, 2010	By:	/s/ Richard A. Papworth
Richard A. Papworth
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)