Form 10-Q
period 2010-03-31
BlueStar Financial Group, Inc.
filed 2010-05-25
CIK 1442236

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-152959

BLUESTAR FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of Incorporation or organization)	51-0665952 (I.R.S. Employer Identification No.)

7377 E. Doubletree Ranch Rd., Suite 200
 Scottsdale, AZ  85258
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The total number of shares of common stock outstanding as of April 30, 2010, was 35,405,588.

BLUESTAR FINANCIAL GROUP, INC.
 FORM 10-Q

BLUESTAR FINANCIAL GROUP, INC
(A Development Stage Enterprise)

Condensed Consolidated Financial Statements
March 31, 2010 and 2009

BLUESTAR FINANCIAL GROUP, INC
(A Development Stage Enterprise)

Condensed Consolidated Financial Statements
March 31, 2010 and 2009

CONTENTS

Page(s)
Condensed Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009	F-1

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009 and the period of July 12, 2002 (Inception) to March 31, 2010	F-2

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and the period of July 12, 2002 (Inception) to March 31, 2010	F-3

Notes to the Condensed Consolidated Financial Statements	F-4-9

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2010	June 30, 2009

	(Unaudited)	(Restated)
ASSETS

Current assets
Cash	$119,483	$21,892
Note receivable	70,000	-
Subscription receivable	25,000	-
Other current assets	18,394	20,778
Total current assets	232,877	42,670

Fixed assets	16,000	-

Total assets	$248,877	$42,670

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$19,865	$250
Short term note payable	37,500	-
Related party payables	15,400	13,900
Total current liabilities	72,765	14,150

Stockholders' equity
Common stock , $.001 par value; 60,000,000 shares authorized; 35,405,588 and 12,405,000 issued and outstanding at March 31, 2010 and June 30, 2009	35,406	12,405
Additional paid in capital	640,675	144,995
Deficit accumulated during the development stage	(499,969)	(128,880)
Total stockholders' equity	176,112	28,520

Total liabilities and stockholders' equity	$248,877	$42,670

See accompanying notes to financial statements.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

					For the period from July 12, 2002 (inception) to March 31, 2010

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-	$-

Operating expenses
Professional fees	65,702	1,200	165,175	89,908	271,400
Commissions	27,500	-	50,000	-	50,000
General and administrative	139,502	9,066	146,627	13,096	171,332
Total operating expenses	232,704	10,266	361,802	103,004	492,732

Other income (expense)
Interest income	3,000	50	4,394	50	6,444
Interest expense	(10,488)	-	(13,681)	-	(13,681)
Total other income (expense)	(7,488)	50	(9,287)	50	(7,237)

Net loss	$(240,192)	$(10,216)	$(371,089)	$(102,954)	$(499,969)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding	12,916,124	11,175,560	12,572,888	8,640,147

See accompanying notes to financial statements.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			For the period from July 12, 2002 (inception) to March 31, 2010

	Nine months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(371,089)	$(102,954)	$(499,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-		2,400
Changes in operating assets and liabilities:
Prepaid expenses		1,800
Other current assets	2,384	(6,970)	(18,394)
Accounts payable and accrued liabilities	19,615	250	19,865
Net cash used in operating activities	(349,090)	(107,874)	(496,098)

Cash flows from investing activities
Purchase of fixed assets	(16,000)	-	(16,000)
Note receivable	(70,000)	-	(70,000)
Common stock issued for purchase of subsidiary	518,681	-	518,681
Net cash provided by investing activities	432,681	-	432,681

Cash flows from financing activities
Note payable	37,500	-	37,500
Related party payables	1,500	-	15,400
Subscription receivable	(25,000)	(25,000)	(25,000)
Proceeds from sale of stock	-	148,500	155,000
Net cash provided by financing activities	14,000	123,500	182,900

Net change in cash	97,591	15,626	119,483
Cash at beginning of period	21,892	500
Cash at end of period	$119,483	$16,126	$119,483

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing activities:
Issuance of 5,000,000 shares for professional and consulting services	$-	$-	$2,400
Issuance of common shares for purchase of subsidiary	$518,681	$-	$518,681

See accompanying notes to financial statements.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

Note 1 – Nature of Business

BlueStar Financial Group, Inc. (“BSFG” or the “Company”) was incorporated in the state of Nevada on July 12, 2002 under the same name. The Company’s founder initially intended to establish a management and consulting business. The board of directors of the Company subsequently decided that the Company should pursue other opportunities and a change of control of the Company occurred on October 30, 2007. No business was conducted by the Corporation from inception on July 12, 2002 until a change of control occurred on October 30, 2007. On March 30, 2010, the Company acquired all of the outstanding stock of YouChange, Inc., an Arizona Corporation.

The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.  The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

Note 2 – Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2010 or June 30, 2009.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2010 or June 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and June 30, 2009.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Share Based Expenses (continued)

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Recently Implemented Standards

ASC 105, “Generally Accepted Accounting Principles” (ASC 105) (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162)” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, “Subsequent Events” (ASC 855) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

The Company refers to FASB ASC 605-25 “Multiple Element Arrangements” in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Recently Issued Standards (continued)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC Update No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)” (ASC Update No. 2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

ASC Topic 810, “Consolidation” was amended in June 2009, by Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009

Note 3 – Restated Financial Statements

On March 30, 2010, the Company issued 21,549,591 shares of its common stock in exchange for all of the outstanding common stock of YouChange, Inc (the Subsidiary). The Subsidiary has been consolidated into the Company retroactively for purposes of financial statement presentation.

Note 4 – Related Party Payables

Since inception, shareholders of the Company have advanced a total of $15,400 to fund operations. The loans carry a 0% interest rate and are due on demand and as such are included in current liabilities.  This included $1,500 advanced during the nine months ended March 31, 2010. Imputed interest as been considered but was determined to be immaterial to the financial statements and as such is not included herein.

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

After careful consideration it became clear there could be great benefit to the economic downturn resulting in the liquidation of non-performing leases and used equipment available through our network.  It was further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as “eWaste and presented negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and very anticipated “Green Tech” sector.  It was decided that to fully exploit and leverage this new market opportunity Bluestar Financial Group would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of “Green Tech.”  The board was successful in locating, and has now acquired, YouChange, Inc. (“YouChange”), a company that had the attributes desired. The YouChange management team will lead and execute this new direction that will focus on the eWaste challenge by launching the youchange.com platform that will include paying and providing reward points to businesses and consumers for their used electronics, refurbishing and recycling through established and certified strategic partners and generating revenue from the sales and re-commerce of these products as well as licensing fees for proprietary data.

On March 15, 2010, BlueStar Financial Group, Inc. a Nevada corporation (“BSFG” or the” Company”) and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with YouChange, Inc., an Arizona corporation (“YouChange”).  A copy of the Merger Agreement was filed as an exhibit to a Form 8-K that was filed on March 22, 2010

The Merger Agreement and the acquisition agreed to therein (the “Acquisition”), was closed on March 30, 2010.  At the closing, YouChange merged into Merger Sub, with YouChange as the surviving entity.  BSFG acquired all 7,183,197 of the issued and outstanding shares of YouChange from YouChange shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  YouChange shareholders received 3 shares of BSFG commons stock for each share of YouChange common stock.  These figures included 2,049,591 shares of BSFG Common Stock issued to the former note holders of YouChange whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681was converted into 683,197 shares of YouChange common stock immediately prior to the Merger. There are no agreements among the former YouChange shareholders regarding their holdings of the Company’s Common Stock.  As a result of the Merger there are a total of 35,405,588 shares of BSFG common stock issued and outstanding of which the former YouChange shareholders hold 64%

Under provisions of the Merger Agreement, Paul Voorhees, a director of BSFG tendered his resignation and no successor has yet been appointed.  The Pre-closing officers and directors of BSFG will be officers and directors of BSFG until their resignation or removal.  The Pre-closing officers and directors of YouChange will be officers and directors of YouChange until their resignation or removal.

The acquisition of YouChange under the Merger Agreement was intended to qualify as a tax deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis.  Jeffrey I. Rassás is a director of the Company and Richard A. Papworth is both a director and an executive officer of the Company.  Both men held executive officer positions with YouChange and Mr. Rassás was the sole director of YouChange. Mr. Rassás, indirectly through the Hayjour Family Limited Partnership, an Arizona limited partnership, and Mr. Papworth directly held shares of YouChange common stock and received shares of the Company’s Common Stock as a result of the Merger.

The summary of the Merger Agreement set forth above does not purport to be a complete statement of the terms of the Merger Agreement.  The summary is qualified in its entirety by reference to the full text of the Merger Agreement which was filed as an Exhibit to Form 8-K filed March 22, 2010 and incorporated herein by reference.

YouChange was incorporated in the state of Arizona on August 22, 2008 under the same name. It was organized as a green tech venture to purchase used consumer electronics, then refurbish and resell them.  It is also an e-waste company to responsibly recycle end of use consumer electronics.

YouChange has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in Accounting Standards Codification 915, “Development Stage Entities” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Customers

YouChange has not yet commenced active operations.  We have a letter of intent to acquire an unrelated company that has operated in the electronics reCommerce industry for 17 years.  We are actively involved in the due diligence process and anticipate closing the transaction  in the quarter ending June 30, 2010.  The consideration for the acquisition is a combination of cash and stock.

Competition

The market for refurbishment and recycling of electronics is highly competitive.  There are a few new companies in this area of reCommerce.  We believe the principal competitive factors in the electronics reCommerce business include name recognition, price, product knowledge, reputation, timely delivery, ease in product processing and drop-off and customer service.  Quality and product availability are key to success in this industry.  Competitors include Gazelle.com and YouRenew.com.

Intellectual Property

YouChange is currently developing the software for its proprietary operating platform.  We also intend, subject to available funds among other factors, to pursue not only the development of additional intellectual properties but also its proactive acquisition when we identify opportunities to strengthen our proprietary position.

Employees

YouChange currently has no full-time employees.  Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

Government Regulation

Our operations are in material compliance with applicable environmental laws and regulations.  Our business plan to enter the Green Tech and e-Waste sectors for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices may require governmental approvals for the recycling process of electronics containing certain e-Waste and periodic governmental reviews of our ongoing operations for disposition of obsolete electronic devices through these recycling centers.  The time for such regulatory reviews is not clearly known at this time.  If we are unable to meet the regulatory requirements for establishing these recycling facilities or, on an ongoing basis, meet the regulatory requirements for continued operations, we will not be able to continue offering recycling services and will not generate revenues for the recycled materials.  Even if we receive such regulatory approval, such approval may impose limitations on the indicated uses for which we may market our recycling services, which may limit our ability to generate significant revenues on recycled products and services.  Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. We currently believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

Plan of Operation

As of the end of March31, 2010, we had $119,000 of cash on hand and receivables of $95,000, of which $25,000was collected in early April, 2010.  We have accounts payable of $20,000 and notes payable of $37,500. Over the next twelve months we estimate in order to maintain reporting company status as defined under the ’34 Act we will require $15,000, expenses include bookkeeping, accounting, and filing fees.  We must raise cash to cover these expenses and implement our business plan.  We estimate that we must raise a minimum of $25,000 in order to continue our proposed business and maintain our status as a reporting company

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If BSFG does not raise at least $1.5 million, it will be unable to establish a base of operations, without which it will be unable to execute its current business plan and generate any significant revenues in the future.  The Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing.  BSFG cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

On August 12, 2008 the Company filed a registration statement on Form S-1, which was deemed effective August 21, 2008 registering 5,000,000 shares to be sold to the public at a price of $0.03 per share.  As of the fourth quarter 2008 the offering was filled and total proceeds raised were $150,000.  During the quarters ended December 31, 2009 and March 31, 2010, YouChange raised $500,000 through the issuance of a convertible debt instrument.  The notes bore interest at the rate of 12% and were converted into YouChange common stock at the rate of 1.33 shares per doller of debt plus accrued interest.  On March 30, 2010, as part of the Acquisition, the debt and accrued interest of $513,681 was converted to 683,197 shares of YouChange common stock.

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

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at March 31, 2010, we had $119,000 cash on hand, receivables of $1113,000 and liabilities of $73,000.  The Company will require cash injections of approximately $1.5million to enable the Company to meet its anticipated expenses over the next twelve months relative to the execution of its business plan. Unless we raise additional funds within the next 90 to 120 days, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on July 12, 2002 to March 31, 2010 of $500,000. We did not earn any revenues during the aforementioned period.

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of March 31, 2010, we have not generated revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on BSFG terms.

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

There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated any revenues since our formation on July 12, 2002.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $1.5 million over the course of the next 90 to 120 days our business will fail and any investment made into the Company would be lost in its entirety.  We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to March 31, 2010.

For the period ended March 31, 2010, we had a net loss of $371,000 and an accumulated loss since inception of $500,000.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, professional and consultant fees and general office expenses.

Balance Sheet as at June 30, 2009.

We ended March 31, 2010 and Fiscal 2009 with $119,000 and $22,000 of cash, respectively, and $116,000 and $21,000 in receivables, respectively.  Accounts receivable of $15,000 at March 31, 2010 relates to the dispute with Delos Stock Transfer--See Part I, Item 3—Legal Proceedings.  We ended March 31, 2010 and Fiscal 2009 with $73,000 and $14,000 in payables, respectively.  Total shares issued outstanding, as at March 31, 2010 and the end of Fiscal 2009, were 35,405,588 and 12,400,000, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET
RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

 (a)    Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Principal Accounting Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.  CONTROLS AND PROCEDURES

 (b)    Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are  likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

ITEM 1A—RISK FACTORS (These factors are related to the business activity of YouChange as a result of the Merger)

There are many risk factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or desire.

RISKS RELATED TO OUR FINANCIAL RESULTS

We have limited cash resources, an accumulated deficit, are not currently profitable and expect to incur significant expenses in the near future.

As of March 31, 2010, we had a working capital of approximately $160,000.  This amount consists of cash of $119,000 and current assets of $113,000, accounts payable and accrued current liabilities of $73,000.  We have incurred a substantial net loss for the period from our inception in July 2002 to December 31, 2009, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through 2010 at the earliest and possibly thereafter.  As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have not generated any revenue to date.  We do not believe we will begin earning revenues from operations until the latter part of calendar year 2010 as we transition from a development stage company.  We have incurred operating losses since our inception.  Our net loss for the nine months ended March 31, 2010 and for fiscal year ended June 30, 2009 was $371,000 and $129,000, respectively.  As of March31, 2010, we had an accumulated deficit of $500,000.

We will be required to raise additional capital to fund our operations.  If we cannot raise needed additional capital in the future, we will be required to cease operations.

Based on our current plans, we believe our existing financial resources, and interest earned thereon, will not be sufficient to meet our operating expenses and capital requirements. We will need additional capital within the next 90 days to sustain our operations in the near term and estimate that we will require approximately $1.5 million over the next 12 months in order to finance the development of our business plan and fund operating expenses.  We plan to seek such additional funding through private placements offerings of our securities.
You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•	any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to begin development or implementation of our business plan.  We require substantial working capital to fund our operations.  Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements.  There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements even for the immediate future.  No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us.  If we are unable to raise needed funds on acceptable terms, we will not be able to develop or implement our business plan, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements.  A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

Our purposes in entering into the agreement and plan of merger with YouChange is to pursue our new business plan but no assurance can be made that we can successfully implement our new business plan.

In the fall of 2009 we made the decision to reposition the company and focus our business on the Green Tech and e-Waste sectors.  YouChange has developed a comprehensive business plan and plan of operations, including paying and providing reward points to businesses and consumers, for the collection, refurbishment (to factory condition) and reCommerce of otherwise surplus, end-of-life and obsolete electronic devices through acquired or established refurbishment centers and certified recycling e-Waste partners. Revenue is expected  to be generated from the sales and re-commerce of these products as well as licensing fees for proprietary data.  In addition, electronic products and devices determined to be at the end of their useful life will be responsibly recycled through strategic recycling partners.  YouChange has conducted research and analysis of these sectors and believes that significant opportunities exist to build a successful business in the Green Tech and e-Waste sectors.  Although YouChange is only beginning operation of its business plan in the Green Tech and e-Waste sectors, the company has developed a business concept that should allow BSFG to more quickly build a business in the Green Tech and e-Waste sectors and will be led by a management team with experience and existing relationships in the electronic and environmental sustainability sectors.  Although no assurances can be made that this strategy will be successful, we believe the acquisition of YouChange is in our best interests and the best interests of our shareholders.

We have insufficient capital to implement our repositioned business plan.

Although we have taken steps to reposition the company and focus our business on the Green Tech and e-Waste sectors with the Closing of the Acquisition, we currently have no ability to fund the development and implementation of the entire business plan.  We currently have no revenue so we expect to rely on external sources of capital through the issuance of debt and/or equity securities in private placement offerings to provide funding of our business.  We expect to initiate such actions to obtain additional capital to fund our business following the closing of the Acquisition.  No assurances can be made that we will be successful in obtaining additional funding on terms and conditions that are acceptable to us.

We have deferred, and may continue to defer, payment of some of our obligations, which may adversely affect our ability to obtain goods and services in the future.

We estimate that we will require approximately $1.5 million to carry out our business plan and meet our expenses for the next 12 months and currently have funding sources to satisfy our immediate obligations over the next ninety (90) days.  Our immediate obligations primarily include only professional fees related to the audit and review by our auditors of our financial statements, payment for services rendered by our officers, legal expense associated with the Acquisition, and so forth.  Until such time, if at all, as we receive adequate funding, we intend to defer payment of all other obligations that are capable of being deferred.  Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.

We will need to take significant additional actions to secure required facilities and establish processes for our business plan and expect to incur losses during such period.

Because we have not yet begun implementation of our repositioned business in the Green Tech and e-Waste sectors, we have to take additional actions to secure electronic refurbishment centers and recycling facilities as well as build the infrastructure necessary to implement the operational processes for the business.  In addition, to compete effectively, any future products or services must be easy to use, cost-effective and economical to deliver, as the case may be, on a commercial scale.  We may not achieve any of these objectives.

Our operating expenses are unpredictable, which may adversely affect our business, operations and financial condition.

As a result of our limited operating history, because of the emerging nature of the markets in which we will compete and the lack of implementation of our repositioned business in the Green Tech and e-Waste sectors, our financial data is of limited value in planning future operating expenses.  Our historical financial performance is all based upon basic start-up costs and is not reflective in any way of the financial requirements of our repositioned business in the Green Tech and e-Waste sectors.  To the extent our operating expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.  Our expense levels will be based in part on our expectations concerning future revenues.  The size and extent of our revenues, if any, are wholly dependent upon the choices and demand of individuals for our products and services, which are difficult to forecast accurately.  We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues.  Further, business development and marketing expenses may increase significantly as we expand our operations.

RISKS RELATED TO OUR BUSINESS

If our plan is not successful or management is not effective, the value of our common stock may decline.

As a corporate entity, we have  had nominal operations since inception until recently.  As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

Our business and prospects for the collection, refurbishment (to factory condition) and reCommerce of otherwise surplus, obsolete electronic and end-of-life devices must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can:
•
build or acquire the infrastructure necessary to implement the operational processes for the business in the Green Tech and e-Waste sectors for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices;

•	secure electronic refurbishment centers and recycling facilities necessary for our planned business operations;

•	obtain the regulatory approvals necessary for recycling electronic products and devices determined to be at the end of their useful life;

•
educate consumers about our programs and services in the Green Tech and e-Waste sectors and effectively tap consumers behavior and appeal to consumers to utilize our services and facilities for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices;

•	establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls; or

•	respond effectively to competitive pressures and alternative options for consumers to dispose of or discard otherwise obsolete electronic devices.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

If we do not obtain or maintain government regulatory approval for our services, we cannot offer our services and we will not generate revenues.

Our business plan to enter the Green Tech and e-Waste sectors for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices may require governmental approvals for the establishment of our electronic refurbishment centers and recycling facilities and periodic governmental reviews of our ongoing operations for disposition of obsolete electronic devices.  The time for such regulatory reviews is not clearly known at this time.  If we are unable to meet the regulatory requirements for establishing these facilities or on an ongoing basis, meet the regulatory requirements for continued operations, we will not be able to continue offering our services and will not generate revenues.  Even if we receive such regulatory approval, such approval may impose limitations on the indicated uses for which we may market our services, which may limit our ability to generate significant revenues.

Our lack of commercial marketing, sales and distribution may prevent us from successfully commercializing our services, which would adversely affect our level of future revenues, if any.

Our business plan to enter the Green Tech and e-Waste sectors for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices is untested and unproven. We have no experience in the marketing and sales in the Green Tech and e-Waste sectors including services for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices to date.  We may not successfully arrange for the establishment of electronic refurbishment centers and recycling facilities and this could prevent us from commercializing our services or limit our profitability from any such proposed services.

The consumer marketplace may not accept and utilize our services, the effect of which would prevent us from successfully commercializing any proposed services and adversely affect our level of future revenue, if any.

Our ability to market and commercialize our services for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices depends on the acceptance of such services by consumers.  We have a consumer rewards based program planned but will also need to develop commercialization initiatives designed to increase awareness about us and our services to consumers of electronic devices in locations where our refurbishment centers and recycling facilities will be  located.  Currently, we have not developed any such initiatives.  Without success in these areas, we may not be able to successfully commercialize any proposed products or generate revenue.

Product liability exposure on refurbished electronic devices may expose us to significant liability or costs which would adversely impart our future operating results and divert funds from the operation of our business.

We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the recycle and reCommerce of refurbished electronic devices is alleged to have resulted in adverse effects.  We may not be able to avoid significant liability exposure.  We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost.  An inability to obtain product liability insurance at acceptable costs or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our services.
A product liability claim could hurt our financial performance. Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance.

We may fail to protect adequately our proprietary processes, which would allow competitors to take advantage of our concept development efforts, the effect of which could adversely affect any competitive advantage we may have.

We have not sought any patent or other intellectual property protection of our business plan process for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices.  Our success may depend in part on our ability to obtain such patent protection and other intellectual property protection for our business processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties.  Our long-term success largely depends on our ability to market technologically competitive processes and services.  If we fail to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights.

We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We protect this information with reasonable security measures, including the use of confidentiality agreements with our employees, consultants and corporate collaborators. It is possible that these individuals will breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs.  Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

Our proprietary technology may not be enforceable and the proprietary technology of others may prevent us from commercializing services, which would adversely affect our level of future revenues, if any.

Although we believe our proprietary technology may have some protection, the failure to obtain meaningful patent protection on our business processes may greatly diminish the value of our potential services and business processes.  No assurances can be made that any patent protection of our business processes is achievable.

We also rely upon non-patented trade secrets and know how, and others may independently develop substantially equivalent trade secrets or know how.  We also rely on protecting our proprietary technology in part through confidentiality agreements with our current and former corporate collaborators, employees, consultants and certain contractors. These agreements may be breached, and we may not have adequate remedies for any such breaches.  Litigation may be necessary to defend against claims of infringement, to enforce our patents or to protect trade secrets.

Litigation could result in substantial costs and diversion of management efforts regardless of the results of the litigation.  An adverse result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using certain technologies.

Our planned business plan could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if not successful, could cause us to pay substantial damages and prohibit us from offering our services.  Because patent applications in the United States are not publicly disclosed until the patent application is published or the patent is issued, applications may have been filed which relate to services similar to those offered by us. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.
If our potential products violate third-party proprietary rights, we cannot assure you that we would be able to arrange licensing agreements or other satisfactory resolutions on commercially reasonable terms, if at all.  Any claims made against us relating to the infringement of third-party propriety rights could result in the expenditure of significant financial and managerial resources and injunctions preventing us from providing services.  Such claims could severely harm our financial condition and ability to compete.

In addition, if another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the USPTO in order to determine the priority of invention.  Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our products.  Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable.  These additional costs could adversely affect our financial results.

Failure to comply with environmental laws or regulations could expose us to significant liability or costs which would adversely impact our operating results and divert funds from the operation of our business which would have a material adverse effect on our business.

We may be required to incur significant costs to comply with current or future environmental laws and regulations related to the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices as well as the recycling of electronic products and devices determined to be at the end of their useful life.  We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and some waste products.  Although we believe that our safety procedures for handling and disposing of these materials will comply with the standards prescribed by these laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated.  In the event of an incident, we could be held liable for any damages that result, and any liability could exceed our resources.  Current or future environmental laws or regulations may have a material adverse effect on our operations, business and assets.

We depend on the continued services of our executive officers and the loss of a key executive could severely impact our operations.

The execution of our present business plan depends on the continued services of Jeffrey Rassás and Richard A. Papworth.  We currently do not maintain any key-man insurance policies on the lives of these gentlemen.  We have not entered into employment agreements with either men, and the loss of any of their service would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers, directors and principal shareholders control our business and may make decisions that are not in the best interests of the non-principal shareholders.

Our officers, directors and principal shareholders, and their affiliates, in the aggregate, own a substantial portion of the outstanding shares of our Common Stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs.  Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other shareholders.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

On March 15, 2010, BlueStar Financial Group, Inc. a Nevada corporation (“BSFG”) and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with the Company.

The Merger Agreement and the acquisition agreed to therein, was closed on March 30, 2010.  At the closing, the Company merged into Merger Sub, with the Company as the surviving entity.  BSFG acquired all 7,183,196 of the issued and outstanding shares of the Company’s common stock in exchange for 21,549,588 shares of BSFG Common Stock.  The Company’s stockholders received 3 shares of BSFG commons stock for each share of YouChange common stock.  Additionally, 1,456,000 shares of BSFG common stock were issued to the sellers of BSFG.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

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

BLUESTAR FINANCIAL GROUP, INC.
Date: May 24, 2010	By:	/s/ Richard A. Papworth
Richard A. Papworth
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)