Form 10-Q/A
period 2010-03-31
BlueStar Financial Group, Inc.
filed 2010-06-07
CIK 1442236

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The total number of shares of common stock outstanding as of April 30, 2010, was 35,405,588.

BLUESTAR FINANCIAL GROUP, INC.
 FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements
For the quarter ended March 31, 2010

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements
For the quarter ended March 31, 2010

CONTENTS

Page(s)
Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	F-1

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009 and the period from August 22, 2008 (Inception) to March 31, 2010 (unaudited)	F-2

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from August 22, 2008 (Inception) to March 31, 2010 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and the period from August 22, 2008 (Inception) to March 31, 2010 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5-12

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2010	June 30, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$144,483	$21,889
Related party receivable	70,000	-
Other current assets	18,394	1,000
Total current assets	232,877	22,889

Capitalized software costs	16,000	-
Intangible assets	40,000	-
Total assets	$288,877	$22,889

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$19,865	$-
Short term note payable--related party	37,500	-
Related party payables	15,400	88,992
Total current liabilities	72,765	88,992

Stockholders' equity (deficit)
Common stock, $.001 par value; 60,000,000 shares authorized; 35,405,588 and 1,000,000 (pre-reverse merger) issued and outstanding at March 31, 2010 and June 30, 2009, respectively.	35,406	1,000
Additional paid in capital	1,104,628	-
Deficit accumulated during the development stage	(923,922)	(67,103)
Total stockholders' equity (deficit)	216,112	(66,103)

Total liabilities and stockholders' equity (deficit)	$288,877	$22,889

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)

					For the period from August 22, 2008 (inception) to March 31, 2010

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-	$-

Operating expenses
Professional fees	66,502	27,983	155,864	27,983	200,464
Commissions	27,500	-	50,000	-	50,000
Expense of reverse merger	620,040	-	620,040	-	620,040
General and administrative	14,503	3,878	21,628	12,944	46,181
Total operating expenses	728,545	31,861	847,532	40,927	916,685

Other income (expense)
Interest income	3,000	-	4,394	50	6,444
Interest expense	(10,488)	-	(13,681)	-	(13,681)
Total other income (expense)	(7,488)	-	(9,287)	50	(7,237)

Net loss	$(736,033)	$(31,861)	$(856,819)	$(40,877)	$(923,922)

Basic and diluted loss per common share	$(0.04)	$(0.01)	$(0.06)	$(0.01)	$(0.12)

Weighted average shares outstanding	18,834,843	3,000,000	13,448,333	3,000,000	7,944,463

See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) (unaudited)

				Deficit Accumulated during the development stage	Total
	Common Stock
	Shares	Amount	APIC
Balance, August 22, 2008 (Inception)	1,000,000	$1,000	$-	$-	$1,000
Net loss for the year ended June 30, 2009	-	-	-	(67,103)	(67,103)
Balance, June 30, 2009	1,000,000	1,000	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	4,000
Common stock issued for intangible assets	1,500,000	-	40,000	-	40,000
Common stock issued in debt conversion	683,197	513,681	-	-	513,681
Effect of reverse merger	26,766,391	(484,731)	571,044	-	86,313
Common stock issued to seller of the public shell	1,456,000	1,456	493,584	-	495,040
Net loss for the 9 months ended March 31, 2010	-	-	-	(856,819)	(856,819)
Balance, March 31, 2010	36,405,588	$36,406	$1,104,628	$(991,025)	$150,009
See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)

			For the period from August 22, 2008 (inception) to March 31, 2010

	Nine months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(856,819)	$(40,877)	$(923,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for interest	13,681	-	13,681
Issuance of common stock for reverse merger	495,040	-	495,040
Cost of reverse merger	125,000	-	125,000
Changes in operating assets and liabilities:
Other current assets	(3,394)	(25,620)	(3,394)
Accounts payable and accrued liabilities	19,275	-	19,275
Net cash used in operating activities	(207,217)	(66,497)	(274,320)

Cash flows from investing activities
Payment for reverse merger	(50,000)		(50,000)
Software development costs	(16,000)	-	(16,000)
Note receivable--related party	(70,000)	-	(70,000)
Net cash used in investing activities	(136,000)	-	(136,000)

Cash flows from financing activities
Proceeds from borrowings	500,000	-	500,000
Related party payables	(1,689)	75,000	87,303
Repayments of borrowings--related party	(37,500)	-	(37,500)
Proceeds from sale of stock	5,000	-	5,000
Net cash provided by financing activities	465,811	75,000	554,803

Net change in cash	122,594	8,503	144,483
Cash at beginning of period	21,889	-	-
Cash at end of period	$144,483	$8,503	$144,483

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable into common stock	$500,000	$-	$500,000
Stock issued for subscription receivable	$-	$1,000	$-
Stock issued for intangible asset	$40,000	$-	$40,000
Effect of merger recapitalization	$85,313	$-	$85,313
Reverse acquisition financed with debt	$75,000	$-	$75,000
See accompanying notes to financial statements

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Unaudited Notes to Condensed Consolidated Financial Statements

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

On March 30, 2010, the Company acquired all of the outstanding common stock of YouChange, Inc. (“YouChange”) in a reverse acquisition transaction (The “Acquisition”). The reverse acquisition was completed pursuant to the Agreement and Plan of Merger (The “Acquisition Agreement”) dated as of March 15, 2010.  Subsequent to the acquisition, YouChange continued as the surviving entity.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principals generally accepted in the United Sates of America for interim financial information and in accordance with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In our opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of such condensed consolidated financial statements.  Such necessary adjustments consist of normal recurring items and the elimination of all significant intercompany balances and transactions.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2009 financial statements filed on Form 8-K/A.  Interim results are not necessarily indicative of results for a full year.

BSFG acquired all 7,183,197 of the issued and outstanding shares of YouChange’s common stock in exchange for 21,549,588 shares of BSFG Common Stock.  The YouChange stockholders received 3 shares of BSFG common stock for each share of YouChange common stock.  Additionally, 1,456,000 shares of BSFG common stock were issued to the sellers of BSFG.

These figures included 2,049,588 shares of BSFG Common Stock issued to the former note holders of YouChange whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681was converted into 683,197 shares of YouChange common stock immediately prior to the acquisition.

For accounting purposes, YouChange is the acquirer in the reverse transaction, and consequently the assets and liabilities and the historical operations reflected in the financial statements are those of YouChange and are recorded at the historical cost basis of YouChange.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of YouChange.

The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Company.  The Company has been in the development stage since its formation. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Unaudited Notes to Condensed Consolidated Financial Statements

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

Cash

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation for deposits up to $250,000.  The Company had no uninsured cash as of March 31, 2010 or June 30, 2009.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable, accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Unaudited Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies (continued)

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2010 or June 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2010 and June 30, 2009.

Impairment of Long Lived Assets

FASB ASC 360 “Property, Plant and Equipment” codified SFAS No. 144 prescribes accounting and reporting standards for impairment of long lived assets held for use.  Impairment losses are to be recognized when the carrying amount of a long lived asset is not recoverable or exceeds it fair market value.  The Company evaluates its long lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. At the reporting dates, there was no impairment to any of the Company’s long lived assets.

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

Software Development Costs

FASB ASC 350 “Intangibles—Goodwill and Other”, subtopic 40 “Internal-Use Software” codified SOP 98-1 and prescribes accounting and reporting standards for software developed for use internally and not for sale or for research and development. The costs of developing internal–use software are to be evaluated during three stages of the development project.  The stages are Preliminary Project Stage, Application Development Stage and Post-Implementation Stage. Only costs associated with the Application Development Stage are capitalized.  Development costs associated with the other two stages are expensed as incurred.  Capitalizable costs include fees paid to third parties to develop the software during the application development stage, payroll costs for employees directly associated with the development project for time spent working directly on the development project, and interest costs incurred while developing the project.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Unaudited Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies (continued)

Software Development Costs (continued)

The Company capitalizes costs incurred in the application development stage and has incurred $16,000 in capitalized software development costs for the nine months March 31, 2010.

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

Recently Issued Standards

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

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Unaudited Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies (continued)

Recently Issued Standards (continued)

ASC 855, “Subsequent Events” (ASC 855) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of June 30, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have a material effect on its disclosure of the fair value of its liabilities.

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

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Unaudited Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies (continued)

Recently Issued Standards (continued)

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

Note 3 – Common Stock

The authorized common stock of the company consists of 60,000,000 shares of common stock with a par value of $.001.  In connection with the Acquisition, the Company issued 21,549,588 shares of its common stock in exchange for all of the common stock of YouChange.

During the three months prior to the Acquisition, YouChange issued 1,500,000 shares of its common stock to a related party in exchange for certain intangible assets related to the YouChange domain.  This transaction was valued at $40,000.  As part of the Acquisition, YouChange issued 683,197 shares of its common stock to convert $500,000 in convertible notes plus $13,681 of accrued interest.  The debt and interest was converted at a rate of 1.33 shares of YouChange common stock per dollar of debt and accrued interest.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Unaudited Notes to Condensed Consolidated Financial Statements

Note 3 – Common Stock (continued)

In conjunction with the Acquisition, the Company issued 1,456,000 shares of its common stock as partial compensation for the purchase of the BSFG public shell.  The shares were valued at $.34 per share which was the closing trade price on March 30, 2010.  The amount of this transaction, $495,040, was expensed as an acquisition cost.

Note 4 – Notes Receivable-Related Party

YouChange has entered into a non-binding letter of intent to purchase a company for cash and stock.  In addition, on November 19, 2009, YouChange entered into an agreement to lend $50,000 to the target company with a July 19, 2010 extended maturity date, bearing interest at 24% per annum.  The note is secured by the inventory and other assets of the target company.  On March 30, 2010 YouChange loaned an additional $20,000 to the target company bringing the total note receivable due to $70,000.

Note 5 – Capitalized Software Development

YouChange has entered the application development stage of its proprietary business platform.  We have contracted with a software development team to create this business platform and web-based interface.  The costs associated with the application development stage of the business platform are being capitalized per YouChange accounting policy.  Capitalized costs incurred for the nine month periods ending March 31, 2010 and 2009 were $16,000 and $0, respectively.

Note 6 – Short Term Notes Payable—Related Party

On January 1, 2010, YouChange entered into a $75,000 note with a related party to purchase a public shell company.  In the event the payments are not made timely, the note bears interest at 9% which interest can be paid in cash or in shares of the company’s common stock at a conversion rate of $.05 per share.  The note matures on June 30, 2010.  The first payment of $37,500 was paid when due on April 1, 2010.

Note 7 – Related Party Payables

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

Note 8 – Provision for Income Taxes

At March 31, 2010, the Company had incurred a net operating loss during the development stage of approximately $923,900 which is available to offset future federal and state taxable income through December 31, 2029 and 2014, respectively. The Company has established a valuation allowance equal to the full amount of the deferred tax assets approximating $366,000 due to the uncertainty of the utilization of the operating losses in future periods.

BLUESTAR FINANCIAL GROUP, INC.
(A Development Stage Company)
Unaudited Notes to Condensed Consolidated Financial Statements

Note 8 – Provision for Income Taxes (continued)

The Company has no tax positions at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period from August 22, 2008 (inception) to March 31, 2010, the Company recognized no interest and penalties.  The Company had no accruals for tax related interest and penalties at March 31, 2010.

The reported amount of income tax benefit that would result from applying domestic federal and state statutory rates is not reflected in the financial statements due to the valuation allowance which offsets the tax benefit in its entirety.

The tax year ended June 30, 2009 remains subject to examination.

Note 9 – Related Party Transactions

On March 30, 2010, YouChange agreed to lend an additional $20,000 to Feature Marketing, Inc. (“FM”).  YouChange is currently under an LOI to purchase FM for cash and stock.  This $20,000 is added to the $50,000 note currently in place with FM.  The note bears interest at 24% and the maturity date has been extended to July 19, 2010.

During the nine months ended March 31, 2010, the Company paid $77,500 to two of its officers as professional fees.

Note 10 – Subsequent events

The Company has evaluated subsequent events from the balance sheet date through June 4, 2010.  There have been no subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE:  This section contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital and (f) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q/A.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q/A will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q/A or to reflect the occurrence of unanticipated events.  For a discussion of risk factors affecting our business and prospects, see “Part II  —  Item 1A  —  Risk Factors.” This section should be read in conjunction with “Part I — Item 1 — Financial Statements.”

Overview

The following discussion should be read in conjunction with the information contained in the financial statements of BlueStar Financial Group (“BSFG” or “ the Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

BSFG was founded in 2002 as a development stage company, focused on providing small ticket item leasing to small and middle market companies primarily within the hospitality, spa, and resort communities. The plan concentrated on leasing equipment, such as small computer systems, personal computers, workstations, computer peripheral equipment, mainframe computers, CAE/CAD/CAM equipment, energy equipment, general purpose plant/office equipment, graphic processing equipment, audio/visual equipment, laundry items, and health and spa equipment.  With the economic downturn these targeted industries were impacted hardest forcing the board of BSFG to make a substantial change in strategy to enhance shareholder equity and leverage the knowledge of the existing leasing business and network already established.

After careful consideration it became clear there could be great benefit to the economic downturn resulting in the liquidation of non-performing leases and used equipment available through our network.  It was further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as “eWaste” and presented negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and very anticipated “Green Tech” sector.  It was decided that to fully exploit and leverage this new market opportunity BSFG would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of “Green Tech.”  The board was successful in locating, and has now acquired, YouChange, Inc. (“YouChange”), a company that had the attributes desired. The YouChange management team will lead and execute this new direction that will focus on the eWaste challenge by launching the youchange.com platform that will include paying and providing reward points to businesses and consumers for their used electronics, refurbishing and recycling through established and certified strategic partners and generating revenue from the sales and re-commerce of these products as well as licensing fees for proprietary data.

On March 15, 2010, BSFG, a Nevada corporation and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with YouChange, Inc., an Arizona corporation (“YouChange”).  A copy of the Merger Agreement was filed as an exhibit to a Form 8-K that was filed on March 22, 2010

The Merger Agreement and the acquisition agreed to therein (the “Acquisition”), was closed on March 30, 2010.  At the closing, YouChange merged into Merger Sub, with YouChange as the surviving entity.  BSFG acquired all 7,183,197 of the issued and outstanding shares of YouChange from YouChange shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  YouChange shareholders received 3 shares of BSFG commons stock for each share of YouChange common stock.  These figures included 2,049,591 shares of BSFG Common Stock issued to the former note holders of YouChange whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681was converted into 683,197 shares of YouChange common stock immediately prior to the Merger. There are no agreements among the former YouChange shareholders regarding their holdings of the Company’s Common Stock.  In conjunction with the merger, 1,456,000 shares were issued as part of the purchase price for the BSFG public shell.  As a result of the Merger there are a total of 35,405,588 shares of BSFG common stock issued and outstanding of which the former YouChange shareholders hold 64%

Under provisions of the Merger Agreement, Paul Voorhees, a director of BSFG tendered his resignation and no successor has yet been appointed.  The Pre-closing officers and directors of BSFG will be officers and directors of BSFG until their resignation or removal.  The Pre-closing officers and directors of YouChange will be officers and directors of YouChange until their resignation or removal.

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

YouChange has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in Accounting Standards Codification 915, “Development Stage Entities” The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Customers

YouChange has not yet commenced active operations.  We have a letter of intent to acquire a company, which is a related party, that has operated in the electronics reCommerce industry for 17 years.  We are actively involved in the due diligence process and anticipate closing the transaction in the quarter ending June 30, 2010.  The consideration for the acquisition is a combination of cash and stock.

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

Plan of Operation

As of the end of March 31, 2010, we had $144,000 of cash on hand and a note receivable and other current assets  of $88,000.  We have accounts payable of $20,000 and notes payable of $37,500. Over the next twelve months we estimate in order to maintain reporting company status as defined under the ’34 Act we will require cash for expenses which include bookkeeping, accounting, professional fees, and filing fees.  We must raise cash to cover these expenses and implement our business plan.  We estimate that we must raise a minimum of $0.5 million in order to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If BSFG does not raise at least $1.5 million, it will be unable to establish a base of operations, without which it will be unable to execute its current business plan and generate any significant revenues in the future.  The Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing.  BSFG cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

On August 12, 2008 BFSG filed a registration statement on Form S-1, which was deemed effective August 21, 2008 registering 5,000,000 shares to be sold to the public at a price of $0.03 per share.  As of the fourth quarter 2008 the offering was filled and total proceeds raised were $150,000.  During the quarters ended December 31, 2009 and March 31, 2010, YouChange raised $500,000 through the issuance of a convertible debt instrument.  The notes bore interest at the rate of 12% and were converted into YouChange common stock at the rate of 1.33 shares per dollar of debt plus accrued interest.  On March 30, 2010, as part of the Acquisition, the debt and accrued interest of $513,681 was converted to 683,197 (pre-reverse merger) shares of YouChange common stock.

BSFG management does not expect to incur research and development costs within the next twelve months. BSFG currently does not own any significant plant or equipment that it would seek to sell in the near future.

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

Investment Policies

BSFG does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest.   Presently BSFG does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at March 31, 2010, we had $144,000 cash on hand, a note receivable and other current assets of $88,000 and liabilities of $73,000.  The Company will require cash injections of approximately $0.5 million to enable the Company to meet its anticipated expenses over the next four to six months relative to the current acquisition which is under an LOI and the execution of our operating plan. Unless we raise additional funds within the next 90 to 120 days, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.  This capital may not be available to us on acceptable terms, if at all.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on August 22, 2008 to March 31, 2010 of approximately $924,000. We did not earn any revenues during the aforementioned period.

Critical Accounting Policies

 Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.  The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.  More information on our significant accounting policies is disclosed in the notes to the financial statements in Part I, Item 1.

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of March 31, 2010, we have not generated revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on terms acceptable to BSFG.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements see the footnote disclosure in Part I, Item 1

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

There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated any revenues since our formation on August 22, 2008.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $1.5 million, including $500,000 over the course of the next 90 to 120 days so that we can close the current acquisition that is under an LOI, our business will fail and any investment made into the Company would be lost in its entirety.  We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to March 31, 2010.

For the nine months ended March 31, 2010, we had a net loss of $857,000 and an accumulated loss since inception of $924,000.   We have not generated any revenue from operations since inception. These amounts include the issuance on March 30, 2010 of 1,456,000 shares of our common stock valued at $495,000 which were issued to the sellers of the BSFG public shell plus cash and a note totaling $125,000 for a total cost to purchase the shell of $620,000.  Otherwise, our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, professional and consultant fees, including payments to our officers, and general office expenses.

Balance Sheet as of March 31, 2010 and June 30, 2009.

We ended March 31, 2010 and Fiscal 2009 with $144,000 and $22,000 of cash, respectively, and $88,000 and $1,000 in a note receivable and other current assets, respectively.  A receivable of $15,000 at March 31, 2010 relates to the dispute with Delos Stock Transfer--See Part I, Item 3—Legal Proceedings.  We ended March 31, 2010 and Fiscal 2009 with $73,000 and $89,000 in payables, respectively.  Total shares issued outstanding, as at March 31, 2010 and the end of Fiscal 2009, were 35,405,588 and 1,000,000 (pre-reverse merger), respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET
RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

 (a)    Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Principal Accounting Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q/A was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

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

As of March 31, 2010, we had a working capital of approximately $160,000.  This amount consists of cash of $144,000 and current assets of $88,000, accounts payable and accrued current liabilities of $73,000.  We have incurred a substantial net loss for the period from our inception in August 2008 to March 31, 2010, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through 2010 at the earliest and possibly thereafter.  As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have not generated any revenue to date.  We do not believe we will begin earning revenues from operations until the latter part of calendar year 2010 as we transition from a development stage company.  We have incurred operating losses since our inception.  Our net loss for the nine months ended March 31, 2010 and for fiscal year ended June 30, 2009 was $857,000 and $67,000, respectively.  As of March 31, 2010, we had an accumulated deficit of $924,000.

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

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to begin development or implementation of our business plan.  We require substantial working capital to fund our operations.  Since we do not expect to generate significant revenues in the foreseeable future, in order to fund operations, we will be completely dependent on additional debt and equity financing arrangements.  There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements even for the immediate future.  No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us.  If we are unable to raise needed funds on acceptable terms, we will not be able to develop or implement our business plan, take advantage of any future opportunities or respond to competitive pressures or unanticipated requirements.  A material shortage of capital will require us to take drastic steps such as reducing our level of operations, or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

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

We estimate that we will require approximately $1.5 million to carry out our business plan and meet our expenses for the next 12 months and will require $0.5 million of that to satisfy our immediate obligations over the next 90 to 120 days.  Our immediate obligations primarily include only professional fees related to the audit and review by our auditors of our financial statements, payment for services rendered by our officers, legal expense associated with the Acquisition, and so forth.  Until such time, if at all, as we receive adequate funding, we intend to defer payment of all other obligations that are capable of being deferred.  Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.

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

Product liability exposure on refurbished electronic devices may expose us to significant liability or costs which would adversely impact our future operating results and divert funds from the operation of our business.

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

The Merger Agreement and the acquisition agreed to therein, was closed on March 30, 2010.  At the closing, the Company merged into Merger Sub, with the Company as the surviving entity.  BSFG acquired all 7,183,197 of the issued and outstanding shares of the Company’s common stock in exchange for 21,549,588 shares of BSFG Common Stock.  The Company’s stockholders received 3 shares of BSFG commons stock for each share of YouChange common stock.  Additionally, 1,456,000 shares of BSFG common stock were issued to the sellers of BSFG.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Agreement and Plan of Merger as disclosed in the 8-K/A filing dated May 19, 2010 which is incorporated herein by reference.

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

BLUESTAR FINANCIAL GROUP, INC.
Date: June 7, 2010	By:	/s/ Richard A. Papworth
Richard A. Papworth
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)