Form 10-K
period 2010-06-30
YouChange Holdings Corp
filed 2010-10-13
CIK 1442236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-152959

YouChange Holdings Corp
(Formerly BlueStar Financial Group, Inc.)
(Exact name of registrant as defined in its charter)

Delaware	51-0665952
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7154 East Stetson Drive, Suite 330	85251
Scottsdale, Arizona	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
866-712-9273

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Over-the-Counter Bulletin Board (OTCBB)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2009 was $1.4 million based on the closing price of the Registrant’s Common Shares as quoted on the OTCBB as of that date.

The number of Common Shares of the Registrant outstanding as of October 4, 2010 was 35,938,493.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Some of these forward-looking statements include forward-looking phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “foresees,” “intends,” “may,” “should”, “will” or “will continue,” or similar expressions or the negatives thereof or other variations on these expressions, or similar terminology, or discussions of strategy, plans or intentions.

Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply.

Some of these factors are discussed in more detail in this annual report on Form 10-K under “Item 1A - Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 1.  Business

Overview

Youchange, Inc. was incorporated in the state of Arizona on August 22, 2008. It was organized as a “GreenTech” venture to develop a Software as a Service Enterprise Management platform and website at www.youchange.com, to facilitate the purchase of used consumer electronics, then refurbish and resell them while aggregating a proprietary tracking database of end-of-life electronic devices.  It is also an electronic waste (“eWaste”) company dedicated to responsibly recycling end of use consumer electronics.  On March 30, 2010, Youchange, Inc. and BlueStar Financial Group, Inc., a Nevada corporation (“BSFG”), completed a merger transaction, which is described in further detail below, and resulted in Youchange, Inc. shareholders obtaining control of BSFG, a publicly traded entity. The surviving publicly traded entity following the merger transaction changed its name to “YouChange Holdings Corp” during May 2010.  The terms “youchange”, “we”, “us”, “our” or the “Company” refer to YouChange Holdings Corp and its consolidated subsidiary, Youchange, Inc. following the date of the merger transaction, and to Youchange, Inc. prior to the date of the merger transaction. Our fiscal year end is June 30.

Youchange has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage. As of the date of this filing, the Company has devoted its efforts to business planning, strategic partnership and software development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital.

We plan to make youchange a leading provider of innovative clean-tech solutions to the escalating eWaste dilemma. The Company plans to incorporate a “bricks and clicks” model with eCommerce platforms for the collection and re-circulation of used electronic devices and refurbishing and recycling centers strategically staged for the restoration and proper disposal of electronic devices, respectively. The Company’s platform has been, and continues to be, designed for the purpose and intent of implementing partnerships with retail locations desirous of increasing store foot traffic around the pro social campaign of reducing and collecting eWaste.

Youchange was founded in 2008 by a team of experienced executives with extensive backgrounds in public markets, fund raising, internet ventures, technology, environmental sustainability and “GreenTech”. The youchange model includes (i) paying and providing reward points to businesses and consumers for their used electronics; (ii) refurbishing and recycling those products through Company owned and established certified strategic partners; and (iii) the sale and “reCommerce” of these products through member rewards redemption as well as licensing of proprietary data. The Company plans to offer software as a service with the backend bricks and mortar of the refurbishment center.

Our corporate offices are located at 7154 East Stetson Drive, Suite 330, Scottsdale, Arizona 85251. Our telephone number is 866-712-9273.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address is www.sec.gov.

We make available, at no charge through our website address at www.youchange.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished with the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website does not form a part of this annual report.

Backgroud of BSFG

BSFG was incorporated in the state of Nevada on July 12, 2002. BSFG had the principal business objective of working toward establishing “small ticket” equipment leases within a small niche of the equipment leasing market. BSFG intended to provide cost effective “small ticket item” leasing to small and middle market companies primarily within the hospitality, spa and resort communities. This business plan was never implemented and no significant business activities related thereto ever occurred. Since becoming incorporated, other than the reverse merger described below, BSFG did not make any significant purchases or sales of assets, nor did it engage in any mergers, acquisitions or consolidations.

After careful consideration it became clear there could be great benefit to the economic downturn resulting in the liquidation of non-performing leases and used equipment.  It was further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as “eWaste” and presented a negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and much anticipated “GreenTech” sector.  It was decided that to fully exploit and leverage this new market opportunity BSFG would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of “GreenTech.”  As discussed more fully below, BSFG was successful in locating and merging with Youchange, Inc., a company that had the desired attributes. The youchange management team will lead and execute this new direction that will focus on the eWaste challenge by launching the youchange.com platform that is expected to include paying and providing reward points to businesses and consumers for their used electronics, refurbishing and recycling through established and certified strategic partners and generating revenue from the sales and reCommerce of these products as well as licensing fees for proprietary data.

Neither BSFG nor Youchange, Inc. have ever  declared bankruptcy,  have ever been in receivership, nor been involved in any legal action or proceedings.

Additional details about BSFG’s previous business plan are available in its Form 10-K for the year ended June 30, 2009 which is available at http://www.sec.gov.

Reverse Merger with BSFG

On March 15, 2010, BSFG and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Youchange, Inc., an Arizona corporation.  A copy of the Merger Agreement was filed as an exhibit to a Form 8-K that was filed on March 22, 2010.

The Merger Agreement and the acquisition agreed to therein (referred to as the “reverse merger” throughout this filing), was closed on March 30, 2010.  At the closing, Youchange, Inc. merged into Merger Sub, with Youchange, Inc. as the surviving entity.  BSFG acquired all 7,183,197 of the issued and outstanding common shares of Youchange, Inc. from Youchange, Inc. shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  Youchange, Inc. shareholders received three shares of BSFG common stock for each share of Youchange, Inc. common stock.  These figures included 2,049,591 shares of BSFG Common Stock issued to the former note holders of Youchange, Inc. whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681 was converted into 683,197 shares of Youchange, Inc. common stock immediately prior to the reverse merger. There are no agreements among the former Youchange, Inc. shareholders regarding their holdings of our Common Stock.  As a result of the reverse merger there are a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders hold 61%.

Under provisions of the Merger Agreement, Paul Voorhees, a director of BSFG prior to the reverse merger, tendered his resignation and no successor has yet been appointed.   The Pre-closing officers and directors of BSFG will be officers and directors of BSFG until their resignation or removal.  The Pre-closing officers and directors of Youchange, Inc. have become the officers and directors of youchange until their resignation or removal. As of the date of this filing, our Board of Directors consists of Jeffrey I. Rassás, who is also our Chief Executive Officer, and Richard A. Papworth, who is also our Chief Financial Officer. At the time the Merger Agreement was executed, Mr. Rassás and Mr. Papworth were directors and officers of both BSFG and Youchange, Inc.

The acquisition of youchange under the Merger Agreement was intended to qualify as a tax deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis.  Jeffrey I. Rassás and Richard A. Papworth were directors and executive officers of BSFG prior to the reverse merger.  Prior to the reverse merger, both men also held executive officer positions with Youchange, Inc. and Mr. Rassás was the sole director of Youchange, Inc. Mr. Rassás, indirectly through the Hayjour Family Limited Partnership, an Arizona limited partnership, and Mr. Papworth directly held shares of Youchange, Inc. common stock and received shares of the surviving company’s Common Stock as a result of the reverse merger.

The summary of the Merger Agreement set forth above does not purport to be a complete statement of the terms of the Merger Agreement.  The summary is qualified in its entirety by reference to the full text of the Merger Agreement which was filed as an Exhibit to Form 8-K filed March 22, 2010 and incorporated herein by reference.

Market Opportunity and Business Strategy

All statistics in this section are taken from the Environmental Protection Agency’s website.  In the U.S., an estimated 70% of heavy metals in landfills are derived from discarded electronics. Approximately 3.2 million tons of eWaste are dumped into landfills annually. The average lifespan of computers in developed countries has dropped from six years in 1997 to just two years in 2007. By 2014, there are expected to be two billion new computers in use.  Mobile phones have a lifecycle of 18 months in developed countries.  As of the date of this filing, it is estimated that over 600 million mobile phones are sold worldwide every year. The U.S. National Safety Council estimates that 75% of all personal computers sold since creation of the market are now gathering dust as surplus electronics.

Like virgin material mining and extraction, recycling of materials from electronic scrap is sustaining value. The material composition of personal computers is 26% silica and glass, 23% plastics, 20% ferrous metals, 14% aluminum and 17% heavy metals such as lead, copper, zinc, mercury and cadmium. Up to 38 separate chemical elements are incorporated into electronic waste items that can all be recycled back into new products. In addition to keeping hazardous elements from contaminating soil and water systems, we plan to ensure that proper recycled valuable metals, plastics and glass are returned to the commodity stream for reuse. Even the crude oil in plastics would be recycled, because the plastics already have the appropriate chemical mixture for electronic devices, which reduces the impact on the source.

We are working to build youchange into both an online interactive media site popularized through the strategic integration of the youchange platform into environmental sustainability informational websites both to monetize and aggregate the existing web traffic, as well as a bricks and mortar business with a company owned electronic refurbishment center. We plan to drive consumers to the youchange website through interaction with the Company’s retail partners, online media pro social campaigns, eWaste recycling drives, online videos, search engine optimization and leading environmental services sites. Once landed at the site, www.youchange.com, consumers will undergo a registration process and optional participation in the Company’s social networking pages on facebook and twitter and enter their initial electronic items into the youchange platform calculator. Cash through PayPal, check or gift card and/or reward points are expected to be conveyed for each registered electronic item. Shipping labels with integrated bar codes tracking the specific order are expected to be generated for the customer to facilitate transfer of the items to the refurbishment center. The youchange model incorporates drop off locations at retail chains to promote convenience and present a mechanism for reward redemption. Through its planned reverse logistics network, electronic devices will be transported via established shipping networks to either a youchange refurbishment center or an electronic waste processing center for end-of-life items. Refurbished items will enter the reCommerce silo and will be subsequently re-circulated into the marketplace through youchange’s direct sales module and member rewards redemption or through another affiliate site such as ebay.  Our growth strategy includes:

•	Acquiring and/or opening additional refurbishment centers;
•	Expanding business-to-business sales and product acquisitions;
•	Leveraging existing management relationships to launch national retailer partnerships for membership expansion and collection of electronics;
•	Leveraging existing management relationships to launch national media pro-social campaigns targeting eWaste and electronic recycling;
•	Launching a geo-targeted electronic waste collection campaign to increase market and media awareness and;
•	Introducing a consumer loyalty rewards program.

With the need to provide accurate pricing for used items, the Company has entered into a partnership with a recognized industry resource for determining used market values for a myriad of items including professional electronics, audio equipment, musical instruments, cameras, guns, car stereos, copiers, power tools and video games in addition to offering its extensive databases to pawn stores, brokers, retailers, appraisers, online auctioneers, insurance agents, manufactures, attorneys and repair shops.

The Company is currently negotiating with Earth911.com, the leading environmental resource on recycling and reuse to create primary awareness of the youchange eWaste platform for users searching to recycle electronics. Earth911.com is the leading global environmental services company that addresses solutions for products' end-of-life for both businesses and consumers with a focus on “Recycle, Reduce and Reuse”.

The Company is also in discussions with electronic recyclers to create its network of certified recycling processing companies.

Letter of Intent for the Acquisition of Feature Marketing, Inc.

The Company has entered into a binding letter of intent with Feature Marketing, Inc. (“Feature Marketing”), a leading buyer/seller of wholesale computer equipment. As of June 30, 2010, we had advanced $70,000 in the form of acquisition deposits towards the purchase of Feature Marketing.  These deposits are secured by the assets of Feature Marketing, are supported by a promissory note from Feature Marketing and are refundable to us should this transaction fail to close.  These deposits bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling $7,394 relative to these deposits for the year ended June 30, 2010.  The total purchase price for Feature Marketing contemplated under the terms of the letter of intent is $1,200,000, which is payable in $200,000 of cash and $1,000,000 of our common stock.  Subsequent to June 30, 2010, we advanced an additional $15,000 to Feature Marketing for this proposed acquisition.

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

Intellectual Property

Youchange is currently developing the software for its proprietary Enterprise Management Software as a Service platform.  We also intend, subject to available funds among other factors, to pursue not only the development of additional intellectual properties but also its proactive acquisition when we identify opportunities to strengthen our proprietary position.

Government Regulation

Our operations are in material compliance with applicable environmental laws and regulations.  Our business plan to enter the GreenTech and eWaste sectors for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices may require governmental approvals for the recycling process of electronics containing certain eWaste and periodic governmental reviews of our ongoing operations for disposition of obsolete electronic devices through these recycling centers.  The time for such regulatory reviews is not clearly known at this time.  If we are unable to meet the regulatory requirements for establishing these recycling facilities or, on an ongoing basis, meet the regulatory requirements for continued operations, we will not be able to continue offering recycling services and will not generate revenues for the recycled materials.  Even if we receive such regulatory approval, such approval may impose limitations on the indicated uses for which we may market our recycling services, which may limit our ability to generate significant revenues on recycled products and services.  Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. We currently believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

Employees

As of October 4, 2010, we employed five individuals, three of which were part time. Our employees are not part of a union and we believe that relations with our employees are good.

Item 1A.  Risk Factors

Risks Related to our Financial Results

We have limited cash resources, an accumulated deficit, are not currently profitable and expect to incur significant expenses in the near future.

As of June 30, 2010, we had a working capital deficit of approximately $86,000.  We have incurred a substantial net loss for the period from our inception on August 22, 2008 to June 30, 2010, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through calendar year 2010 and possibly thereafter.  As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have not generated any revenue to date.  We do not believe we will begin earning revenues from operations until the latter part of calendar year 2010 as we transition from a development stage company and / or complete a proposed acquisition.  We have incurred operating losses since our inception.  Our net loss for the fiscal year ended June 30, 2010, the period from August 22, 2008 (inception) to June 30, 2009 and the period from August 22, 2008 (inception) to June 30, 2010 was $1,000,057, $67,103 and $1,067,160, respectively.  As of June 30, 2010, we had a deficit accumulated during the development stage of $1,067,160.

We will be required to raise additional capital to fund our operations.  If we cannot raise needed additional capital in the future, we will be required to cease operations.

Based on our current plans, we believe our existing financial resources, and interest earned thereon, will not be sufficient to meet our operating expenses and capital requirements. We will need additional capital within the next 90 days to sustain our operations in the near term and estimate that we will require approximately $1.5 million over the next 12 months in order to finance the development of our business plan and fund operating expenses.  We plan to seek such additional funding through private placement offerings of our securities.

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

Our purposes in completing the reverse merger was to pursue our new business plan, but no assurance can be made that we can successfully implement our new business plan.

In the fall of 2009 we made the decision to reposition the company and focus our business on the GreenTech and eWaste sectors.  Youchange has developed a comprehensive business plan and plan of operations, including paying and providing reward points to businesses and consumers, for the collection, refurbishment (to factory condition) and reCommerce of otherwise surplus, end-of-life and obsolete electronic devices through acquired or established refurbishment centers and certified recycling eWaste partners. Revenue is expected  to be generated from the sales and reCommerce of these products as well as licensing fees for proprietary data.  In addition, electronic products and devices determined to be at the end of their useful life will be responsibly recycled through strategic recycling partners.  Youchange has conducted research and analysis of these sectors and believes that significant opportunities exist to build a successful business in the GreenTech and eWaste sectors.

Although youchange has not commenced operation of its business plan in the GreenTech and eWaste sectors, the Company has developed a business concept that should allow us to more quickly build a business in the GreenTech and eWaste sectors and will be led by a management team with experience and existing relationships in the electronic and environmental sustainability sectors.  Although no assurances can be made that this strategy will be successful, we believe the recent completion of the reverse merger to become a publicly traded company is in our best interests and the best interests of our shareholders.

We have insufficient capital to implement our repositioned business plan.

Although we have taken steps to reposition the Company and focus our business on the GreenTech and eWaste sectors with the closing of the recent reverse merger, we currently have no ability to fund the development and implementation of the entire business plan.  We currently have no revenue, so we expect to rely on external sources of capital through the issuance of debt and/or equity securities in private placement offerings to provide funding for our business.  No assurances can be made that we will be successful in obtaining additional funding on terms and conditions that are acceptable to us.

We have deferred, and may continue to defer, payment of some of our obligations, which may adversely affect our ability to obtain goods and services in the future.

We estimate that we will require approximately $1.5 million to carry out our business plan and meet our expenses for the next 12 months and currently have funding sources to satisfy our immediate obligations over the next 90 days.  Our immediate obligations primarily include only professional fees related to audit and review services by our auditors, payment for services rendered by our officers, legal expense associated with the reverse merger and so forth.  Until such time, if at all, as we receive adequate funding, we intend to defer payment of all other obligations that are capable of being deferred.  Such deferral has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.

We will need to take significant additional actions to secure required facilities and establish processes for our business plan and expect to incur losses during such period.

Because we have just recently commenced implementation of our repositioned business in the GreenTech and eWaste sectors, we have to take additional actions to secure electronic refurbishment centers and recycling facilities as well as build the infrastructure necessary to implement the operational processes for the business.  In addition, to compete effectively, any future products or services must be easy to use, cost-effective and economical to deliver, as the case may be, on a commercial scale.  We may not achieve any of these objectives.

Our operating expenses are unpredictable, which may adversely affect our business, operations and financial condition.

As a result of our limited operating history, because of the emerging nature of the markets in which we will compete and the lack of implementation of our repositioned business in the GreenTech and eWaste sectors, our financial data is of limited value in planning future operating expenses.  Our historical financial performance is solely based upon basic start-up costs and is not reflective in any way of the financial requirements of our repositioned business in the GreenTech and eWaste sectors.

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

As a corporate entity, we have  had nominal operations since inception and have generated no revenue to date.  As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our business and prospects for the collection, refurbishment (to factory condition) and reCommerce of otherwise surplus, obsolete electronic and end-of-life devices must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can:

•
build or acquire the infrastructure necessary to implement the operational processes for the business in the GreenTech and eWaste sectors for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices;

•	secure electronic refurbishment centers and recycling facilities necessary for our planned business operations;
•	obtain the regulatory approvals necessary for recycling electronic products and devices determined to be at the end of their useful life;
•
educate consumers about our programs and services in the GreenTech and eWaste sectors and effectively tap consumers' behavior and appeal to consumers to utilize our services and facilities for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices;

•	establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls; or
•	respond effectively to competitive pressures and alternative options for consumers to dispose of or discard otherwise obsolete electronic devices.

We cannot make any assurances that we will be successful in meeting these challenges and addressing these risks and uncertainties.  If we are unable to do so, our business will not be successful.

If we do not obtain or maintain government regulatory approval for our services, we cannot offer our services and we will not generate revenues.

Our business plan to enter the GreenTech and eWaste sectors for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices may require governmental approvals for the establishment of our electronic refurbishment centers and recycling facilities and periodic governmental reviews of our ongoing operations for disposition of obsolete electronic devices.

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

Our business plan to enter the GreenTech and eWaste sectors for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices is untested and unproven. We have no experience in marketing and sales in the GreenTech and eWaste sectors including services for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices to date.  We may not successfully arrange for the establishment of electronic refurbishment centers and recycling facilities and this could prevent us from commercializing our services or limit our profitability from any such proposed services.

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

We may fail to adequately  protect our proprietary processes, which would allow competitors to take advantage of our concept development efforts, the effect of which could adversely affect any competitive advantage we may have.

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

The execution of our present business plan depends on the continued services of our Chief Executive Officer, Jeffrey Rassás and Chief Financial Officer, Richard A. Papworth.  We currently do not maintain key-man insurance policies on the lives of these gentlemen and have not entered into employment agreements with either of these individuals.  We believe the loss of any of their service would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Our current business plan contemplates future growth levels that may not be obtainable or sustainable with our current resources.

We anticipate that the execution of youchange’s business plan will result in a rapid expansion of our operations, which may place a significant strain on youchange’s management, financial and other resources.  Youchange’s ability to manage the challanges associated with the expansion of our business operations after the reverse merger will depend, among other things, on our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, technical information and accounting systems and attract, assimilate and retain qualified management and other personnel.  If we fail to effectively manage these issues, we may not be profitable in the near future, or ever.

Our acquisition of Feature Marketing may be unsuccessful if we are unable to complete this acquisition and integrate the acquired business, which subjects us to risks that may have a material adverse effect on our business.

Part of our strategy to expand our business and execute our business plan involves the successful acquisition of Feature Marketing.  The Company has entered into a binding letter of intent with Feature Marketing, a leading buyer/seller of wholesale computer equipment. As of the date of this filing, we have advanced $85,000 towards the purchase of Feature Marketing.  The total purchase price for Feature Marketing contemplated under the terms of the letter of intent is $1,200,000, which is payable in $200,000 of cash and $1,000,000 of our common stock.  If we are unable to successfully complete and integrate this acquisition, we may not realize the expected benefits from such acquisition, including any expected benefits from the proposed integration of the acquired operation into our current business model.

Risks Related to our Common Stock

Because we will likely issue additional shares of our common stock, or common stock equivalents, investment in our Company could be subject to substantial dilution.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. As of October 4, 2010, we had 35,938,493 common shares issued and outstanding. We are authorized to issue up to 60,000,000 common shares. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our common stock could seriously decline in value.

The sale of our stock under convertible notes could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances, the provision of financing based on the distribution of equity for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. Regardless of our activities, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more, which may cause other shareholders of the stock to sell their shares, thereby contributing to sales of common stock in the market. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our common shares will likely decline.

Trading in our common stock on the OTC Bulletin Board is limited and sporadic, making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common stock is currently listed for public trading on the OTC Bulletin Board. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors. This could result in a disruption to the activities of our company, which could have a material adverse effect on our operations.

We do not intend to pay dividends on any investment in the shares of stock of our company and any gain on an investment in our company will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are in leased offices located at 7154 East Stetson Drive, Suite 330, Scottsdale, Arizona 85251.  This lease expires in June, 2011.

We do not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

As of the date of this filing, we are not a party to any legal proceedings. We may from time to time be involved in legal proceedings arising from the normal course of business. We may become party to various lawsuits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of our business.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On March 30, 2010, we effected a reverse merger with BSFG, which is discussed more fully elsewhere in this report.  Our common shares are listed on the Over-the-Counter Bulletin Board (OTCBB), as traded under the symbol “YCNG.OB”.  Trading of our common stock began on July 16, 2009 under the trading symbol “BSFG”. During May 2010, our name was changed to “YouChange Holdings Corp”, at which time our trading symbol also changed to “YCNG”.  The following table provides high and low common share price information for each quarter commencing July 16, 2009:

	High	Low
Fiscal Year Ended June 30, 2010:
First quarter	$0.20	$0.06
Second quarter	0.29	0.12
Third quarter	0.30	0.16
Fourth quarter	0.45	0.23

Holders

As of October 4, 2010, there were approximately 141 holders of record of our common shares.

Dividends

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities and Use of Proceeds

In connection with the reverse merger, BSFG issued  an aggregate of 21,549,591 shares of common stock to the former Youchange, Inc. shareholders and noteholders.

On March 30, 2010, the Registrant issued 1,456,000 shares of its common stock as part of the agreed upon price for the reverse merger with BSFG.

Repurchases of Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Developments

Youchange, Inc. was incorporated in the state of Arizona on August 22, 2008. It was organized as a GreenTech venture to develop a Software as a Service Enterprise Management platform and website at www.youchange.com, to facilitate the purchase of used consumer electronics, then refurbish and resell them while aggregating a proprietary tracking database of end-of-life electronic devices.  It is also an electronic waste ("eWaste") company dedicated to responsibly recycling end of use consumer electronics.  On March 30, 2010, Youchange, Inc. and BlueStar Financial Group, Inc., a Nevada corporation (“BSFG”), completed a merger transaction, which is described in further detail below, and resulted in Youchange, Inc. shareholders obtaining control of BSFG, a publicly traded entity. The surviving publicly traded entity following the merger transaction changed its name to “YouChange Holdings Corp” during May 2010.  The terms “youchange”, “we”, “us”, “our” or the “Company” refer to YouChange Holdings Corp and its consolidated subsidiary following the date of the merger transaction, and to Youchange, Inc. prior to the date of the merger transaction. Our fiscal year end is June 30.

Youchange has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage. As of the date of this filing, the Company has devoted its efforts to business planning, strategic partnership and software development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital.

We plan to make youchange a leading provider of innovative clean-tech solutions to the escalating eWaste dilemma. The Company plans to incorporate a “bricks and clicks” model with eCommerce platforms for the collection and re-circulation of used electronic devices and refurbishing and recycling centers strategically staged for the restoration and proper disposal of electronic devices, respectively. The Company’s platform has been, and continues to be,  designed for the purpose and intent of implementing partnerships with retail locations desirous of increasing store foot traffic around the pro social campaign of reducing and collecting eWaste.

Backgroud of BSFG

BSFG was incorporated in the state of Nevada on July 12, 2002. BSFG had the principal business objective of working toward establishing “small ticket” equipment leases within a small niche of the equipment leasing market. BSFG intended to provide cost effective “small ticket item” leasing to small and middle market companies primarily within the hospitality, spa and resort communities. This business plan was never implemented and no significant business activities related thereto ever occurred. Since becoming incorporated, other than the reverse merger described below, BSFG did not make any significant purchases or sales of assets, nor did it engage in any mergers, acquisitions or consolidations.

After careful consideration it became clear there could be great benefit to the economic downturn resulting in the liquidation of non-performing leases and used equipment.  It was further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as “eWaste” and presented a negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and much anticipated “GreenTech” sector.  It was decided that to fully exploit and leverage this new market opportunity BSFG would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of “GreenTech.”  As discussed more fully below, BSFG was successful in locating and merging with Youchange, Inc., a company that had the desired attributes. The youchange management team will lead and execute this new direction that will focus on the eWaste challenge by launching the youchange.com platform that is expected to include paying and providing reward points to businesses and consumers for their used electronics, refurbishing and recycling through established and certified strategic partners and generating revenue from the sales and reCommerce of these products as well as licensing fees for proprietary data.

Reverse Merger with BSFG

On March 15, 2010, BSFG and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Youchange, Inc.  The Merger Agreement and the acquisition agreed to therein (referred to as the “reverse merger” throughout this filing), was closed on March 30, 2010.  At the closing, Youchange, Inc. merged into Merger Sub, with Youchange, Inc. as the surviving entity.  At the time the Merger Agreement was executed, Jeffrey Rassás and Richard Papworth, currently our Chief Executive Officer and Chief Financial Officer, respectively, and directors of the Company, were directors and officers of both BSFG and Youchange, Inc.  BSFG acquired all 7,183,197 of the issued and outstanding common shares of Youchange, Inc. from Youchange, Inc. shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  Youchange, Inc. shareholders received three shares of BSFG common stock for each share of Youchange, Inc. common stock.  These figures included 2,049,591 shares of BSFG Common Stock issued to the former note holders of Youchange, Inc. whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681 was converted into 683,197 shares of Youchange, Inc. common stock immediately prior to the reverse merger. There are no agreements among the former Youchange, Inc. shareholders regarding their holdings of our Common Stock.  As a result of the reverse merger there are a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders hold 61%.

Letter of Intent for the Acquisition of Feature Marketing, Inc.

The Company has entered into a binding letter of intent with Feature Marketing, Inc. (“Feature Marketing”), a leading buyer/seller of wholesale computer equipment. As of June 30, 2010, we had advanced $70,000 in the form of acquisition deposits towards the purchase of Feature Marketing.  These deposits are secured by the assets of Feature Marketing, are supported by a promissory note from Feature Marketing and are refundable to us should this transaction fail to close.  These deposits bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling $7,394 relative to these deposits for the year ended June 30, 2010.  The total purchase price for Feature Marketing contemplated under the terms of the letter of intent is $1,200,000, which is payable in $200,000 of cash and $1,000,000 of our common stock.  Subsequent to June 30, 2010, we advanced an additional $15,000 to Feature Marketing for this proposed acquisition.

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of long-lived assets and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies (refer to the Notes to Consolidated Financial Statements contained elsewhere in this annual report), the following may involve a higher degree of judgment and complexity:

Long-Lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Upon recognition of an event, as previously described, we use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

Deferred Financing Costs

Costs associated with arranging financing are deferred and expensed over the related financing arrangement using the effective interest method. Should we repay an obligation earlier than its contractual maturity, any remaining deferred financing costs are charged to earnings. Fees paid to lenders for amendments that are not accounted for as extinguishments are deferred and expensed over the remaining life of the facility; ancillary professional fees relating to an amendment are expensed as incurred.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Consolidated Statements of Operations.  As of June 30, 2010, the Company has established a full valuation allowance for all deferred tax assets.

As of June 30, 2010 and 2009, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Operating Results

The following table summarizes our operating results for the periods presented below:

		Period from	Period from
		August 22,	August 22,
		2008	2008
	Year Ended	(Inception) to	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Professional fees	286,308	44,600	330,908
Expense of reverse merger	620,040	-	620,040
General and administrative	25,683	24,553	50,236
Marketing	11,739	-	11,739

Loss from operations	$943,770	$69,153	$1,012,923

We are a development stage enterprise and accordingly have not recognized any revenue to the date of this filing.

Professional fees were $286,308, $44,600 and $330,908 for the year ended June 30, 2010, the period from August 22, 2008 (inception) to June 30, 2009 and the period from August 22, 2008 (inception) to June 30, 2010, respectively.  Professional fees include fees incurred for our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer of $181,500, $23,500 and $205,000 for these periods, respectively.  Also included in professional fees are legal and auditing fees.

As described above, during March 2010, we completed a reverse merger transaction.  We incurred $125,000 of cash based expense for this transaction, of which, $37,500 remains to be paid as of June 30, 2010, and $495,040 for shares issued in connection with this transaction.

General and administrative expense was $25,683, $24,553 and $50,236 for year ended June 30, 2010, the period from August 22, 2008 (inception) to June 30, 2009 and the period from August 22, 2008 (inception) to June 30, 2010, respectively. These expenses primarily consist of facility rent, travel, computer, network and internet costs.

Marketing expense was $11,739 for the year ended June 30, 2010 and nil for the period from August 22, 2008 (inception) to June 30, 2009.  Marketing related costs relate primarily to press releases and other public relations efforts.

We recognized other income (expense) of $(56,287), $2,050 and $(54,237) for the year ended June 30, 2010, the period from August 22, 2008 (inception) to June 30, 2009 and the period from August 22, 2008 (inception) to June 30, 2010, respectively.  Other expense for the year ended June 30, 2010 relates to interest expense of $63,681, of which, $50,000 relates to the amortization of deferred financing costs and $13,681 relates to interest for convertible notes that were converted prior to June 30, 2010, offset by interest income.  Other income for the period from August 22, 2008 (inception) to June 30, 2009 relates to interest income.

We anticipate that the execution of youchange’s business plan will result in a rapid expansion of our operations, which may place a significant strain on youchange’s management, financial and other resources.  Youchange’s ability to manage the challanges associated with the expansion of our business operations after the reverse merger will depend, among other things, on our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, technical information and accounting systems and attract, assimilate and retain qualified management and other personnel.  If we fail to effectively manage these issues, we may not be profitable in the near future, or ever.

The difficulties in managing these various business issues will be compounded by a number of unique attributes of our anticipated business operations and business strategy.  Should these and other concepts not perform as expected, youchange’s financial condition and the results of our operations could be materially and adversely affected.

Liquidity and Capital Resources

As of June 30, 2010, we had $44,000 of cash and cash equivalents and negative working capital of $86,000.  Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.  We must raise cash to cover these expenses and implement our business plan.  We estimate that we must raise a minimum of $0.5 million in order to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If we do not raise at least $1.5 million, we will be unable to establish a base of operations, without which we will be unable to execute our current business plan.  The Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. Subsequent to June 30, 2010 to the date of this filing, we have raised a total of $97,000, which is described in further detail below. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

Although we have taken steps to focus our business on the GreenTech and eWaste sectors, we currently have no ability to fund the development and implementation of our business plan.  As is typical of companies going through the development stage, we currently have no revenue.   This raises substantial doubt about the Company’s ability to continue as a going concern. We expect to rely on external sources of capital through the issuance of debt and/or equity securities in private placement offerings to provide funding of our business.  We expect to initiate such actions to obtain additional capital to fund our business, however, no assurances can be made that we will be successful in obtaining additional funding on terms and conditions that are acceptable to us.

If youchange acquires its needed funding through the issuance of our equity securities, our existing shareholders may experience dilution and the value of their equity securities may decline.  The acquisition of funding through the issuance of debt could result in a substantial portion of our future cash flow from operations being dedicated to the payment of principal and interest on that indebtedness, and could render us more vulnerable to competitive pressures and economic downturns.

Subsequent to June 30, 2010 to the date of this filing, we raised a total of $97,000 through the following transactions:

•
During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.

•
During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.

•
During September 2010, we issued a $22,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and bears interest at a rate of 8.0% per annum. The note and any accrued interest may be converted at any time, at the discretion of the Company, to shares of our common stock at a rate of $0.25 per share.

•
During September 2010, we raised $25,000 from the issuance of a non-convertible note to an unrelated, accredited third party.  The note matures 30 days from the date of issue and bears interest at a rate of 12.0% per annum.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Cash used in operating activities was $228,126 and $67,103 for the year ended June 30, 2010 and the period from August 22, 2008 (inception) to June 30, 2009, respectively.  Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs.  We expect our operating activities will require additional cash in the future until we are able to exit the development stage, commence our planned operations and generate revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $202,765 for the year ended June 30, 2010, which primarily relates to our reverse merger transaction in March 2010, as discussed more fully above, cash used for the development of our proprietary business platform and advances towards the acquisition of Feature Marketing, which is also described more fully above. Cash flows from investing activities were nil for the period from August 22, 2008 (inception) to June 30, 2009.

Cash Flows from Financing Activities

Cash provided by financing activities was $453,311 and $88,992 for the year ended June 30, 2010 and the period from August 22, 2008 (inception) to June 30, 2009, respectively.  Cash provided by investing activities for the year ended June 30, 2010 primarily relates to proceeds from the issuance of $500,000 of convertible notes, which were converted to common shares prior to June 30, 2010, offset by debt issue costs.  Cash provided by financing activities for the period from August 22, 2008 (inception) to June 30, 2009 relate to proceeds from a note payable.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer”; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. The adoption of this guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our financial position and results of operations.

During October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). This update requires the use of the relative selling price method when allocating revenue in multiple-deliverable types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Since we are in the development stage, the adoption of this guidance did not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In June 2009, the FASB issued guidance that seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

All financial statements and supplementary data that are required by this Item are listed in Part IV, Item 15 of this annual report and are presented beginning on Page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Following the completion of the reverse merger in March 2010, which is discussed more fully elsewhere in this filing, we have made efforts to file all required reports with the SEC. As of the date of this filing, we are working towards improving our disclosure controls and procedures by instituting a more regimented and formal drafting and review process, by both our Chief Executive Officer and Chief Financial Officer, of all documents filed with the SEC, including Form 10-Q and Form 10-K filings, and have engaged additional resources to assist with filings made with the SEC.  We believe these actions will result in improvements to our disclosure controls and procedures in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Management’s Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in the Securities Exchange Act Rule 13a-15(f).  Management’s assessment of our internal control over financial reporting as of June 30, 2010 has not been included in this annual report due to the timing of our recent reverse merger transaction, which closed just prior to the start of our fourth quarter of fiscal 2010, and is described in further detail elsewhere in this filing.

Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As a result of the timing of the reverse merger in March 2010, which is discussed more fully elsewhere in this filing, management was not able to, nor does it believe it was required to, conduct such an assessment of our internal control over financial reporting as of June 30, 2010; however, given our small size and limited resources, we are unable to maintain the proper segregation of various accounting and finance duties. At risk areas include cash receipts and payments, processing of journal entries and account reconciliations.  Notwithstanding these limitations, we believe that our financial condition, results of operations and cash flows presented in this annual report are fairly presented in all material respects. We base our conclusion on our ability to substantiate, with a high degree of confidence, the small number of significant general ledger accounts that comprise our financial statements.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding youchange’s executive officers:

Name	Age	Position
Jeffrey I. Rassás	48	Chairman and Chief Executive Officer
Richard A. Papworth	52	Director and Chief Financial Officer
Naser Ahmad	55	Chief Technology Officer

Biographical information about our management is set forth below:

Jeffrey I. Rassás

Founder and managing partner of NotePad Group and Southwest Capital Partners. A 20-year veteran of entrepreneurial ventures and business management, he has extensive experience in funding, leading, developing and performing corporate turnarounds for numerous start-up ventures both private and public, across a variety of industries. Prior to serving at BSFG and youchange, Mr. Rassás recently served as President and CEO of Global Alerts, holding company for Earth911.com and Pets911.com.  As CEO, Jeffrey led the team that acquired Earth911.com, Pets911.com and AMBERalert.com from a local Arizona company in 2006 whereupon executing a new strategy; recruiting a new management team and successfully executing the company’s plan led to several of the divisions achieving national success and distinction and significantly higher values, and the successful sale of AMBERalert.com. Prior to Global Alerts, Mr. Rassás served as Co-chairman and CEO of ImproveNet, Inc. (publicly traded/IMPV; www.improvenet.com), which he acquired through a merger in 2002. Rassás’ strategic vision and execution led to industry recognition of the company as “Best of Web” by Money Magazine in 2004.

In 2005, he sold the company to IAC/InterActiveCorp (IACI – www.iac.com), the holding company of many popular websites such as LendingTree, Ask.com, Match.com, Citysearch.com, ServiceMagic.com, and Ticketmaster, delivering a substantial return on shareholder equity. From 1997-2001, Mr. Rassás served as founder, CEO, and Chairman of the Board of publicly traded EBIZ Enterprises, a Linux solutions provider where he expanded company operations, yielding revenues in excess of $58 million. In addition, Mr. Rassás raised over $20 million dollars and took the company public in 1998. A two-time finalist for Ernst & Young’s Entrepreneur of the Year award, Mr. Rassás has been a guest speaker at Thunderbird, the School of Global Management, serves on several outside boards including Chairman of the Board of BuildProof.com, and is a regular speaker at technology trade events around the nation.

Richard A. Papworth

Mr. Papworth is a seasoned executive with over 20 years of public and private company executive level experience. Prior to joining youchange, for 3 years Mr. Papworth was the CFO of Telgian Corporation during a period of high growth.  Telgian is an innovative company providing high quality fire protection and life safety systems and consulting services throughout North America for customers such as Home Depot, Wal Mart, Sears, Best Buy, and many other large national and regional property owners. Prior to that, Mr. Papworth was the CFO of the $500M Phoenix division of Meritage Homes (NYSE:MTH) during a period of rapid growth where he delivered strategic business and operational improvements to maximize profitablilty and return on net assets.  From 2000 to 2004, he was CFO of Kronos Advanced Technologies, Inc. (OTC:KNOS) where he was successful in his first reverse-merger going public transaction.  At Kronos, Richard was instrumental in securing $15M of private equity funding and helping the company through the development stage.  From 1996 to 2000, Mr. Papworth was Vice President of Wilshire Financial Services Group, Inc. (NYSE:WFSG) and CFO of its subsidiary Beverly Hills Bancorp during a period of explosive growth.  At WFSG, he was instrumental in taking the company public and raising $100M via IPO, building the financial and operating systems, and negotiating and integrating acquisitions.  His early business experience includes executive leadership positions with Taylor Morrison and The Maintenance Warehouse (a division of the Home Depot Supply).

Naser Ahmad

Mr. Ahmad has been active for over 25 years in the development of computer solutions for distribution and manufacturing companies. Throughout his career, Mr. Ahmad has held technical leadership positions with both entrepreneurial ventures as well as Fortune 100 companies including Caterpillar International, Inc., Sante Fe International and Taylor Management Systems.  Prior to joining BSFG, Mr. Ahmad had his own software development and consulting business which he has operated since 2005.  From 2003 to 2005, he was the Chief Technology Officer, a Director, and co-Chairman of ImproveNet. In 1989, Mr. Ahmad co-founded SysTech International, Inc., a Texas corporation, which was the predecessor-in-interest to eTechLogix. Mr. Ahmad served as Executive Vice President and Chief Technology Officer of eTechLogix (formerly SysTech International, Inc.) from 1989 to 2003. At Sante Fe International, Mr. Ahmad was a member of the task force for evaluating and determining the next generation of application systems for the organization. At Caterpillar, he was the software development manager and the chief architect of its enterprise resource planning (ERP) distribution system. Mr. Ahmad has been instrumental in the development of technology products throughout his career. He co-founded the National Institute of Technology in Karachi, Pakistan, is a member of the Advisory Council of the Darul Islam University, Dhaka, Bangladesh and serves as a Director of several privately held U.S. and foreign corporations. Mr. Ahmad is a graduate of the University of Karachi with a BA in Accounting and a postgraduate degree in Computer Science.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Exchange Act that were furnished to us during fiscal 2010 for persons who were, at any time during fiscal 2010, our directors or executive officers or beneficial owners of more than 10% of the outstanding shares of our common stock, all filing requirements for reporting persons were met, with the exception of a filing for the disposition of shares by a previous beneficial owner of more than 10% of our common stock, for which no Form 4 has been filed as of the date of this filing.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics. We are currently working towards developing a formal Code of Business Conduct and Ethics, which will apply to all of our employees, including our Chief Executive Officer and Chief Financial Officer. When available, a copy of our Code of Business Conduct and Ethics may, upon request made to us in writing at the following address, be made available without charge: 7154 East Stetson Drive, Suite 330, Scottsdale, Arizona 85251.

Audit Committee, Compensation Committee and Nominating Committee

As of the date of this filing, we do not have a formal Audit Committee, Compensation Committee or Nominating Committee.  We completed a reverse merger transaction on March 30, 2010, which is described in more detail elsewhere in this filing.  We have two directors, Jeffrey Rassás and Richard Papworth, who also serve as our Chief Executive Officer and Chief Financial Officer, respectively, and make all decisions that an audit committee would ordinarily make.  We have no independent members of our Board of Directors and accordingly, we have determined that the Company does not have a member of its Board of Directors (or Audit Committee) that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, or who is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our consolidated financial statements. In addition, we believe that at this time, retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Item 11.  Executive Compensation

As of June 30, 2010, none of our officers receive a salary or stock compensation for their service.  However, Mr. Rassás and Mr. Papworth have been paid a monthly consulting fee for their service to youchange which, since inception of the Company through the end of fiscal 2010, was $97,500 and $39,500, respectively.  These amounts, along with $8,000 due Mr. Rassás as of June 30, 2010, are reported as professional fees in the accompanying financial statements. As of the date of this filing, Mr. Rassás and Mr. Papworth are being paid a monthly salary of $8,000 and $4,000, respectively; however, these amounts are paid on a month-to-month basis and may be adjusted at any time at our discretion.  Our directors are currently not compensated for their services as directors.

Share-Based Payments

Through June 30, 2010, we have not issued any options, warrants or other forms of stock compensation to any of our officers and directors.  None of our officers and directors own options or warrants to acquire shares of our common stock. On July 22, 2010, we entered into a one-year consulting agreement with Naser Ahmad to provide services as Chief Technology Officer.  Compensation will be in the form of 333,333 shares of our common stock, payable over the next year.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide pension benefits or any other qualified retirement plans or non-qualified deferred compensation plans for our employees or directors.

Employment Agreements

Youchange is currently not a party to any employment agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership as of October 4, 2010 of our common stock by (i) each of our executive officers; (ii) each of our directors; and (iii) each person known by us to own beneficially more than five percent of the outstanding common stock. The address for each of the persons and entities listed below is 7154 East Stetson Drive, Suite 330, Scottsdale, Arizona 85251. The percentage ownership of the persons in the table below are based on 35,938,493 common shares outstanding on October 4, 2010. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the common stock owned by them.

	Number
	of Shares
	Beneficially		Percentage
Name	Owned (1)		of Shares (2)
Jeffrey I. Rassás	7,500,000	(3)	20.9%
Steve Phelps	3,000,000	(4)	8.3
Vic Sibilla	2,850,000	(5)	7.9
Naser Ahmad	333,333		0.9
Richard A. Papworth	120,000		0.3
All executive officers and directors as a group (three persons)	7,953,333		22.1

(1)
Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Common stock subject to options and warrants currently exercisable or exercisable within 60 days of October 4, 2010 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	Percentages are based on 35,938,493 shares of common stock outstanding as of October 4, 2010.
(3)	All shares held indirectly by Jeffrey I. Rassás, a director and Chief Executive Officer of Youchange, Inc., as a general partner of Hayjour Family Limited Partnership.
(4)	Includes 75,000 shares held by Mr. Phelps in his IRA and 75,000 shares held by wife Kimberley Phelps in her IRA.
(5)
Includes 75,000 shares held by Mr. Sibilla in his IRA and 75,000 shares held by wife Geraldine Sibilla in her IRA, 150,000 shares owned by minor children and 75,000 of another child, all that share Mr. Sibilla’s household.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In fiscal 2009 prior to the reverse merger, BSFG loaned approximately $89,000 to Youchange, Inc.  The loan was unsecured and was not interest bearing. Following the completion of the reverse merger, this loan is eliminated upon consolidation. At the time the Merger Agreement was executed, Jeffrey Rassás and Richard Papworth, currently our Chief Executive Officer and Chief Financial Officer, respectively, and directors of the Company, were directors and officers of both BSFG and Youchange, Inc.

Directors, Jeffrey Rassás and Richard Papworth are officers of the Company.  There is not an independent director at this time.

Item 14.  Principal Accounting Fees and Services

Information regarding principle accountant fees and services is as follows:

Audit Fees

Audit fees for 2010 and 2009 by Semple, Marchal and Cooper, LLP were $27,500 and nil respectively. Audit fees billed and paid for 2010 and 2009 included fees for quarterly reviews.

Audit Related Fees

Audit related fees were $7,500 and nil in 2010 and 2009.

Tax Fees

Tax related fees were de minimis in 2010 and 2009 for Semple, Marchal and Cooper, LLP.

All Other Fees

Other fees were nil in 2010 and 2009 for Semple, Marchal and Cooper, LLP.

Pre-Approval Policies and Procedures

The Board of Directors approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by Semple, Marchal and Cooper, LLP that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In fiscal 2010 and 2009, none of the fees paid to Semple, Marchal and Cooper, LLP were approved pursuant to the de minimis exception.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Consolidated Financial Statements

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because they are not applicable.

(3) Exhibits

Documents filed as exhibits to this report or incorporated by reference:

      No.   Exhibits
      ---   --------

2.1	Agreement and Plan of Merger dated March 15, 2010 (Filed as an Exhibit to Form 8-K filed March 22, 2010 and incorporated herein by reference)
3.1	Articles of Incorporation (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
3.2	Amendment to Articles of Incorporation (Filed as an Exhibit to Form 14C Definitive Information Statement filed on May 28, 2010 and incorporated herein by reference)
3.3	By-laws (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUCHANGE HOLDINGS CORP
/s/ JEFFREY I. RASSÁS
Jeffrey I. Rassás
Chief Executive Officer and Director

October 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY RASSÁS Jeffrey Rassás	Chairman of the Board of Directors and Chief Executive Officer	October 13, 2010

/s/ RICHARD A. PAPWORTH Richard A. Papworth	Director and Chief Financial Officer	October 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
YouChange Holdings Corp
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of YouChange Holdings Corp (a development stage company) as of June 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended June 30, 2010, for the period from August 22, 2008 (inception) to June 30, 2009 and for the cumulative period from August 22, 2008 (inception) to June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YouChange Holdings Corp (a development stage company) at June 30, 2010 and 2009, and the results of its operations, shareholders’ equity (deficit) and its cash flows for the year ended June 30, 2010, for the period from August 22, 2008 (inception) to June 30, 2009 and for the cumulative period from August 22, 2008 (inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is currently in the development stage and has not earned any revenue as of June 30, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
October 13, 2010

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$44,309	$21,889
Prepaid expenses and other current assets	7,394	1,000

Total current assets	51,703	22,889

Acquisition deposits	70,000	-
Property and equipment - net	5,265	-
Capitalized software costs	40,000	-
Other assets	6,500	-

Total assets	$173,468	$22,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$100,594	$-
Note payable - related party	37,500	-
Related party payables	-	88,992

Total current liabilities	138,094	88,992

Shareholders' equity (deficit):
Common stock, $.001 par value; 60,000,000 shares authorized; 35,405,588 and 1,000,000 (pre-reverse merger) shares issued and outstanding as of
June 30, 2010 and 2009, respectively	35,406	1,000
Additional paid-in capital	1,067,128	-
Deficit accumulated during the development stage	(1,067,160)	(67,103)

Total shareholders' equity (deficit)	35,374	(66,103)

Total liabilities and shareholders' equity	$173,468	$22,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

		Period from	Period from
		August 22,	August 22,
		2008	2008
	Year Ended	(Inception) to	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Professional fees	286,308	44,600	330,908
Expense of reverse merger	620,040	-	620,040
General and administrative	25,683	24,553	50,236
Marketing	11,739	-	11,739

Loss from operations	943,770	69,153	1,012,923

Other income (expense):
Interest income	7,394	2,050	9,444
Interest expense	(63,681)	-	(63,681)

Total other income (expense)	(56,287)	2,050	(54,237)

Net loss	$(1,000,057)	$(67,103)	$(1,067,160)

Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.09)

Weighted average common shares outstanding -
basic and diluted	18,922,609	3,000,000	11,700,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, August 22, 2008 (inception)	-	$-	$-	$-	$-
Issuance of common stock
upon formation	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	(67,103)	(67,103)

Balance, June 30, 2009	1,000,000	1,000	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	4,000
Common stock issued for
intangible asset	1,500,000	1,500	1,000	-	2,500
Common stock issued for
conversion of notes payable	683,197	683	512,998	-	513,681
Effect of reverse merger	26,766,391	26,767	59,546	-	86,313
Common stock issued in
connection with reverse merger	1,456,000	1,456	493,584	-	495,040
Net loss	-	-	-	(1,000,057)	(1,000,057)

Balance, June 30, 2010	35,405,588	$35,406	$1,067,128	$(1,067,160)	$35,374

The accompanying notes are an integral part of these Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from	Period from
		August 22,	August 22,
		2008	2008
	Year Ended	(Inception) to	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(1,000,057)	$(67,103)	$(1,067,160)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred financing costs	50,000	-	50,000
Issuance of common stock for interest	13,681	-	13,681
Cash based expense for reverse merger	125,000	-	125,000
Issuance of common stock for reverse merger	495,040	-	495,040
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,394)	-	(11,394)
Accounts payable and other accrued expenses	99,604	-	99,604

Net cash used in operating activities	(228,126)	(67,103)	(295,229)

Cash flows from investing activities:
Purchase of property and equipment	(5,265)	-	(5,265)
Software development costs	(40,000)	-	(40,000)
Acquisition deposits	(70,000)	-	(70,000)
Cash paid for reverse merger	(87,500)	-	(87,500)

Net cash used in investing activities	(202,765)	-	(202,765)

Cash flows from financing activities:
Proceeds from notes payable	500,000	-	500,000
Borrowings from related parties	-	88,992	88,992
Repayment of related party payables	(1,689)	-	(1,689)
Proceeds from sale of common stock	5,000	-	5,000
Fees paid for financing costs	(50,000)	-	(50,000)

Net cash provided by financing activities	453,311	88,992	542,303

Increase in cash and cash equivalents	22,420	21,889	44,309
Cash and cash equivalents, beginning of period	21,889	-	-

Cash and cash equivalents, end of period	$44,309	$21,889	$44,309

The accompanying notes are an integral part of these Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization of Business and Basis of Presentation

Youchange, Inc. was incorporated in the state of Arizona on August 22, 2008. It was organized as a "GreenTech" venture to purchase used consumer electronics, then refurbish and resell them.  It is also an electronic waste (“eWaste”) company dedicated to responsibly recycling end of use consumer electronics.  On March 30, 2010, Youchange, Inc. and BlueStar Financial Group, Inc., a Nevada corporation (“BSFG”), completed a merger transaction, which is described in further detail below, and resulted in Youchange, Inc. shareholders obtaining control of BSFG, a publicly traded entity. The surviving publicly traded entity following the merger transaction changed its name to “YouChange Holdings Corp” during May 2010.  The terms “youchange”, “we”, “us”, “our” or the “Company” refer to YouChange Holdings Corp and its consolidated subsidiary, Youchange, Inc., following the date of the merger transaction, and to Youchange, Inc. prior to the date of the merger transaction. Our fiscal year end is June 30.

The Company has realized no revenues from its planned business purpose to the date of this filing and currently has limited operations.  Accordingly, the Company is considered to be in the development stage.  The Company has been in the development stage since its formation. The Company has devoted its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include carrying amounts of long-lived assets and deferred taxes. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. All significant intercompany transactions and accounts have been eliminated.

Background of BSFG

BSFG was incorporated in the state of Nevada on July 12, 2002. BSFG had the principal business objective of working toward establishing “small ticket” equipment leases within a small niche of the equipment leasing market. BSFG intended to provide cost effective “small ticket item” leasing to small and middle market companies primarily within the hospitality, spa and resort communities. This business plan was never implemented and no significant business activities related thereto ever occurred.

After careful consideration it became clear there could be great benefit to the economic downturn resulting in the liquidation of non-performing leases and used equipment.  It was further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as “eWaste” and presented a negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and much anticipated “GreenTech” sector.  It was decided that to fully exploit and leverage this new market opportunity BSFG would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of “GreenTech.”  As discussed more fully below, BSFG was successful in locating and merging with Youchange, Inc., a company that had the desired attributes.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reverse Merger with BSFG

On March 15, 2010, BSFG and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Youchange, Inc. The Merger Agreement and the acquisition agreed to therein (referred to as the “reverse merger” throughout this filing), was closed on March 30, 2010.  At the closing, Youchange, Inc. merged into Merger Sub, with Youchange, Inc. as the surviving entity. At the time the Merger Agreement was executed, Jeffrey Rassás and Richard Papworth, currently our Chief Executive Officer and Chief Financial Officer, respectively, and directors of the Company, were directors and officers of both BSFG and Youchange, Inc. BSFG acquired all 7,183,197 of the issued and outstanding common shares of Youchange Inc. from Youchange Inc. shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  Youchange, Inc. shareholders received three shares of BSFG Common Stock for each share of Youchange, Inc.  These figures included 2,049,591 shares of BSFG Common Stock issued to the former note holders of Youchange, Inc. whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681was converted into 683,197 shares of Youchange, Inc. common stock immediately prior to the reverse merger. As a result of the reverse merger there are a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders hold 61%. Additionally, following the completion of the reverse merger, we issued 1,456,000 shares of our common stock to the sellers of BSFG.

For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction, and consequently the assets and liabilities and the historical operations reflected in these financial statements are those of Youchange, Inc. and are recorded at the historical cost basis of Youchange, Inc.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of youchange.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation for deposits up to certain limits.  The Company had no uninsured cash as of June 30, 2010 or June 30, 2009, but may from time to time have cash balances that exceed insured limits.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs

Debt financing costs are amortized over the contractual term of the underlying note payable using the effective interest method.  If debt is retired prior to the end of its contractual term, the unamortized deferred financing costs are expensed in the period of retirement to interest expense.  During fiscal 2010, the Company incurred $50,000 of deferred financing costs relative to the issuance of $500,000 of convertible notes payable.  As described above, these notes, along with unpaid accrued interest of $13,681 were converted into common shares of Youchange, Inc. prior to the reverse merger transaction.  The notes bore interest at a rate of 12.0% per annum and under the terms of the note agreements, were convertible into shares of Youchange, Inc. at a rate of $0.75 per share and were due in six months from the date of issuance.  During fiscal 2010, the total $50,000 of deferred financing costs was amortized to interest expense.

Income taxes

Deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely that such assets will not be realized. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We record a valuation allowance to reduce our deferred tax assets and review the amount of such allowance annually. When we determine certain deferred tax assets are more likely than not to be utilized, we will reduce our valuation allowance accordingly.

As of June 30, 2010 and 2009, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense.  Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for the tax years ending June 30, 2008 and 2009. Tax audits by their very nature are often complex and can require several years to complete.

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable and other accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2010.  The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We will evaluate our hierarchy disclosures each quarter.

The Company does not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2010 or 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period from August 22, 2008 (inception) to June 30, 2010.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Costs of normal repairs and maintenance are charged to expense as incurred. Depreciation commences at the time the assets are placed in service.  Gains or losses on disposals of assets are recognized as incurred.  As of June 30, 2010, our property and equipment consists of furniture and fixtures at our corporate offices.  These assets have an estimated useful life of seven years and were placed in service on June 30, 2010; accordingly, no depreciation expense has been recognized during the period from August 22, 2008 (inception) to June 30, 2010.

Impairment of Long Lived Assets

Impairment losses are to be recognized when the carrying amount of a long lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group. We have not recognized any impairment losses for the Company’s long lived assets from August 22, 2008 (inception) to June 30, 2010.

Earnings Per Share Information

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of outstanding Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible securities using the if-converted method. Basic and diluted loss per share were the same for all periods reported as there were no common stock equivalents outstanding and the net losses attributable to common shareholders for all periods reported.

Software Development Costs

The costs of developing internal–use software are to be evaluated during three stages of the development project.  The stages are: (i) the preliminary project stage; (ii) the application development stage; and (iii) the post-implementation stage. Only costs associated with the application development stage are capitalized.  Development costs associated with the other two stages are expensed as incurred.  Capitalizable costs include fees paid to third parties to develop the software during the application development stage, payroll costs for employees directly associated with the development project and only include specific time spent working directly on the development project and interest costs incurred while developing the project, if any. The Company has capitalized costs incurred in the application development stage totaling $40,000 for the year ended June 30, 2010.  These costs relate to our proprietary business platform.  We have contracted with a software development team to create this business platform and web-based interface.  These costs will be amortized over a period of three years following completion of the project.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was de minimis for the period from August 22, 2008 (inception) to June 30, 2010.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized deferred financing costs are expensed in the period of retirement to interest expense.

In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer”; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. The adoption of this guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our financial position and results of operations.

During October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). This update requires the use of the relative selling price method when allocating revenue in multiple-deliverable types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Since we are in the development stage, the adoption of this guidance did not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2009, the FASB issued guidance that seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

3. Letter of Intent for the Acquisition of Feature Marketing, Inc.

The Company has entered into a binding letter of intent with Feature Marketing, Inc. (“Feature Marketing”), a leading buyer/seller of wholesale computer equipment. As of June 30, 2010, we had advanced $70,000 in the form of acquisition deposits towards the purchase of Feature Marketing.  These deposits are secured by the assets of Feature Marketing, are supported by a promissory note from Feature Marketing and are refundable to us should this transaction fail to close.  These deposits bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling $7,394 relative to these deposits for the year ended June 30, 2010.  The total purchase price for Feature Marketing contemplated under the terms of the letter of intent is $1,200,000, which is payable in $200,000 of cash and $1,000,000 of our common stock.  Subsequent to June 30, 2010, we advanced an additional $15,000 to Feature Marketing for this proposed acquisition.

4. Common Stock

The authorized common stock of the company consists of 60,000,000 shares of common stock with a par value of $.001 The following summarizes our common stock activity for the period from August 22, 2008 (inception) to the completion of the reverse merger on March 30, 2010:

•	Upon formation on August 22, 2008, Youchange, Inc. issued 1,000,000 of its common shares to its founder and Chief Executive Officer, Jeffrey Rassás, in exchange for $1,000.
•
During fiscal 2010, Youchange, Inc. issued an additional 4,000,000 of its common shares to unrelated entities (except for 40,000 shares, which were issued to an officer / director) in exchange for $4,000.

•
During fiscal 2010, Youchange, Inc. issued 1,500,000 shares of its common stock to Mr. Rassás in exchange for certain intangible assets related to the youchange.com domain. This transaction was valued at $2,500.  Although it may require renewal from time-to-time, this intangible asset has an indefinite life and accordingly will not be amortized.

•	During fiscal 2010, Youchange, Inc. issued 683,197 shares of its common stock upon conversion of $500,000 in convertible notes plus $13,681 of unpaid accrued interest.

As described in more detail above, on March 30, 2010, BSFG acquired all 7,183,197 of the issued and outstanding common shares of Youchange, Inc. from Youchange, Inc. shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  Youchange, Inc. shareholders received three shares of BSFG Common Stock for each share of Youchange, Inc.

In conjunction with the reverse merger, the Company issued 1,456,000 shares of its common stock as partial compensation for the purchase of the BSFG.  The shares were valued at $.34 per share, which was the closing stock price on March 30, 2010.  The total fair value of these common shares of $495,040 was expensed as an acquisition cost.

As a result of the reverse merger there are a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders hold 61%. For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Short Term Note Payable to BSFG

On January 1, 2010, Youchange, Inc. entered into a $75,000 note payable agreement with the previous shareholders of BSFG, which, together with a $50,000 cash payment and the issuance of 1,456,000 common shares following the reverse merger, was used to complete the reverse merger with BSFG. The payable was due in two equal installments, which are due on April 1, 2010 and June 30, 2010.  In the event we failed to pay the first installment in full, under the terms of the agreement, the entire balance would accrue interest at 9.0% per annum retroactive from January 1, 2010. We may pay this interest penalty in cash or stock at a price of $0.05 per share, at our option.  The first payment of $37,500 was paid when due on April 1, 2010; however, we have not made the second payment as of the date of this filing.

6. Provision for Income Taxes

At June 30, 2010, the Company had incurred a net operating loss during the development stage of approximately $1,067,000, which is available to offset future federal and state taxable income through December 31, 2029 and 2014, respectively. The Company has established a valuation allowance equal to the full amount of the deferred tax assets approximating $420,000 due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the federal statutory rate to the effective income tax rate for the periods presented below is as follows:

		Period from	Period from
		August 22,	August 22,
		2008	2008
	Year Ended	(Inception) to	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010

Tax at federal statutory rate	$340,000	$23,000	$363,000
Tax at state statutory rate	56,000	4,000	60,000
Increase in valuation allowance	(396,000)	(27,000)	(423,000)

Net deferred	$-	$-	$-

The reported amount of income tax benefit that would result from applying domestic federal and state statutory rates is not reflected in the financial statements due to the valuation allowance which offsets the tax benefit in its entirety.

Deferred income tax assets consist of the following as of June 30, 2010 and 2009:

	2010	2009

Net operating loss carry forward	$423,000	$27,000
Less: Valuation allowance	(423,000)	(27,000)

Net deferred tax asset	$-	$-

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Professional Fees

Included in professional fees on the accompanying statements of operations is $181,500 and $23,500 for fiscal 2010 and the period from August 22, 2008 (inception) to June 30, 2008, respectively, relative to three of the Company’s officers.  As of June 30, 2010, $8,000 is due one of our officers for these professional fees, and is included in accounts payable and other accrued expenses on the accompanying Consolidated Balance Sheet.

During fiscal 2010, a company controlled by our Chief Executive Officer advanced approximately $6,000 to us, which was repaid prior to June 30, 2010.

8. Commitments and Contingencies

Operating Leases

The Company leases approximately 2,000 square feet of office space in Scottsdale, Arizona.  The lease agreement, which was entered into in July 2010, is for a period of one year at a rate of approximately $3,000 per month.

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include: (i) intellectual property indemnities to customers in connection with the use, sales and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our by-laws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make.

9. Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows:

		Period from	Period from
		August 22,	August 22,
		2008	2008
	Year Ended	(Inception) to	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Supplemental disclosure of non-cash investing and
financing activities:
Conversion of notes payable to common stock	500,000	-	500,000
Common stock issued for intangible asset	2,500	-	2,500
Effect of reverse merger	86,313	-	86,313
Reverse merger costs financed with note payable	75,000	-	-
Issuance of 1,000,000 shares of common stock for a note	-	1,000	1,000

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Subsequent events

The following subsequent events occurred in addition to those previously described in these financial statements:

•
During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.

•
During July 2010, we entered into a one-year consulting agreement with Naser Ahmad to provide services as Chief Technology Officer.  Compensation will be in the form of 333,333 shares of our common stock, payable over the next year.  For the year ended June 30, 2010, youchange recorded compensation of $60,000 for Mr. Ahmad.

•
During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  We issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $60,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares after the one year anniversary of this agreement valued at $30,000.

•
During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.

•
During September 2010, we issued a $22,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and bears interest at a rate of 8.0% per annum. The note and any accrued interest may be converted at any time, at the discretion of the Company, to shares of our common stock at a rate of $0.25 per share.

•
During September 2010, we raised $25,000 from the issuance of a non-convertible note to an unrelated, accredited third party.  The note matures 30 days from the date of issue and bears interest at a rate of 12.0% per annum.