Form 10-Q
period 2010-09-30
YouChange Holdings Corp
filed 2010-11-15
CIK 1442236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-152959

YouChange Holdings Corp
(Exact name of registrant as defined in its charter)
Delaware	51-0665952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7154 East Stetson Drive, Suite 330	85251
Scottsdale, Arizona	(Zip Code)
(Address of principal executive offices)
866-712-9273
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

The number of Common Shares of the Registrant outstanding as of November 1, 2010 was 35,938,493.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010		2
Unaudited Condensed Consolidated Statements of Operations for the Three
Months Ended September 30, 2010 and 2009 and for the Period From
August 22, 2008 (Inception) to September 30, 2010		3
Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity (Deficit)
for the Period from August 22, 2008 (Inception) to September 30, 2010		4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three
Months Ended September 30, 2010 and 2009 and for the Period From
August 22, 2008 (Inception) to September 30, 2010		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Removed and Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$32,898	$44,309
Prepaid expenses and other current assets	16,972	7,394

Total current assets	49,870	51,703

Acquisition deposits	85,000	70,000
Property and equipment - net	4,965	5,265
Capitalized software costs	65,400	40,000
Other assets	6,500	6,500

Total assets	$211,735	$173,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$55,495	$100,594
Note payable - related party	37,500	37,500
Convertible notes payable	72,000	-
Notes payable	25,000

Total current liabilities	189,995	138,094

Shareholders' equity (deficit):
Common stock, $.001 par value; 60,000,000 shares authorized; 35,938,493 and 35,405,588 shares issued and outstanding as of
September 30, 2010 and June 30, 2010, respectively	35,939	35,406
Additional paid-in capital	1,215,808	1,067,128
Deficit accumulated during the development stage	(1,230,007)	(1,067,160)

Total shareholders' equity (deficit)	21,740	35,374

Total liabilities and shareholders' equity	$211,735	$173,468

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			August 22,
			2008
			(Inception) to
	Three Months Ended September 30,		September 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Professional fees	75,102	22,275	406,010
Licensing fees	64,130	-	64,130
General and administrative	13,983	160	64,219
Marketing	11,750	-	23,489
Expense of reverse merger	1,345	-	621,385

Loss from operations	166,310	22,435	1,179,233

Other income (expense):
Interest income	4,578	-	14,022
Interest expense	(1,115)	-	(64,796)

Total other income (expense)	3,463	-	(50,774)

Net loss	$(162,847)	$(22,435)	$(1,230,007)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.08)

Weighted average common shares outstanding -
basic and diluted	35,811,059	3,000,000	14,649,567

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, August 22, 2008 (inception)	-	$-	$-	$-	$-
Issuance of common stock
upon formation	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	(67,103)	(67,103)

Balance, June 30, 2009	1,000,000	1,000	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	4,000
Common stock issued for
intangible asset	1,500,000	1,500	1,000	-	2,500
Common stock issued for
conversion of notes payable	683,197	683	512,998	-	513,681
Effect of reverse merger	26,766,391	26,767	59,546	-	86,313
Common stock issued in
connection with reverse merger	1,456,000	1,456	493,584	-	495,040
Net loss	-	-	-	(1,000,057)	(1,000,057)

Balance, June 30, 2010	35,405,588	35,406	1,067,128	(1,067,160)	35,374
Common stock issued for services	532,905	533	148,680	-	149,213
Net loss	-	-	-	(162,847)	(162,847)

Balance, September 30, 2010	35,938,493	$35,939	$1,215,808	$(1,230,007)	$21,740

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 22,
			2008
			(Inception) to
	Three Months Ended September 30,		September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(162,847)	$(22,435)	$(1,230,007)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	300		300
Common stock issued for services	149,213	-	149,213
Amortization of deferred financing costs	-	-	50,000
Issuance of common stock for interest	-	-	13,681
Cash based expense for reverse merger	-	-	125,000
Issuance of common stock for reverse merger	-	-	495,040
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,578)	-	(20,972)
Accounts payable and other accrued expenses	(45,099)	-	54,505

Net cash used in operating activities	(68,011)	(22,435)	(363,240)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(5,265)
Software development costs	(25,400)	-	(65,400)
Acquisition deposits	(15,000)	-	(85,000)
Cash paid for reverse merger	-	-	(87,500)

Net cash used in investing activities	(40,400)	-	(243,165)

Cash flows from financing activities:
Proceeds from notes payable	25,000	-	25,000
Proceeds from convertible notes payable	72,000	-	572,000
Borrowings from related parties	-	-	88,992
Repayment of related party payables	-	-	(1,689)
Proceeds from sale of common stock	-	2,153	5,000
Fees paid for financing costs	-	-	(50,000)

Net cash provided by financing activities	97,000	2,153	639,303

Increase (decrease) in cash and cash equivalents	(11,411)	(20,282)	32,898
Cash and cash equivalents, beginning of period	44,309	21,889	-

Cash and cash equivalents, end of period	$32,898	$1,607	$32,898

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization of Business and Basis of Presentation

Youchange, Inc. was incorporated in the state of Arizona on August 22, 2008. It was organized as a “GreenTech” venture to purchase used consumer electronics, then refurbish and resell them.  It is also an electronic waste (“eWaste”) company dedicated to responsibly recycling end of use consumer electronics.  On March 30, 2010, Youchange, Inc. and BlueStar Financial Group, Inc. (“BSFG”), a Nevada corporation and publicly traded shell company at such time, completed a merger transaction (referred to as the “reverse merger” throughout this filing), which is described in further detail below and in our Form 10-K filing for the year ended June 30, 2010, and resulted in Youchange, Inc. shareholders obtaining control of BSFG. The surviving publicly traded entity following the reverse merger transaction changed its name to “YouChange Holdings Corp” during May 2010.  The terms “Youchange”, “we”, “us”, “our” or the “Company” refer to YouChange Holdings Corp and its consolidated subsidiary, Youchange, Inc., following the date of the merger transaction, and to Youchange, Inc. prior to the date of the reverse merger transaction. Our fiscal year end is June 30.

For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction, and consequently the assets and liabilities and the historical operations reflected in these condensed consolidated financial statements are those of Youchange, Inc. and are recorded at the historical cost basis of Youchange, Inc.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Youchange.

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

These Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these Unaudited Condensed Consolidated Financial Statements are consistent with those followed in our annual consolidated financial statements for the year ended June 30, 2010, as filed on Form 10-K. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended June 30, 2010. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reverse Merger with BSFG

On March 15, 2010, BSFG and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Youchange, Inc. The Merger Agreement and the acquisition agreed to therein was closed on March 30, 2010.  At the closing of the reverse merger, Youchange, Inc. merged into Merger Sub, with Youchange, Inc. as the surviving entity. At the time the Merger Agreement was executed, Jeffrey Rassás and Richard Papworth, currently our Chief Executive Officer and Chief Financial Officer, respectively, and directors of the Company, were directors and officers of both BSFG and Youchange, Inc. BSFG acquired all 7,183,197 of the issued and outstanding common shares of Youchange Inc. from Youchange Inc. shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  Youchange, Inc. shareholders received three shares of BSFG Common Stock for each share of Youchange, Inc.  These figures included 2,049,591 shares of BSFG Common Stock issued to the former note holders of Youchange, Inc. whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681 was converted into 683,197 shares of Youchange, Inc. common stock immediately prior to the reverse merger. As a result of the reverse merger there are a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders hold 61%. Additionally, following the completion of the reverse merger, we issued 1,456,000 shares of our common stock to the sellers of BSFG.

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

Recently Issued Accounting Pronouncements

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  – (Continued)

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

2. Significant Accounting Policies

Earnings Per Share Information

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of outstanding Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible securities using the if-converted method. Basic and diluted loss per share were the same for all periods reported as there were net losses attributable to common shareholders for all periods reported.

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

In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.  Had the Company’s convertible debt and related accrued interest been converted on September 30, 2010, a total of 292,460 common shares would have been issued.

3. Letter of Intent for the Acquisition of Feature Marketing, Inc.

The Company has entered into a binding letter of intent with Feature Marketing, Inc. (“Feature Marketing”), a leading buyer/seller of wholesale computer equipment. As of September 30, 2010, we had advanced $85,000 in the form of acquisition deposits towards the purchase of Feature Marketing.  Of these deposits, $50,000 are secured by the assets of Feature Marketing, are supported by a promissory note from Feature Marketing and are refundable to us should this transaction fail to close.  These deposits bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling $11,972 relative to these deposits for the period from August 22, 2008 (inception) to September 30, 2010, of which $4,578 was recognized during the three months ended September 30, 2010.  The total purchase price for Feature Marketing contemplated under the terms of the letter of intent is $1,200,000, which is payable in $200,000 of cash and $1,000,000 of our common stock.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  – (Continued)

4. Common Stock

Our authorized common stock consists of 60,000,000 shares of common stock with a par value of $.001 The following summarizes our common stock activity for the period from August 22, 2008 (inception) to the completion of the reverse merger on March 30, 2010:

•	Upon formation on August 22, 2008, Youchange, Inc. issued 1,000,000 of its common shares to its founder and Chief Executive Officer, Jeffrey Rassás, in exchange for $1,000.

•
During fiscal 2010, Youchange, Inc. issued an additional 4,000,000 of its common shares to unrelated entities in exchange for $4,000 (except for 40,000 of these shares, which were issued to an officer / director).

•
During fiscal 2010, Youchange, Inc. issued 1,500,000 shares of its common stock to Mr. Rassás in exchange for certain intangible assets related to the youchange.com domain. This transaction was valued at $2,500.  Although it may require renewal from time-to-time, this intangible asset has an indefinite life and accordingly is not being amortized.

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

In conjunction with the reverse merger, the Company issued 1,456,000 shares of its common stock as partial compensation for the purchase of BSFG.  The shares were valued at $.34 per share, which was the closing stock price on March 30, 2010.  The total fair value of these common shares of $495,040 was expensed as an acquisition cost.

As a result of the reverse merger there are a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders hold 61%. For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction.

During the first quarter of fiscal 2011, we issued common shares for the following transactions:

•
During July 2010, we entered into a one-year consulting agreement with Naser Ahmad to provide services as Chief Technology Officer, and issued 333,333 shares of our common stock to Mr. Ahmad as compensation for such services. The term of this agreement is from January 1, 2010 to December 31, 2010. As of June 30, 2010, we had accrued $60,000 of compensation for Mr. Ahmad, which was paid by way of the issuance of one half of these shares.  We recognized $33,333 of expense during July 2010 for the remaining one half of the 333,333 total shares issued to Mr. Ahmad, which was recognized as professional fees and was based on the stock price of $0.28 per share as of the date the shares were issued.

•
During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  We issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $60,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares after the one year anniversary of this agreement valued at $30,000.  We expensed $54,130 as general and administrative expense for the issuance of the 193,322 shares of common stock during July 2010, which is based on a stock price of $0.28 per share at the time the shares were issued.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  – (Continued)

•
During July, 2010, we issued 6,250 common shares in exchange for public relations services. We expensed $1,750 as general and administrative expense for the issuance of these shares, which is based on a stock price of $0.28 per share at the time the shares were issued.

5. Short Term Note Payable to BSFG

On January 1, 2010, Youchange, Inc. entered into a $75,000 note payable agreement with the previous shareholders of BSFG, which, together with a $50,000 cash payment and the issuance of 1,456,000 common shares following the reverse merger, was used to complete the reverse merger with BSFG. The payable was due in two equal installments, which were due on April 1, 2010 and June 30, 2010.  In the event we failed to pay the first installment in full, under the terms of the agreement, the entire balance would accrue interest at 9.0% per annum retroactive from January 1, 2010. We may pay this interest penalty in cash or stock at a price of $0.05 per share, at our option.  The first payment of $37,500 was paid when due on April 1, 2010; however, we have not made the second payment as of the date of this filing.

6. Convertible Notes Payable

•
During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.  Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note.

•
During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note.

•
During September 2010, we issued a $22,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and bears interest at a rate of 8.0% per annum. The note and any accrued interest may be converted at any time, at the discretion of the Holder to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note.

7. Note Payable

During September 2010, we raised $25,000 from the issuance of a non-convertible note to an unrelated, accredited third party.  The note matures 61 days from the date of issue and bears interest at a rate of 12.0% per annum.  Additionally, the Company has the right to extend the maturity of the note an additional 30 days if it so chooses.

8. Professional Fees

Included in professional fees on the accompanying statements of operations is $69,300, $11,000 and $274,300 for the three months ended September 30, 2010 and 2009 and the period from August 22, 2008 (inception) to September  30, 2010, respectively, relative to three of the Company’s officers. As of September 30, 2010, $24,000 is due to the officers for these professional fees, and is included in accounts payable and other accrued expenses on the accompanying Consolidated Balance Sheet.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  – (Continued)

9. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Developments

Youchange, Inc. was incorporated in the state of Arizona on August 22, 2008. It was organized as a “GreenTech” venture to purchase used consumer electronics, then refurbish and resell them.  It is also an electronic waste (“eWaste”) company dedicated to responsibly recycling end of use consumer electronics.  On March 30, 2010, Youchange, Inc. and BlueStar Financial Group, Inc. (“BSFG”), a Nevada corporation and publicly traded shell company at such time, completed a merger transaction (referred to as the “reverse merger” throughout this filing), which is described in further detail below and in our Form 10-K filing for the year ended June 30, 2010, and resulted in Youchange, Inc. shareholders obtaining control of BSFG. The surviving publicly traded entity following the reverse merger transaction changed its name to “YouChange Holdings Corp” during May 2010.  The terms “youchange”, “we”, “us”, “our” or the “Company” refer to YouChange Holdings Corp and its consolidated subsidiary, Youchange, Inc., following the date of the merger transaction, and to Youchange, Inc. prior to the date of the reverse merger transaction. Our fiscal year end is June 30.

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

Reverse Merger with BSFG

On March 15, 2010, BSFG and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Youchange, Inc.  The Merger Agreement and the acquisition agreed to therein, was closed on March 30, 2010.  At the closing of the reverse merger, Youchange, Inc. merged into Merger Sub, with Youchange, Inc. as the surviving entity.  At the time the Merger Agreement was executed, Jeffrey Rassás and Richard Papworth, currently our Chief Executive Officer and Chief Financial Officer, respectively, and directors of the Company, were directors and officers of both BSFG and Youchange, Inc.  BSFG acquired all 7,183,197 of the issued and outstanding common shares of Youchange, Inc. from Youchange, Inc. shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  Youchange, Inc. shareholders received three shares of BSFG common stock for each share of Youchange, Inc. common stock.  These figures included 2,049,591 shares of BSFG Common Stock issued to the former note holders of Youchange, Inc. whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681 was converted into 683,197 shares of Youchange, Inc. common stock immediately prior to the reverse merger. There are no agreements among the former Youchange, Inc. shareholders regarding their holdings of our Common Stock.  As a result of the reverse merger there are a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders hold 61%.

Letter of Intent for the Acquisition of Feature Marketing, Inc.

The Company has entered into a binding letter of intent with Feature Marketing, Inc. (“Feature Marketing”), a leading buyer/seller of wholesale computer equipment. As of September 30, 2010, we had advanced $85,000 in the form of acquisition deposits towards the purchase of Feature Marketing.  Of these deposits, $50,000 are secured by the assets of Feature Marketing, are supported by a promissory note from Feature Marketing and are refundable to us should this transaction fail to close.  These deposits bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling $11,972 relative to these deposits for the period from August 22, 2008 (inception) to September 30, 2010, of which $4,578 was recognized during the three months ended September 30, 2010. The total purchase price for Feature Marketing contemplated under the terms of the letter of intent is $1,200,000, which is payable in $200,000 of cash and $1,000,000 of our common stock.

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of long-lived assets and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies (refer to the Notes to Condensed Consolidated Financial Statements contained elsewhere in this annual report), the following may involve a higher degree of judgment and complexity:

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Condensed Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Condensed Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Condensed Consolidated Statements of Operations. As of September 30, 2010, the Company has established a full valuation allowance for all deferred tax assets.

As of September 30, 2010, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Operating Results

The following table summarizes our operating results for the periods presented below:
			Period from
			August 22,
			2008
			(Inception) to
	Three Months Ended September 30,		September 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Professional fees	75,102	22,275	406,010
Licensing Fees	64,130	-	64,130
General and administrative	13,983	160	64,219
Marketing	11,750	-	23,489
Expense of reverse merger	1,345	-	621,385

Loss from operations	$166,310	$22,435	$1,179,233

We are a development stage enterprise and accordingly have not recognized any revenue to the date of this filing.

Professional fees were $75,100, $22,300 and $406,000 for the three months ended September 30, 2010 and 2009 and the period from August 22, 2008 (inception) to September 30, 2010, respectively.  Professional fees include fees incurred for our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer of $69,300, $11,000 and $274,300 for these periods, respectively.  Also included in professional fees are legal and auditing fees.

General and administrative expense was $14,000, $200 and $64,200 for the three months ended September 30, 2010 and 2009 and the period from August 22, 2008 (inception) to September 30, 2010, respectively.  These expenses primarily consist of facility rent, travel, computer, network and internet costs.

Marketing expense was $11,800, $0 and $23,500 for the three months ended September 30, 2010 and 2009 and the period from August 22, 2008 (inception) to September 30, 2010, respectively.  Marketing related costs relate primarily to press releases and other public relations efforts.

As described above, during March 2010, we completed a reverse merger transaction.  We incurred $125,000 of cash based expense for this transaction, of which, $37,500 remains to be paid as of September 30, 2010, and $495,040 for shares issued in connection with this transaction.

We recognized other income (expense) of $3,500, $0 and $(50,800) three months ended September 30, 2010 and 2009 and the period from August 22, 2008 (inception) to September 30, 2010, respectively.  Since inception, other expense primarily relates to interest expense of $64,800, which relates to:  (i) $50,000 for the amortization of deferred financing costs; (i)  $13,681 for interest on convertible notes that were converted prior to the reverse merger on March 30, 2010 and $1,100 for interest on convertible and non-convertible notes that were issued during the first quarter of fiscal 2011.  Other income relates to interest income.

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

Liquidity and Capital Resources

As of September 30, 2010, we had $32,900 of cash and cash equivalents and negative working capital of $(140,100).  Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.  We must raise cash to cover these expenses and implement our business plan. We estimate that we must raise a minimum of $0.4 million in order to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If we do not raise at least $1.5 million, we will be unable to establish a base of operations, without which we will be unable to execute our current business plan.  The Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. During the first quarter of fiscal 2011, we have raised a total of $97,000, which is described in further detail below. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

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

During the first quarter of fiscal 2011, we raised a total of $97,000 through the following transactions:

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

•
During September 2010, we issued a $22,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and bears interest at a rate of 8.0% per annum. The note and any accrued interest may be converted at any time, at the discretion of the Holder, to shares of our common stock at a rate of $0.25 per share.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Cash used in operating activities was $68,000, $22,400 and $363,200 for the three months ended September 30, 2010 and 2009 and the period from August 22, 2008 (inception) to September 30, 2010, respectively.  Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs.  We expect our operating activities will require additional cash in the future until we are able to exit the development stage, commence our planned operations and generate revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $40,400, $0 and $243,200 for the three months ended September 30, 2010 and 2009 and the period from August 22, 2008 (inception) to September 30, 2010, respectively.  Cash used in investing activities for the three months ended September 30, 2010 primarily relates to cash used for the development of our proprietary business platform and advances towards the acquisition of Feature Marketing, which is described more fully above. Cash used in investing activities for the period from August 22, 2010 (inception) to September 30, 2010 also includes cash used for our reverse merger transaction in March 2010, which is discussed more fully above.

Cash Flows from Financing Activities

Cash provided by financing activities was $97,000, $2,200 and $639,300 for the three months ended September 30, 2010 and 2009 and the period from August 22, 2008 (inception) to September 30, 2010, respectively.  Cash provided by financing activities for the three months ended September 30, 2010 relates to various convertible and non-convertible note agreements entered into, which are described further above.  Cash provided by financing activities for the three months ended September 30, 2009 relates to the sale of stock via subscription.   Cash provided by financing activities for the period from August 22, 2010 (inception) to September 30, 2010 also includes proceeds from the issuance of $500,000 of convertible notes, which were converted to common shares prior to the reverse merger on March 30, 2010.

New Accounting Pronouncements

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal 2011, we issued common shares for the following transactions:

•
During July 2010, we entered into a one-year consulting agreement with Naser Ahmad to provide services as Chief Technology Officer, and issued 333,333 shares of our common stock to Mr. Ahmad as compensation for such services. The term of this agreement is from January 1, 2010 to December 31, 2010. As of June 30, 2010, we had accrued $60,000 of compensation for Mr. Ahmad, which was paid by way of the issuance of one half of these shares.  We recognized $33,333 of expense during July 2010 for the remaining one half of the 333,333 total shares issued to Mr. Ahmad, which was recognized as professional fees and was based on the stock price of $0.28 per share at the time the agreement was entered into.

•
During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  We issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $60,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares after the one year anniversary of this agreement valued at $30,000.  We expensed $54,100 as general and administrative expense for the issuance of the 193,322 shares of common stock during July 2010, which is based on an average stock price of $0.28 per share per the terms of the licensing agreement.

•
During July, 2010, we issued 6,250 common shares in exchange for public relations services. We expensed $1,750 as general and administrative expense for the issuance of these shares, which is based on a stock price of $0.28 per share at the time the shares were issued.

Item 3. Defaults Upon Senior Securities

On January 1, 2010, Youchange, Inc. entered into a $75,000 note payable agreement with the previous shareholders of BSFG, which, together with a $50,000 cash payment and the issuance of 1,456,000 common shares following the reverse merger, was used to complete the reverse merger with BSFG. The payable was due in two equal installments, which are due on April 1, 2010 and June 30, 2010.  The first payment of $37,500 was paid when due on April 1, 2010; however, we have not made the second payment as of the date of this filing.  We have received a verbal waiver of the default from the note holders.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

No	Exhibit
2.1	Agreement and Plan of Merger dated March 15, 2010 (Filed as an Exhibit to Form 8-K filed March 22, 2010 and incorporated herein by reference)
3.1	Articles of Incorporation (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
3.2	Amendment to Articles of Incorporation (Filed as an Exhibit to Form 14C Definitive Information Statement filed on May 28, 2010 and incorporated herein by reference)
3.3	By-laws (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUCHANGE HOLDINGS CORP
Date: November 15, 2010	By:	/s/ JEFFREY I. RASSÁS
Jeffrey I. Rassás
Chief Executive Officer and Director
	By:	/s/ Richard A. Papworth
Richard A. Papworth
Chief Financial Officer and Director