Form 10-Q
period 2010-12-31
YouChange Holdings Corp
filed 2011-03-08
CIK 1442236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).
Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]     No [x]

The number of Common Shares of the Registrant outstanding as of March 1, 2011 was 36,385,470.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010		2
Unaudited Condensed Consolidated Statements of Operations for the Three
and Six Months Ended December 31, 2010 and 2009 and for the Period From
August 22, 2008 (Inception) to December 31, 2010.		3
Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity (Deficit)
for the Period from August 22, 2008 (Inception) to December 31, 2010		4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six
Months Ended December 31, 2010 and 2009 and for the Period From
August 22, 2008 (Inception) to December 31, 2010		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Removed and Reserved	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$49,383	$44,309
Prepaid expenses and other current assets	16,117	7,394

Total current assets	65,500	51,703

Advances to Feature Marketing	110,000	70,000
Property and equipment - net	4,665	5,265
Capitalized software costs	89,400	40,000
Other assets	6,500	6,500

Total assets	$276,065	$173,468

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued expenses	$86,164	$100,594
Note payable - related party	37,500	37,500
Convertible notes payable	75,000	-

Total current liabilities	198,664	138,094
Convertible notes payable, net of discount of $25,359 and nil as of
December 31, 2010 and June 30, 2010, respectively	132,641	-

Total liabilities	331,305	138,094

Shareholders' equity (deficit):
Common stock, $.001 par value; 60,000,000 shares authorized; 36,385,470 and 35,405,588 shares issued and outstanding as of
December 31, 2010 and June 30, 2010, respectively	36,386	35,406
Additional paid-in capital	1,389,711	1,067,128
Deficit accumulated during the development stage	(1,481,337)	(1,067,160)

Total shareholders' equity (deficit)	(55,240)	35,374

Total liabilities and shareholders' equity (deficit)	$276,065	$173,468

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					August 22,
					2008
					(Inception)
					to
	Three Months Ended		Six Months Ended		December
	December 31,		December 31,		31,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	161,570	67,087	236,672	89,362	567,580
Salaries and wages	48,760	-	48,760	-	48,760
Licensing fees	15,000	-	79,130	-	79,130
General and administrative	14,592	6,965	29,920	7,125	80,156
Marketing	6,263	22,500	18,013	22,500	29,752
Expense of reverse merger	-	-	-	-	620,040

Loss from operations	246,185	96,552	412,495	118,987	1,425,418

Other income (expense):
Interest income	4,050	1,394	8,628	1,394	18,072
Interest expense	(9,195)	(3,193)	(10,310)	(3,193)	(73,991)

Total other income (expense)	(5,145)	(1,799)	(1,682)	(1,799)	(55,919)

Net loss	$(251,330)	$(98,351)	$(414,177)	$(120,786)	$(1,481,337)

Basic and diluted net loss
per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.09)

Weighted average common shares
outstanding - basic and diluted	36,059,954	14,382,456	35,935,506	10,770,645	16,983,374

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
			Additional	During the	Shareholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 22, 2008 (inception)	-	$-	$-	$-	$-
Issuance of common stock
upon formation	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	(67,103)	(67,103)

Balance, June 30, 2009	1,000,000	1,000	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	4,000
Common stock issued for
intangible asset	1,500,000	1,500	1,000	-	2,500
Common stock issued for
conversion of notes payable	683,197	683	512,998	-	513,681
Effect of reverse merger	26,766,391	26,767	59,546	-	86,313
Common stock issued in
connection with reverse merger	1,456,000	1,456	493,584	-	495,040
Net loss	-	-	-	(1,000,057)	(1,000,057)

Balance, June 30, 2010	35,405,588	35,406	1,067,128	(1,067,160)	35,374
Common stock issued for services	979,882	980	291,266	-	292,246
Beneficial conversion feature	-	-	31,317	-	31,317
Net loss	-	-	-	(414,177)	(414,177)

Balance, December 31, 2010	36,385,470	$36,386	$1,389,711	$(1,481,337)	$(55,240)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 22,
			2008
			(Inception) to
	Six Months Ended December 31,		December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(414,177)	$(120,786)	$(1,481,337)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	600	-	600
Common stock issued for services	292,246	-	292,246
Amortization of debt discount and
deferred financing costs	5,958	-	55,958
Issuance of common stock for interest	-	-	13,681
Cash based expense for reverse merger	-	-	125,000
Issuance of common stock for reverse merger	-	-	495,040
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,723)	(51,394)	(20,117)
Accounts payable and other accrued expenses	(14,430)	15,693	85,174

Net cash used in operating activities	(138,526)	(156,487)	(433,755)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(5,265)
Software development costs	(49,400)	-	(89,400)
Advances to Feature Marketing	(40,000)	(50,000)	(110,000)
Cash paid for reverse merger	-	-	(87,500)

Net cash used in investing activities	(89,400)	(50,000)	(292,165)

Cash flows from financing activities:
Proceeds from notes payable	-	-	500,000
Proceeds from convertible notes payable	233,000	225,000	233,000
Borrowings from related parties	-	-	88,992
Repayment of related party payables	-	(1,693)	(1,689)
Proceeds from sale of common stock	-	4,960	5,000
Fees paid for financing costs	-	-	(50,000)

Net cash provided by financing activities	233,000	228,267	775,303

Increase in cash and cash equivalents	5,074	21,780	49,383
Cash and cash equivalents, beginning of period	44,309	21,889	-

Cash and cash equivalents, end of period	$49,383	$43,669	$49,383

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization of Business and Basis of Presentation

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

We were organized as a software and services venture in the Green Technology (“GreenTech”) sector to develop a leading social movement to focus on the elimination of electronic waste (“eWaste”) in the United States, which includes any used, obsolete end-of-life consumer electronics and computer devices.  The software includes a destination website, www.youchange.com, where users can join and refer friends to learn about the problem of electronic waste through content, blogs and forums.  Site members are encouraged to take action through the turn-over and sale of their end-of-life, used or obsolete electronics, which reduces the risk of adding to the waste stream.  Members access the youchange calculator and offer database through www.youchange.com and by answering a series of questions, may receive a real-time cash and/or reward points offer. Initially, reward points collected by members may be used to exchange for other items  in the “Shop Green” area of the youchange.com website, which is an online marketplace where points can be exchanged for product. In addition to the youchange.com website, users can join and learn about local events and electronic collection drives through youchange Facebook, Twitter and Linked-In social media pages.  The local electronic collection events play an important part of the youchange strategy and are done in partnership with local sports teams, businesses and charity groups.  Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking though the complete handling cycle of all electronics collected.  In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange.  Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected from these activities facilitating the sustainability objectives by extending the lifecycle and keeping the items from the electronic waste stream.  Once developed and launched youchange intends to charge a licensing fee for the use of the eTS software and services application.

The Company has realized no revenues from its planned business purpose to the date of this filing and currently has limited operations.  Accordingly, the Company is considered to be in the development stage. The Company has been in the development stage since its formation.  The Company has devoted its efforts to business planning and development and has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include carrying amounts of long-lived assets, deferred financing costs and deferred taxes.

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of outstanding Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible securities using the if-converted method. Basic and diluted loss per share were the same for all periods reported as there were net losses attributable to common shareholders for all periods reported, and thus all potentially dilutive securities were antidilutive.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) as a last resort, seeking out and completing a merger with another company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Feature Marketing Acquisition

Effective December 31, 2010, we entered into a Share Exchange Agreement (the "Exchange Agreement") with Feature Marketing, Inc. (“Feature Marketing”) an Arizona corporation.  The Exchange Agreement provided for the acquisition of all issued and outstanding shares of Feature Marketing in exchange for 3,030,303 shares of our common stock and $200,000 of cash. Feature Marketing owns and operates a computer and consumer electronics refurbishment center based in Scottsdale, Arizona, which we intended to integrate with our planned operations.

Subsequent to the completion of the acquisition, on February 25, 2011, the Company and Feature Marketing entered into a Rescission Agreement that provided for the rescission of the acquisition as of December 31, 2010, so that from an economic standpoint, the acquisition never occurred and all applicable shares were never exchanged. Accordingly, the financial position and results of Feature Marketing have not been, and are never expected to be, consolidated with those of the Company. The Company believes the rescission of this transaction was in its best interests based on the discovery of a mutual mistake and impossibility to perform under the agreement, which was not contemplated by either party.

The Company is currently in discussions with Feature Marketing regarding a joint venture or other strategic alliance in lieu of the acquisition, as well as repayment of amounts previously advanced towards the acquisition.  As of December 31, 2010 these previous advances totaled $110,000, which are secured by the assets of Feature Marketing and is supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $16,000 relative to these deposits for the period from August 22, 2008 (inception) to December 31, 2010.

3. Common Stock

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As described in more detail above, on March 30, 2010, BSFG acquired all 7,183,197 of the issued and outstanding common shares of Youchange, Inc. from Youchange, Inc. shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  Youchange, Inc. shareholders received three shares of BSFG Common Stock for each share of Youchange, Inc.

In conjunction with the reverse merger, the Company issued 1,456,000 shares of its common stock as partial compensation for the purchase of the BSFG.  The shares were valued at $0.34 per share, which was the closing stock price on March 30, 2010.  The total fair value of these common shares of $495,040 was expensed as an acquisition cost.

As a result of the reverse merger there are a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders hold 61%. For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction.

During the first six months of fiscal 2011, we issued common shares for the following transactions:

•
During July 2010, we entered into a one-year consulting agreement with Naser Ahmad to provide services as Chief Technology Officer, and issued 333,333 shares of our common stock to Mr. Ahmad as compensation for such services. The term of this agreement is from January 1, 2010 to December 31, 2010. As of June 30, 2010, we had accrued $60,000 of compensation for Mr. Ahmad, which was paid by way of the issuance of one half of these shares.  We recognized the remaining $33,333 of expense during July 2010 for the 333,333 total shares issued to Mr. Ahmad, which was recorded as professional fees.

•
During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  We issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $60,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares after the one year anniversary of this agreement valued at $30,000.  We expensed $54,130 as general and administrative expense for the issuance of the 193,322 shares of common stock during July 2010.

•	During July 2010, we issued 6,250 common shares in exchange for public relations services. We expensed $1,750 as general and administrative expense for the issuance of these shares.

•	During December 2010, we issued 56,352 common shares to vendors for services rendered. We expensed $18,033 as general and administrative expense for the issuance of these shares.

•
During December 2010, we entered into a one year consulting agreement with Mary Juetten to provide services as Chief Operating Officer of YouChange, Inc. and issued 390,625 shares of our common stock to Ms. Juetten as compensation for such services.  The term of this agreement is from October 1, 2010 to September 30, 2011.  We recognized $125,000 of expense in December 2010 for the issuance of these shares, which was recorded as professional fees.

4. Short Term Note Payable to BSFG

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Convertible Notes Payable

The following summarizes our currently outstanding convertible notes payable:

•
During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.  Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note.  As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

•
During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

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

•
During September 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures 61 days from the date of issue and bears interest at a rate of 8.0% per annum. The Company has the right to extend the maturity of this note an additional 30 days. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,500 for this convertible note. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 12.0%.

•
During October 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share.

•
During November 2010, we issued a $13,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $1,083 for this convertible note.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
During December 2010, we issued an $8,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $1,334 for this convertible note.

•
During December 2010, we issued a $90,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note is secured by all of the assets of the Company, matures two years from the date of issuance and may be accelerated if the Company raises $1.0 million in private financing before the maturity date.  The note bears interest at a rate of 12.0% per annum and is convertible at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Unpaid accrued interest is convertible at any time, at the discretion of the investor, to shares of our common stock, with the conversion rate equal to the average closing price of our common stock for the ten days preceding such conversion.  Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $23,400 for this convertible note.

As of December 31, 2010, the convertible notes payable and associated accrued interest described above are convertible into a total of approximately 918,000 common shares.

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Subsequent to December 31, 2010, we raised an additional $12,500 under a convertible note with the spouse of an officer of the Company.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share.

6. Professional Fees

Included in professional fees on the accompanying Condensed Statements of Operations are charges relative to four of the Company’s officers of $125,000 and $38,500 for the three months ended December 31, 2010 and 2009, respectively, $194,300 and $49,500 for the six months ended December 31, 2010 and 2009, respectively, and $399,300 for the period from August 22, 2008 (inception) to December 31, 2010.  As of December 31, 2010, $24,000 is due to the officers for these professional fees, which is included in accounts payable and other accrued expenses on the accompanying condensed consolidated balance sheet.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Commitments and Contingencies

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

Other

During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  As described elsewhere herein, we issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $60,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares after the one year anniversary of this agreement valued at $30,000.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows:
			Period from
			August 22,
			2008
			(Inception) to
	Six Months Ended December 31,		December 31,
	2010	2009	2010
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Supplemental disclosure of non-cash investing and
financing activities:
Beneficial conversion feature	31,317	-	31,317
Conversion of notes payable to common stock	-	-	500,000
Common stock issued for intangible asset	-	-	2,500
Effect of reverse merger	-	-	86,313
Reverse merger costs financed with note payable	-	-	75,000
Issuance of 1,000,000 shares of common stock for a note	-	-	1,000

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

We were organized as a software and services venture in the Green Technology (“GreenTech”) sector to develop a leading social movement to focus on the elimination of electronic waste (“eWaste”) in the United States, which includes any used, obsolete end-of-life consumer electronics and computer devices.  The software includes a destination website, www.youchange.com, where users can join and refer friends to learn about the problem of electronic waste through content, blogs and forums.  Site members are encouraged to take action through the turn-over and sale of their end-of-life, used or obsolete electronics, which reduces the risk of adding to the waste stream.  Members access the youchange calculator and offer database through www.youchange.com and by answering a series of questions, may receive a real-time cash and/or reward points offer. Initially, reward points collected by members may be used to exchange for other items  in the “Shop Green” area of the youchange.com website, which is an online marketplace where points can be exchanged for product. In addition to the youchange.com website, users can join and learn about local events and electronic collection drives through youchange Facebook, Twitter and Linked-In social media pages.  The local electronic collection events play an important part of the youchange strategy and are done in partnership with local sports teams, businesses and charity groups.  Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking though the complete handling cycle of all electronics collected.  In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange.  Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected from these activities facilitating the sustainability objectives by extending the lifecycle and keeping the items from the electronic waste stream.  Once developed and launched youchange intends to charge a licensing fee for the use of the eTS software and services application.

The Company has realized no revenues from its planned business purpose to the date of this filing and currently has limited operations.  Accordingly, the Company is considered to be in the development stage. The Company has been in the development stage since its formation.  The Company has devoted its efforts to business planning and development and has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital.

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

After careful consideration it became clear there could be great benefit to the economic downturn resulting in the liquidation of non-performing leases and used equipment.  It was further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as eWaste and presented a negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and much anticipated GreenTech sector.  It was decided that to fully take advantage and leverage this new market opportunity BSFG would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of GreenTech.  As discussed more fully below, BSFG was successful in locating and merging with Youchange, Inc., a company that had the desired attributes. The youchange management team will lead and execute this new direction that will focus on the eWaste challenge by launching the youchange.com website, software and services application that is expected to include paying and providing reward points to businesses and consumers for their used electronics, refurbishing and recycling through established and certified strategic partners and generating revenue from the sales and reCommerce (resale online) of these products as well as licensing fees for proprietary data.

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

Feature Marketing Acquisition

Effective December 31, 2010, we entered into a Share Exchange Agreement (the "Exchange Agreement") with Feature Marketing, Inc. (“Feature Marketing”) an Arizona corporation.  The Exchange Agreement provided for the acquisition of all issued and outstanding shares of Feature Marketing in exchange for 3,030,303 shares of our common stock and $200,000 of cash. Feature Marketing owns and operates a computer and consumer electronics refurbishment center based in Scottsdale, Arizona, which we intended to integrate with our planned operations.

Subsequent to the completion of the acquisition, on February 25, 2011 the Company and Feature Marketing entered into a Rescission Agreement that provided for the rescission of the acquisition as of December 31, 2010, so that from an economic standpoint, the acquisition never occurred and all applicable shares were never exchanged. Accordingly, the financial position and results of Feature Marketing have not been, and are never expected to be, consolidated with those of the Company. The Company believes the rescission of this transaction was in its best interests based on the discovery of a mutual mistake and impossibility to perform under the agreement, which was not contemplated by either party.

The Company is currently in discussions with Feature Marketing regarding a joint venture or strategic alliance in lieu of the acquisition, as well as amounts previously advanced towards the acquisition.  As of December 31, 2010 these previous advances totaled $110,000, which are secured by the assets of Feature Marketing and is supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $16,000 relative to these deposits for the period from August 22, 2008 (inception) to December 31, 2010.

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of long-lived assets, deferred financing costs and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies (refer to the Notes to the Condensed Consolidated Financial Statements contained elsewhere in this quarterly report), the following may involve a higher degree of judgment and complexity:

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Condensed Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Condensed Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Condensed Consolidated Statements of Operations. As of December 31, 2010, the Company has established a full valuation allowance for all net deferred tax assets.

As of December 31, 2010, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Operating Results

The following table summarizes our operating results for the periods presented below:
					Period from
					August 22,
					2008
	Three Months Ended		Six Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	161,570	67,087	236,672	89,362	567,580
Salaries and wages	48,760	-	48,760	-	48,760
Licensing fees	15,000	-	79,130	-	79,130
General and administrative	14,592	6,965	29,920	7,125	80,156
Marketing	6,263	22,500	18,013	22,500	29,752
Expense of reverse merger	-	-	-	-	620,040

Loss from operations	$246,185	$96,552	$412,495	$118,987	$1,425,418

We are a development stage enterprise for the periods presented above and accordingly, have not recognized any revenue through December 31, 2010.

Professional fees were $161,570 and $67,087 for the three months ended December 31, 2010 and 2009, respectively, $236,672 and $89,362 for the six months ended December 31, 2010 and 2009, respectively, and $567,580 for the period from August 22, 2008 (inception) to December 31, 2010.  Professional fees include fees incurred for our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Chief Operating Officer of $125,000 and $38,500 for the three months ended December 31, 2010 and 2009, respectively, $194,300 and $49,500 for the six months ended December 31, 2010 and 2009, respectively, and $339,300 for the period from August 22, 2008 (inception) to December 31, 2010.  Also included in professional fees are legal, accounting and auditing fees.

Salaries and wages totaled $48,760 for the three months ended December 31, 2010.  Salaries and wages represent amounts paid or accrued to officers and other employees, which commenced during the second quarter of fiscal 2011 as we began to hire staff in the anticipation of executing our business plan.  As of December 31, 2010, we employed two individuals other than our executive officers.

Licensing fees were $15,000 and nil for the three months ended December 31, 2010 and 2009, respectively, $79,130 and nil for the six months ended December 31, 2010 and 2009, respectively, and $79,130 for the period from August 22, 2008 (inception) to December 31, 2010.  Licensing fees relate to the use of a database to support the consumer offer calculator on our website.

General and administrative expense was $14,592 and $6,965 for the three months ended December 31, 2010 and 2009, respectively, $29,920 and $7,125 for the six months ended December 31, 2010 and 2009, respectively, and $80,156 for the period from August 22, 2008 (inception) to December 31, 2010.  These expenses primarily consist of facility rent, travel, computer, network and internet costs.

Marketing expense was $6,263 and $22,500 for the three months ended December 31, 2010 and 2009, respectively, $18,013 and $22,500 for the six months ended December 31, 2010 and 2009, respectively, and $29,752 for the period from August 22, 2008 (inception) to December 31, 2010.  Marketing related costs relate primarily to press releases and other public relations efforts.

As described above, during March 2010, we completed a reverse merger transaction.  We incurred $125,000 of cash based expense for this transaction, of which $37,500 remains to be paid as of December 31, 2010, in addition to recording $495,040 for shares issued in connection with this transaction.

We recognized other expense of $5,145 and $1,799 for the three months ended December 31, 2010 and 2009, respectively, $1,682 and $1,799 for the six months ended December 31, 2010 and 2009, respectively, and $55,919 for the period from August 22, 2008 (inception) to December 31, 2010.  Since inception, other expense primarily relates to interest expense of $73,991, which relates to:  (i) $50,000 for the amortization of deferred financing costs; (ii) $13,681 for interest on convertible notes that were converted prior to the reverse merger on March 30, 2010 and (iii) interest on convertible notes that were issued during the first and second quarters of fiscal 2011 and the amortization of discounts associated with some of these notes.  Other income relates to interest income.

We anticipate that the execution of our business plan will result in a rapid expansion of our operations, which may place a significant strain on our management, financial and other resources.  Youchange’s ability to manage the challenges associated with the expansion of our business and integration of future acquisitions, if any, will depend, among other things, on our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, implement technical information and accounting systems and attract, assimilate and retain qualified management and other personnel. If we fail to effectively manage these issues, we may not be profitable in the near future, or ever.

The difficulties in managing these various business issues will be compounded by a number of unique attributes of our anticipated business operations and business strategy.  Should these and other concepts not perform as expected, youchange’s financial condition and the results of our operations could be materially and adversely affected.

Liquidity and Capital Resources

As of December 31, 2010, we had $49,383 of cash and cash equivalents and negative working capital of $133,164.  Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.  We must raise cash to cover these expenses and implement our business plan.  We estimate that we must raise a minimum of $0.25 million in order to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If we do not raise at least $1.5 million, we will be unable to establish a base of operations, without which we will be unable to execute our current business plan.  The Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. During the first half of fiscal 2011, we have raised a total of $233,000, which is described in further detail below. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

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

We will require capital for key near-term milestones of our business, which we currently believe to include:

•
Acquiring or developing strategic relationships with refurbishment centers in Phoenix, Arizona.  We are currently in discussions with Feature Marketing to develop a relationship to assist in our refurbishment needs; however, we may pursue an acquisition of a different business or relationships with other entities to assist with these needs.

•	Completing certain key modules of eTS and identifying pilot locations at recyclers and/or refurbishment centers.

•	Expanding collection events that are hosted by local businesses, schools and sports teams.

•
Creating the youchange “Ambassadors” program, which we expect will allow us to expand our collection events by recruiting “Ambassadors” to host events that benefit their organizations and collect electronics for youchange.

•	Researching collection methods and equipment to develop permanent drop-off locations with local retailers.

•	Replication of the Phoenix, Arizona youchange model in other cities in the United States once the model is proven in this market.

During the first six months of fiscal 2011, we raised a total of $233,000 through the following transactions:

•
During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.  As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

•
During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

•
During September 2010, we issued a $22,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and bears interest at a rate of 8.0% per annum. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.

•
During September 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures 61 days from the date of issue and bears interest at a rate of 8.0% per annum. The Company has the right to extend the maturity of this note an additional 30 days. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 12.0%.

•
During October 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share.

•
During November 2010, we issued a $13,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share.

•
During December 2010, we issued an $8,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share.

•
During December 2010, we issued a $90,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note is secured by all of the assets of the Company, matures two years from the date of issuance and may be accelerated if the Company raises $1.0 million in private financing before the maturity date.  The note bears interest at a rate of 12.0% per annum and is convertible at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Unpaid accrued interest is convertible at any time, at the discretion of the investor, to shares of our common stock, with the conversion rate equal to the average closing price of our common stock for the ten days preceding the such conversion.

Subsequent to December 31, 2010, we raised an additional $12,500 under a convertible note with the spouse of an officer of the Company.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Cash used in operating activities was $138,526 and $156,487 for the six months ended December 31, 2010 and 2009, respectively, and $433,755 for the period from August 22, 2008 (inception) to December 31, 2010.  Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs.  We expect our operating activities will require additional cash in the future as we commence our planned operations.

Cash Flows from Investing Activities

Cash used in investing activities was $89,400 and $50,000 for the six months ended December 31, 2010 and 2009, respectively, and $292,165 for the period from August 22, 2008 (inception) to December 31, 2010.  Cash used in investing activities for the six months ended December 31, 2010 primarily relates to cash used for the development of our proprietary business platform and cash used for advances to Feature Marketing, which is described more fully above. Cash used in investing activities for the period from August 22, 2010 (inception) to December 31, 2010 also includes cash used for our reverse merger transaction in March 2010, which is discussed more fully above.

Cash Flows from Financing Activities

Cash provided by financing activities was $233,000 and $228,267 for the six months ended December 31, 2010 and 2009, respectively, and $775,303 for the period from August 22, 2008 (inception) to December 31, 2010.  Cash provided by financing activities for the six months ended December 31, 2010 relates to various convertible and non-convertible note agreements entered into, which are described further above.  Cash provided by financing activities for the six months ended December 31, 2009 relates to various convertible notes which were converted to shares of our common stock at the time of the reverse merger on March 30, 2010.   Cash provided by financing activities for the period from August 22, 2010 (inception) to December 31, 2010 also includes proceeds from the issuance of $500,000 of convertible notes, which were converted to common shares prior to the reverse merger on March 30, 2010.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Following the completion of the reverse merger in March 2010, which is discussed more fully elsewhere in this filing, we have made efforts to file all required reports with the SEC. As of the date of this filing, we have improved our disclosure controls and procedures by instituting a more regimented and formal drafting and review process, by both our Chief Executive Officer and Chief Financial Officer, of all documents filed with the SEC, including Form 10-Q and Form 10-K filings, and have engaged additional resources to assist with filings made with the SEC.  We believe these actions have resulted in improvements to our disclosure controls and procedures in future periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended June 30, 2010; however, we have added the following risk factor, which you should consider before deciding to invest in our common stock:

YOUCHANGE HAS RECEIVED A “GOING CONCERN” OPINION FROM ITS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THAT EXPRESSES UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm’s opinion contains an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to our development stage nature and lack of revenues. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital could cause our business to fail.

Our limited operating history makes our future operating results unpredictable rendering it difficult to assess the health of our business or its likelihood of success. The inability to assess these factors could result in a total loss of an investor's investment in youchange.

In the case of an established company in an ongoing market, investors may look to past performance and financial condition to get an indication of the health of the company or its likelihood of success. Our short history, development stage nature  and the evolving nature of the markets in which we plan to focus make it difficult to forecast our revenues, if any, and operating results accurately. We expect this unpredictability to continue into the future.

Youchange could experience operating losses or even a total loss of our business which, as a result of the foregoing factors, would be difficult to anticipate and could thus cause a total loss of capital invested in youchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of fiscal 2011, we issued common shares for the following transactions:

•
During December, 2010, we issued 56,352 common shares to vendors for services rendered.  We expensed $18,033 as general and administrative expense for the issuance of these shares.  This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During December, 2010, we entered into a one year consulting agreement with Mary Juetten to provide services as Chief Operating Officer of YouChange, Inc. and issued 390,625 shares of our common stock to Ms. Juetten as compensation for such services.  The term of this agreement is from October 1, 2010 to September 30, 2011.  We recognized $125,000 of expense in December 2010 for the issuance of these shares, which was recorded as professional fees.  This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

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

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
2.1	Agreement and Plan of Merger dated March 15, 2010 (Filed as an Exhibit to Form 8-K filed March 22, 2010 and incorporated herein by reference)
2.3
Rescission Agreement dated February 25, 2011 by and among youchange,Feature Marketing, and Feature Marketing Shareholders (Filed as an Exhibit to Form 8-K filed February 28, 2011 and incorporated herein by reference).

3.1	Articles of Incorporation (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
3.2	Amendment to Articles of Incorporation (Filed as an Exhibit to Form 14C Definitive Information Statement filed on June 2, 2010 and incorporated herein by reference)
3.3	By-laws (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
10.1	Consulting Agreement with Naser Ahmed dated January 1, 2010
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUCHANGE HOLDINGS CORP
Date: March 8, 2011

	By:	/s/ JEFFREY I. RASSÁS
Jeffrey I. Rassás
Chief Executive Officer and Director

	By:	/s/ Richard A. Papworth
Richard A. Papworth
Chief Financial Officer and Director