Form 10-Q
period 2011-03-31
YouChange Holdings Corp
filed 2011-05-05
CIK 1442236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]     No [x]

The number of Common Shares of the Registrant outstanding as of April 30, 2011 was 37,760,665.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010		2
Unaudited Condensed Consolidated Statements of Operations for the Three
and Nine Months Ended March 31, 2011 and 2010 and for the Period From
August 22, 2008 (Inception) to March 31, 2011		3
Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity (Deficit)
for the Period from August 22, 2008 (Inception) to March 31, 2011		4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended March 31, 2011 and 2010 and for the Period From
August 22, 2008 (Inception) to March 31, 2011		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Removed and Reserved	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$213,675	$44,309
Prepaid expenses and other current assets	21,899	7,394

Total current assets	235,574	51,703

Advances to Feature Marketing	110,000	70,000
Property and equipment - net	4,365	5,265
Capitalized software costs	105,400	40,000
Other assets	6,500	6,500

Total assets	$461,839	$173,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$117,216	$100,594
Note payable - related party	37,500	37,500
Convertible notes payable	75,000	-

Total current liabilities	229,716	138,094
Convertible notes payable, net of discount of $1,981 and nil as of
March 31, 2011 and June 30, 2010, respectively	66,019	-
Convertible notes payable - related party, net of discount of $23,854
and nil as of March 31, 2011 and June 30, 2010, respectively	1,146	-

Total liabilities	296,881	138,094

Shareholders' equity:
Common stock, $.001 par value; 60,000,000 shares authorized; 37,760,665 and 35,405,588 shares issued and outstanding as of
March 31, 2011 and June 30, 2010, respectively	37,761	35,406
Additional paid-in capital	1,760,384	1,067,128
Deficit accumulated during the development stage	(1,633,187)	(1,067,160)

Total shareholders' equity	164,958	35,374

Total liabilities and shareholders' equity	$461,839	$173,468

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					August 22,
					2008
	Three Months Ended		Nine Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Net revenues	$1,320	$-	$1,320	$-	$1,320
Cost of products sold	1,014	-	1,014	-	1,014

Gross profit	306	-	306	-	306

Operating expenses:
Professional fees	75,035	66,502	311,707	155,864	642,615
Salaries and wages	22,352	-	71,112	-	71,112
Licensing fees	-	-	79,130	-	79,130
General and administrative	15,408	14,503	45,328	21,628	95,564
Marketing	15,122	-	33,135	-	44,874
Expense of reverse merger	-	620,040	-	620,040	620,040

Total operating expenses	127,917	701,045	540,412	797,532	1,553,335

Loss from operations	(127,611)	(701,045)	(540,106)	(797,532)	(1,553,029)

Other income (expense):
Interest income	4,858	3,000	13,486	4,394	22,930
Interest expense	(29,097)	(37,988)	(39,407)	(63,681)	(103,088)

Total other expense	(24,239)	(34,988)	(25,921)	(59,287)	(80,158)

Net loss	$(151,850)	$(736,033)	$(566,027)	$(856,819)	$(1,633,187)

Basic and diluted net loss
per common share	$-	$(0.04)	$(0.02)	$(0.06)

Weighted average common shares
outstanding - basic and diluted	36,725,799	18,834,843	36,195,091	13,448,333

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
			Additional	During the	Shareholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, August 22, 2008 (inception)	-	$-	$-	$-	$-
Issuance of common stock
upon formation	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	(67,103)	(67,103)

Balance, June 30, 2009	1,000,000	1,000	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	4,000
Common stock issued for
intangible asset	1,500,000	1,500	1,000	-	2,500
Common stock issued for
conversion of notes payable	683,197	683	512,998	-	513,681
Effect of reverse merger	26,766,391	26,767	59,546	-	86,313
Common stock issued in
connection with reverse merger	1,456,000	1,456	493,584	-	495,040
Net loss	-	-	-	(1,000,057)	(1,000,057)

Balance, June 30, 2010	35,405,588	35,406	1,067,128	(1,067,160)	35,374
Common stock issued for cash	1,000,000	1,000	249,000	-	250,000
Common stock issued for services	992,677	993	297,701	-	298,694
Conversion of convertible note payable	362,400	362	90,238	-	90,600
Beneficial conversion feature	-	-	56,317	-	56,317
Net loss	-	-	-	(566,027)	(566,027)

Balance, March 31, 2011	37,760,665	$37,761	$1,760,384	$(1,633,187)	$164,958

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from
			August 22,
			2008
			(Inception) to
	Nine Months Ended March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(566,027)	$(856,819)	$(1,633,187)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	900	-	900
Common stock issued for services	298,694	-	298,694
Amortization of debt discount and
deferred financing costs	30,482	-	80,482
Issuance of common stock for interest	-	13,681	13,681
Cash based expense for reverse merger	-	125,000	125,000
Issuance of common stock for reverse merger	-	495,040	495,040
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14,505)	(3,394)	(25,899)
Accounts payable and other accrued expenses	17,222	19,275	116,826

Net cash used in operating activities	(233,234)	(207,217)	(528,463)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(5,265)
Software development costs	(65,400)	(16,000)	(105,400)
Advances to Feature Marketing	(40,000)	(70,000)	(110,000)
Cash paid for reverse merger	-	(87,500)	(87,500)

Net cash used in investing activities	(105,400)	(173,500)	(308,165)

Cash flows from financing activities:
Proceeds from sale of common stock	250,000	5,000	255,000
Proceeds from convertible notes payable	233,000	-	233,000
Proceeds from related party convertible notes payable	25,000		25,000
Proceeds from notes payable	-	500,000	500,000
Borrowings from related parties	-	-	88,992
Repayment of related party payables	-	(1,689)	(1,689)
Fees paid for financing costs	-	-	(50,000)

Net cash provided by financing activities	508,000	503,311	1,050,303

Increase in cash and cash equivalents	169,366	122,594	213,675
Cash and cash equivalents, beginning of period	44,309	21,889	-

Cash and cash equivalents, end of period	$213,675	$144,483	$213,675

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

We were organized as a software and services venture in the Green Technology (“GreenTech”) sector to develop a leading social movement to focus on the elimination of electronic waste (“eWaste”) in the United States, which includes any used, obsolete end-of-life consumer electronics and computer devices.  The GreenTech sector is a recognized business sector also known as Environmental Technology or “Envirotech”.  Companies in this sector apply environmental science in an effort to help conserve the environment and choose business approaches that are environmentally and economically sustainable.

The Company’s software includes a destination website, www.youchange.com, where users can join and refer friends to learn about the problem of electronic waste through content, blogs and forums.  Site members are encouraged to take action through the turn-over and sale of their end-of-life, used or obsolete electronics, which reduces the risk of adding to the waste stream.  Members access the youchange calculator and offer database through www.youchange.com and by answering a series of questions, may receive a real-time cash and/or reward points offer. Initially, reward points collected by members may be used to exchange for other items  in the “Shop Green” area of the youchange.com website, which is an online marketplace where points can be exchanged for product. In addition to the youchange.com website, users can join and learn about local events and electronic collection drives through youchange Facebook, Twitter and Linked-In social media pages.  The local electronic collection events play an important part of the youchange strategy and are done in partnership with local sports teams, businesses, individuals, schools and charity groups.

Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking though the complete handling cycle of all electronics collected.  In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange.  Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected, facilitating the sustainability objectives by extending the lifecycle of these items and keeping such items from the electronic waste stream.  Once developed and launched youchange intends to charge a licensing fee for the use of the eTS software and services application.

The Company has realized minimal revenues from its planned business purpose to the date of this filing and currently has limited operations.  Accordingly, the Company is considered to be in the development stage. The Company has been in the development stage since its formation.  The Company has devoted its efforts to business planning and development and has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of March 31, 2011 these previous advances totaled $110,000, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $20,000 relative to these advances for the period from August 22, 2008 (inception) to March 31, 2011.

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

During the first nine months of fiscal 2011, we issued common shares for the following transactions:

•
During July 2010, we entered into a one-year consulting agreement with Naser Ahmad through NOMA Enterprises, LLC to provide services as Chief Technology Officer, and issued 333,333 shares of our common stock to Mr. Ahmad as compensation for such services. The term of this agreement is from January 1, 2010 to December 31, 2010. As of June 30, 2010, we had accrued $60,000 of compensation for Mr. Ahmad, which was paid by way of the issuance of one half of these shares.  We recognized the remaining $33,333 of expense during July 2010 for the 333,333 total shares issued to Mr. Ahmad, which was recorded as professional fees. The consulting agreement has not been renewed as of the date of this filing; however, Mr. Ahmad has continued to provide services to the Company on a month-to-month basis for $10,000 per month, which is expected to be paid in shares of our common stock.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  We issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $60,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares valued at $30,000 as payment for the second year of the agreement after the one year anniversary of this agreement.  We expensed $54,130 as general and administrative expense for the issuance of the 193,322 shares of common stock during July 2010.

•
During December 2010, we entered into a one year consulting agreement with Mary Juetten, through Protect your Intellectual Property (PIP), LLC to provide services as Chief Operating Officer of YouChange, Inc. and issued 390,625 shares of our common stock to Ms. Juetten as compensation for such services.  The term of this agreement is from October 1, 2010 to September 30, 2011.  We recognized $125,000 of expense in December 2010 for the issuance of these shares, which was recorded as professional fees.

•	During March 2011, we raised $250,000 through the sale of 1,000,000 common shares in a private placement transaction with an accredited investor at a sales price of $0.25 per common share.

•
During the first nine months of fiscal 2011 we also issued 75,397 common shares in exchange for other professional services.  We expensed $26,231 as general and administrative expense for the issuance of these shares.

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

5. Convertible Notes Payable

The following summarizes our currently outstanding convertible notes payable and convertible notes payable due related parties:

•
During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.  Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note.  As of the date of this filing, this note is past due and the Company is negotiating alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

•
During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

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

•
During September 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured 61 days from the date of issue and bears interest at a rate of 8.0% per annum. The Company had the right to extend the maturity of this note an additional 30 days. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,500 for this convertible note. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 12.0%.

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

•
During December 2010, we issued a $90,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note is secured by all of the assets of the Company, matures two years from the date of issuance and may be accelerated if the Company raises $1.0 million in private financing before the maturity date.  The note bears interest at a rate of 12.0% per annum and is convertible at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Unpaid accrued interest is convertible at any time, at the discretion of the investor, to shares of our common stock, with the conversion rate equal to the average closing price of our common stock for the ten days preceding such conversion.  Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $23,400 for this convertible note. During January 2011, this $90,000 convertible note plus $600 in accrued interest was converted to 362,400 common shares.

•
During March 2011, we raised $25,000 under a convertible note with the spouse of an officer of  YouChange, Inc.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $25,000 for this convertible note.

As of March 31, 2011, the convertible notes payable and associated accrued interest described above are convertible into a total of approximately 675,000 common shares.

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

6. Professional Fees

Included in professional fees on the accompanying Condensed Statements of Operations are charges relative to four of the Company’s officers of $42,000 and $38,500 for the three months ended March 31, 2011 and 2010, respectively, $236,300 and $49,500 for the nine months ended March 31, 2011 and 2010, respectively, and $441,300 for the period from August 22, 2008 (inception) to March 31, 2011.  As of March 31, 2011, $16,000 is due to officers for these professional fees, which is included in accounts payable and other accrued expenses on the accompanying condensed consolidated balance sheet.

7. Commitments and Contingencies

Operating Leases

The Company leases approximately 2,000 square feet of office space in Scottsdale, Arizona.  The lease agreement, which was entered into in July 2010, ends on May 31, 2011 and requires monthly lease payments of approximately $3,000.

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

Other

During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  As described elsewhere herein, we issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $60,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares valued at $30,000 after the one year anniversary of this agreement for the second year of the agreement.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows:
			Period from
			August 22,
			2008
			(Inception) to
	Nine Months Ended March 31,		March 31,
	2011	2010	2011
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Supplemental disclosure of non-cash investing and
financing activities:
Beneficial conversion feature	56,317	-	56,317
Conversion of notes payable to common stock	90,600	-	590,600
Common stock issued for intangible asset	-	-	2,500
Effect of reverse merger	-	-	86,313
Reverse merger costs financed with note payable	-	-	75,000
Issuance of 1,000,000 shares of common stock for a note	-	-	1,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new initiatives; expectations regarding planned operations; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

We were organized as a software and services venture in the Green Technology (“GreenTech”) sector to develop a leading social movement to focus on the elimination of electronic waste (“eWaste”) in the United States, which includes any used, obsolete end-of-life consumer electronics and computer devices.  The GreenTech sector is a recognized business sector also known as Environmental Technology or “Envirotech”.  Companies in this sector apply environmental science in an effort to help conserve the environment and choose business approaches that are environmentally and economically sustainable.

The software includes a destination website, www.youchange.com, where users can join and refer friends to learn about the problem of electronic waste through content, blogs and forums.  Site members are encouraged to take action through the turn-over and sale of their end-of-life, used or obsolete electronics, which reduces the risk of adding to the waste stream.  Members access the youchange calculator and offer database through www.youchange.com and by answering a series of questions, may receive a real-time cash and/or reward points offer. Initially, reward points collected by members may be used to exchange for other items  in the “Shop Green” area of the youchange.com website, which is an online marketplace where points can be exchanged for product. Members may send their items to us, or drop-off their items at our offices. In addition to the youchange.com website, users can join and learn about local events and electronic collection drives through youchange Facebook, Twitter and Linked-In social media pages.

We plan to collect used electronics through:

(i)	Offers made to members through our website, which is discussed above.

(ii)
Using already existing retailers or businesses as drop-off locations for used electronics.  We plan to develop strategic alliances with retailers, electronic refurbishment centers and recyclers that may partner with youchange.  By listing retailers as drop-off locations on our website, we will encourage our members to visit these locations and thus, would expect an increase in foot traffic for those locations.  If members drop-off items rather than use our prepaid shipping mechanism, we expect to obtain these items at a lower cost. We are in discussions with Phoenix locations of a national car dealership, a local computer repair store chain and several local charities and other organizations.

(iii)
Collecting used electronics through Company initiated collection events.  Local electronic collection events play an important part of the youchange strategy and are done in partnership with local sports teams, businesses and charity groups. We have developed a collection event and brand awareness model built around employees of third party companies bringing their excess electronics to work on designated days.  We have piloted these events over the past month in the Phoenix, Arizona area.  A second component of this collection event and brand awareness model is to partner with local sports teams to host pre-game collection and brand awareness events.  A third component of this model, which was launched in April 2011, is a new program we refer to as GREEN Ambassadors and GREEN Leaders, where members of the youchange community host collection events at various business or charity locations.  As with retail and business permanent drop-off locations, if members drop-off their items rather than use our prepaid shipping mechanism, we expect to obtain these items at a lower cost.

The GREEN Leaders program was piloted at two Phoenix private elementary schools and is expected to be expanded to public and private high schools and colleges. The GREEN Ambassadors program is expected to be piloted in a retirement community and we are in discussions with a local umbrella charity organization to allow its members to become GREEN Ambassadors.

Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking though the complete handling cycle of all electronics collected.  In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange.  Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected, facilitating the sustainability objectives by extending the lifecycle of these items and keeping such items from the electronic waste stream.  Once developed and launched youchange intends to charge a licensing fee for the use of the eTS software and services application.

We intend on developing limited in-house  refurbishment, focusing on sanitizing data, and plan to out-source recycling to responsible recyclers with certifications (either R2 or e-stewards industry certifications).  We are currently meeting with  a local recycling and refurbishing company to discuss a supplier relationship.

The Company has realized minimal revenue from its planned business purpose to the date of this filing and currently has limited operations.  Accordingly, the Company is considered to be in the development stage. The Company has been in the development stage since its formation.  The Company has devoted its efforts to business planning and development and has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital.

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of March 31, 2011 these previous advances totaled $110,000, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $20,000 relative to these advances for the period from August 22, 2008 (inception) to March 31, 2011.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Condensed Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Condensed Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Condensed Consolidated Statements of Operations. As of March 31, 2011, the Company has established a full valuation allowance for all net deferred tax assets.

As of March 31, 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Operating Results

The following table summarizes our operating results for the periods presented below:
					Period from
					August 22,
					2008
	Three Months Ended		Nine Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Revenue	$1,320	$-	$1,320	$-	$1,320
Cost of products sold	1,014	-	1,014	-	1,014

Gross profit	306	-	306	-	306

Operating expenses:
Professional fees	75,035	66,502	311,707	155,864	642,615
Salaries and wages	22,352	-	71,112	-	71,112
Licensing fees	-	-	79,130	-	79,130
General and administrative	15,408	14,503	45,328	21,628	95,564
Marketing	15,122	-	33,135	-	44,874
Expense of reverse merger	-	620,040	-	620,040	620,040

Total operating expenses	127,917	701,045	540,412	797,532	1,553,335

Loss from operations	$(127,611)	$(701,045)	$(540,106)	$(797,532)	$(1,553,029)

We are a development stage enterprise for the periods presented above and accordingly, have not recognized significant revenues from our planned business to March 31, 2011.

Professional fees were $75,035 and $66,502 for the three months ended March 31, 2011 and 2010, respectively, $311,707 and $155,864 for the nine months ended March 31, 2011 and 2010, respectively, and $642,615 for the period from August 22, 2008 (inception) to March 31, 2011.  Professional fees include fees incurred for our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Chief Operating Officer of $42,000 and $38,500 for the three months ended March 31, 2011 and 2010, respectively, $236,300 and $49,500 for the nine months ended March 31, 2011 and 2010, respectively, and $441,300 for the period from August 22, 2008 (inception) to March 31, 2011.  Also included in professional fees are legal, accounting and auditing fees.

Salaries and wages totaled $22,352 and $71,112 for the three and nine months ended March 31, 2011, respectively.  Salaries and wages represent amounts paid or accrued to officers and other employees, which commenced during the second quarter of fiscal 2011 as we began to hire staff in the anticipation of executing our business plan.  As of March 31, 2011, we employed one individual other than our executive officers.

Licensing fees were nil for the three months ended March 31, 2011 and 2010, $79,130 and nil for the nine months ended March 31, 2011 and 2010, respectively.  Licensing fees relate to the use of a database to support the consumer offer calculator on our website.

General and administrative expense was $15,408 and $14,503 for the three months ended March 31, 2011 and 2010, respectively, $45,328 and $21,628 for the nine months ended March 31, 2011 and 2010, respectively, and $95,564 for the period from August 22, 2008 (inception) to March 31, 2011.  These expenses primarily consist of facility rent, travel, computer, network and internet costs.

Marketing expense was $15,122 and nil for the three months ended March 31, 2011 and 2010, respectively, $33,135 and nil for the nine months ended March 31, 2011 and 2010, respectively, and $44,874 for the period from August 22, 2008 (inception) to March 31, 2011.  Marketing related costs relate primarily to events, marketing collateral, press releases and other public relations efforts.

As described above, during March 2010, we completed a reverse merger transaction.  We incurred $125,000 of cash based expense for this transaction, of which $37,500 remains to be paid as of March 31, 2011, in addition to recording $495,040 for shares issued in connection with this transaction.

We recognized other expense of $24,239 and $34,988 for the three months ended March 31, 2011 and 2010, respectively, $25,921 and $59,287 for the nine months ended March 31, 2011 and 2010, respectively, and $80,158 for the period from August 22, 2008 (inception) to March 31, 2011.  Since inception, other expense primarily relates to interest expense of $103,088, which relates to:  (i) $50,000 for the amortization of deferred financing costs; (ii) $13,681 for interest on convertible notes that were converted prior to the reverse merger on March 30, 2010; and (iii) interest on convertible notes that were issued during the first nine months of fiscal 2011 and the amortization of discounts associated with some of these notes.  Other income relates to interest income, which is primarily associated with advances previously made to Feature Marketing.

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

Liquidity and Capital Resources

As of March 31, 2011, we had $213,675 of cash and cash equivalents and working capital of $5,858.  Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.  We must raise cash to cover these expenses and implement our business plan.  We estimate that the $250,000 raised in March 2011 through the private placement of our common shares, which is discussed elsewhere herein, will allow us to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If we do not raise at least $1.5 million, we will be unable to establish a base of operations, without which we will be unable to execute our current business plan.  The Company will need to raise additional capital by issuing capital stock, notes payable or a combination of both, in exchange for cash in order to continue as a going concern. During the nine months of fiscal 2011, we have raised a total of $508,000, which is described in further detail below. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

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

We will require capital for key near-term milestones of our business, which we currently believe to include:

•	Acquiring or developing strategic relationships with recyclers and refurbishment centers in Phoenix, Arizona.

•	Completing certain key modules of eTS and identifying pilot locations as drop-off locations and recyclers and/or refurbishment centers.

•	Expanding collection events that are hosted by local businesses, schools and sports teams.

•
Expanding the youchange “Ambassadors” program, which we expect will allow us to expand our collection events by recruiting “Ambassadors” to host events that benefit their organizations and collect electronics for youchange.

•	Researching collection methods and equipment to develop permanent drop-off locations with local retailers.

•	Replication of the Phoenix, Arizona youchange model in other cities in the United States once the model is proven in this market.

During the first nine months of fiscal 2011, we raised a total of $508,000 through the following transactions:

•
During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.  As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

•
During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

•
During September 2010, we issued a $22,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and bears interest at a rate of 8.0% per annum. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.

•
During September 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured 61 days from the date of issue and bears interest at a rate of 8.0% per annum. The Company had the right to extend the maturity of this note an additional 30 days. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 12.0%.

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

•
During December 2010, we issued a $90,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note is secured by all of the assets of the Company, matures two years from the date of issuance and may be accelerated if the Company raises $1.0 million in private financing before the maturity date.  The note bears interest at a rate of 12.0% per annum and is convertible at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Unpaid accrued interest is convertible at any time, at the discretion of the investor, to shares of our common stock, with the conversion rate equal to the average closing price of our common stock for the ten days preceding the such conversion. During January 2011, this $90,000 convertible note plus $600 in accrued interest was converted to 362,400 common shares.

•
During March 2011, we raised $25,000 under a convertible note with the spouse of an officer of YouChange, Inc.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share.

•	During March 2011, we raised $250,000 through the sale of 1,000,000 common shares in a private placement transaction with an accredited investor at a sales price of $0.25 per common share.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Cash used in operating activities was $233,234 and $207,217 for the nine months ended March 31, 2011 and 2010, respectively, and $528,463 for the period from August 22, 2008 (inception) to March 31, 2011.  Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs.  We expect our operating activities will require additional cash in the future as we commence our planned operations.

Cash Flows from Investing Activities

Cash used in investing activities was $105,400 and $173,500 for the nine months ended March 31, 2011 and 2010, respectively, and $308,165 for the period from August 22, 2008 (inception) to March 31, 2011.  Cash used in investing activities for the nine months ended March 31, 2011 primarily relates to cash used for the development of our proprietary business platform and cash used for advances to Feature Marketing, which is described more fully above. Cash used in investing activities for the period from August 22, 2010 (inception) to March 31, 2011 also includes cash used for our reverse merger transaction in March 2010, which is discussed more fully above.

Cash Flows from Financing Activities

Cash provided by financing activities was $508,000 and $503,311 for the nine months ended March 31, 2011 and 2010, respectively, and $1,050,303 for the period from August 22, 2008 (inception) to March 31, 2011.  Cash provided by financing activities for the nine months ended March 31, 2011 relates to various convertible and non-convertible note agreements entered into and the private placement of our common shares, which are described further above.  Cash provided by financing activities for the nine months ended March 31, 2010 relates to proceeds from various convertible notes, which were converted to shares of our common stock at the time of the reverse merger on March 30, 2010.   Cash provided by financing activities for the period from August 22, 2010 (inception) to March 31, 2011 primarily relates to the activities described above.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide a reasonable assurance that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at providing a reasonable assurance that the information required to be disclosed by us in this quarterly report on Form 10-Q meets the objective of being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of fiscal 2011, we issued common shares for the following transactions:

•
During March 2011, we raised $250,000 through the sale of 1,000,000 common shares in a private placement transaction with an accredited investor at a sales price of $0.25 per common share. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During March 2011, we issued 12,795 common shares to vendors for services rendered.  We expensed approximately $10,000 as general and administrative expense for the issuance of these shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During January 2011, a $90,000 convertible note plus $600 in accrued interest was converted to 362,400 common shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

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

During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.  As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 15.0%.

During September 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured 61 days from the date of issue and bears interest at a rate of 8.0% per annum. The Company had the right to extend the maturity of this note an additional 30 days. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. As of the date of this filing, this note is past due and the Company is negotiating conversion or alternative repayment provisions with the note holder. Following the maturity date of this note, interest accrues at a penalty rate of 12.0%.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
2.1	Agreement and Plan of Merger dated March 15, 2010 (Filed as an Exhibit to Form 8-K filed March 22, 2010 and incorporated herein by reference)
2.3
Rescission Agreement dated February 25, 2011 by and among youchange, Feature Marketing, and Feature Marketing Shareholders (Filed as an Exhibit to Form 8-K filed February 28, 2011 and incorporated herein by reference).

3.1	Articles of Incorporation (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
3.2	Amendment to Articles of Incorporation (Filed as an Exhibit to Form 14C Definitive Information Statement filed on June 2, 2010 and incorporated herein by reference)
3.3	By-laws (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
10.1	Consulting Agreement with Naser Ahmed dated January 1, 2010 (Filed as an Exhibit to Form 10-Q filed on March 8, 2011 and incorporated herein by reference)
10.2	Data and Proprietary License Agreement with UsedPrice.Com, LLC dated July 22, 2010.
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUCHANGE HOLDINGS CORP

Date: May 5, 2011

	By:	/s/ JEFFREY I. RASSÁS
Jeffrey I. Rassás
Chief Executive Officer and Director

	By:	/s/ RICHARD A. PAPWORTH
Richard A. Papworth
Chief Financial Officer and Director