Form 10-K
period 2011-06-30
YouChange Holdings Corp
filed 2011-09-28
CIK 1442236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to

Commission file number 333-152959

YouChange Holdings Corp
 (Exact name of registrant as defined in its charter)

Nevada	51-0665952
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2708 North 68th Street, Suite 4	85257
Scottsdale, Arizona	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
866-712-9273

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2010 was $10.2 million based on the closing price of the Registrant’s Common Shares as quoted on the OTCBB as of that date.

The number of Common Shares of the Registrant outstanding as of August 31, 2011 was 38,787,564.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2011

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new initiatives; expectations regarding planned operations; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of this Annual Report. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

We plan to make youchange a leading provider of innovative clean-tech solutions in the Green Technology sector to develop a leading social movement to address the escalating eWaste dilemma. The Company plans to incorporate a “bricks and clicks” model with the collection and re-circulation of used electronic devices and refurbishing and recycling centers strategically staged for the restoration and proper disposal of electronic devices, respectively. The Company’s software and services applications have been, and continues to be, designed for the purpose and intent of implementing partnerships with small local retail locations such as hardware stores, coffee, ice cream and yogurt and grocery stores as well as big box consumer electronic and retail stores desirous of increasing store foot traffic around the pro social campaign of reducing and collecting eWaste. Youchange expects to benefit from these activities through the generation of revenue by the collection and resale of the electronics in addition to intended management fees.

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

(ii)
Using already existing retailers or businesses as drop-off locations for used electronics.  We plan to develop strategic alliances with retailers, electronic refurbishment centers and recyclers that may partner with youchange.  By listing retailers as drop-off locations on our website, we will encourage our members to visit these locations and thus, would expect an increase in foot traffic for those locations.  If members drop-off items rather than use our prepaid shipping mechanism, we expect to obtain these items at a lower cost. We are in discussions with Phoenix locations of a national car dealership, a major university, and several local charities and other organizations. We have drop-off agreements with a local computer repair store chain, Red Seven, the Phoenix location of the national Childhelp charity, and one of our recycling partners, E-Waste Harvesters Inc.

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

The GREEN Leaders program was piloted at two Phoenix private elementary schools and is expected to be expanded to public and private high schools and colleges. We have several school districts piloting the program this fall in Arizona, including schools in Tempe and Phoenix. The GREEN Ambassadors program is expected to be piloted in a retirement community and we are in discussions with a local umbrella charity organization to allow its members to become GREEN Ambassadors.

Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking though the complete handling cycle of all electronics collected. In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange. Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected, facilitating the sustainability objectives by extending the lifecycle of these items and keeping such items from the electronic waste stream. Once developed and launched, the youchange eTS is expected to become part of a system that will allow youchange to establish a reCommerce business without an investment in bricks and mortar by partnering with, and charging a management fee to, local retailers, electronic refurbishment centers and recyclers.

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

•
Expanding the youchange “GREEN Ambassadors” program, which we expect will allow us to expand our collection events by recruiting “Ambassadors” to host events that benefit their organizations and collect electronics for youchange.

•	Researching collection methods and equipment to develop permanent drop-off locations with local retailers.

•	Adding a national partner to have all mail-in online transactions sent directly to a partner in locations covering all of the United States.

•	Replication of the Phoenix, Arizona youchange model in other cities in the United States once the model is proven in this market.

Our corporate offices are located at 2708 North 68th Street Suite 4, Scottsdale, Arizona 85257. Our telephone number is 866-712-9273. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address is www.sec.gov.

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

After careful consideration it became clear there could be great benefit to the economic downturn resulting in the liquidation of non-performing leases and used equipment.  It was further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as “eWaste” and presented a negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and much anticipated “GreenTech” sector.  It was decided that to fully take advantage and leverage this new market opportunity BSFG would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of “GreenTech.”  As discussed more fully below, BSFG was successful in locating and merging with Youchange, Inc., a company that had the desired attributes. The youchange management team will lead and execute this new direction that will focus on the eWaste challenge by launching the youchange.com website, software and services application that is expected to include paying and providing reward points to businesses and consumers for their used electronics, refurbishing and recycling through established and certified strategic partners and generating revenue from the sales and reCommerce of these products as well as management fees for proprietary data.

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

We are working to build youchange into both an online interactive media site popularized through the strategic integration of the youchange platform into environmental sustainability informational websites both to monetize and aggregate the existing web traffic, as well as a bricks and mortar business with a company owned electronic refurbishment center. We plan to drive consumers to the youchange website through interaction with the Company’s retail partners, online media pro social campaigns, eWaste recycling drives, online videos, search engine optimization and leading environmental services sites. Once landed at the site, www.youchange.com, consumers will undergo a registration process and optional participation in the Company’s social networking pages on facebook and twitter and enter their initial electronic items into the youchange platform calculator. Cash through PayPal, check or gift card and/or reward points are expected to be conveyed for each registered electronic item. Shipping labels with integrated bar codes tracking the specific order are expected to be generated for the customer to facilitate transfer of the items to the refurbishment center. The youchange model incorporates drop off locations at retail chains, business and local collections events with charities and schools to promote convenience and present a mechanism for reward redemption. Through its planned reverse logistics network, electronic devices will be transported via established shipping networks to either a youchange refurbishment center or an electronic waste processing center for end-of-life items. Refurbished items will enter the reCommerce silo and will be subsequently re-circulated into the marketplace through youchange’s direct sales module and member rewards redemption or through another affiliate site such as ebay.

Our growth strategy includes:

•	Acquiring, opening and/or strategically partnering with additional refurbishment centers;

•	Expanding business-to-business sales and product acquisitions;

•	Leveraging existing management relationships to launch national retailer partnerships for membership expansion and collection of electronics;

•	Leveraging existing management relationships to launch national media pro-social campaigns targeting eWaste and electronic recycling;

•	Launching a geo-targeted electronic waste collection campaign to increase market and media awareness including local collections events done in partnership with charities and schools; and

•	Introducing a consumer loyalty rewards program.

With the need to provide accurate pricing for used items, the Company has entered into a partnership with a recognized industry resource for determining used market values for a myriad of items including professional electronics, audio equipment, musical instruments, cameras, guns, car stereos, copiers, power tools and video games.

The Company is currently negotiating with several leading online environmental resource websites focused on recycling and reuse to create primary awareness of the youchange eWaste platform for users searching to recycle electronics.

The Company is also in discussions with electronic recyclers to create its network of certified recycling processing companies.

Competition

The market for refurbishment and recycling of electronics is highly competitive.  There are a few new companies in this area of reCommerce.  We believe the principal competitive factors in the electronics reCommerce business include name recognition, price, product knowledge, reputation, timely delivery, ease in product processing and drop-off and customer service.  Quality and product availability are key to success in this industry.  Competitors include Gazelle.com, BuyMyTronics.com, CeXchange.com, flipswap.com and YouRenew.com.

Intellectual Property

Youchange is currently developing the software for its proprietary Enterprise Management Software as a Service platform.  Youchange is also developing mobile applications for the iphone, android phones, and blackberries. In addition, we are developing a youchange product to allow customers to receive offer prices on other company’s websites. We are planning to pilot this on a local computer manufacturer’s website so that the Company’s customers can sell their electronics when purchasing new computers. We also intend, subject to available funds among other factors, to pursue not only the development of additional intellectual properties but also its proactive acquisition when we identify opportunities to strengthen our proprietary position.

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

Employees

As of August 31, 2011, we employed three individuals, two of which were part time. Our employees are not part of a union and we believe that relations with our employees are good.

Item 1A.  Risk Factors

Risks Related to our Financial Results

We have limited cash resources, an accumulated deficit, are not currently profitable and expect to incur significant expenses in the near future.

As of June 30, 2011, we had a working capital deficit of approximately $100,000.  We have incurred a substantial net loss for the period from our inception on August 22, 2008 to June 30, 2011, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through calendar year 2011 and possibly thereafter.  As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have generated minimal revenue to date.  We do not believe we will begin earning more than minimal revenues from operations until fiscal 2012 as we transition from a development stage company and / or complete a proposed acquisition.  We have incurred operating losses since our inception.  Our net loss for the fiscal years ended June 30, 2011 and 2010 and the period from August 22, 2008 (inception) to June 30, 2011 was $755,275, $1,000,057 and $1,822,435, respectively.  As of June 30, 2011, we had a deficit accumulated during the development stage of $1,822,435.

We will be required to raise additional capital to fund our operations.  If we cannot raise needed additional capital in the future, we will be required to cease operations.

Based on our current plans, we believe our existing financial resources, and interest earned thereon, will not be sufficient to meet our operating expenses and capital requirements. We will need additional capital within the next 90 days to sustain our operations in the near term and estimate that we will require approximately $1.0 million over the next 12 months in order to finance the development of our business plan and fund operating expenses.  We plan to seek such additional funding through private placement offerings of our securities.

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

In the fall of 2009 we made the decision to reposition the company and focus our business on the GreenTech and eWaste sectors.  Youchange has developed a comprehensive business plan and plan of operations, including paying and providing reward points to businesses and consumers, for the collection, refurbishment (to factory condition) and reCommerce of otherwise surplus, end-of-life and obsolete electronic devices through acquired or established refurbishment centers and certified recycling eWaste partners. Revenue is expected  to be generated from the sales and reCommerce of these products as well as management fees for proprietary data.  In addition, electronic products and devices determined to be at the end of their useful life will be responsibly recycled through strategic recycling partners.  Youchange has conducted research and analysis of these sectors and believes that significant opportunities exist to build a successful business in the GreenTech and eWaste sectors.

Although youchange has generated only minimal revenues from its business plan in the GreenTech and eWaste sectors, the Company has developed a business concept that should allow us to more quickly build a business in the GreenTech and eWaste sectors and will be led by a management team with experience and existing relationships in the electronic and environmental sustainability sectors.  Although no assurances can be made that this strategy will be successful, we believe the recent completion of the reverse merger to become a publicly traded company is in our best interests and the best interests of our shareholders.

We have insufficient capital to implement our repositioned business plan.

Although we have taken steps to reposition the Company and focus our business on the GreenTech and eWaste sectors with the closing of the recent reverse merger, we currently have no ability to fund the development and implementation of the entire business plan.  We currently have minimal revenue, so we expect to rely on external sources of capital through the issuance of debt and/or equity securities in private placement offerings to provide funding for our business.  No assurances can be made that we will be successful in obtaining additional funding on terms and conditions that are acceptable to us.

We have deferred, and may continue to defer, payment of some of our obligations, which may adversely affect our ability to obtain goods and services in the future.

We estimate that we will require approximately $1.0 million to carry out our business plan and meet our expenses for the next 12 months and $0.5 million to satisfy our immediate obligations over the next 90 days.  Our immediate obligations primarily include only professional fees related to audit and review services by our auditors, payment for services rendered by our officers, legal expense and so forth.  Until such time, if at all, as we receive adequate funding, we intend to defer payment of all other obligations that are capable of being deferred.  Such deferral has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.

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

As a result of our limited operating history, because of the emerging nature of the markets in which we will compete and the lack of implementation of our repositioned business in the GreenTech and eWaste sectors, our financial data is of limited value in planning future operating expenses.  We are currently a development stage enterprise and our historical financial performance is solely based upon basic start-up costs and is not reflective in any way of the financial requirements of our repositioned business in the GreenTech and eWaste sectors.

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

As a corporate entity, we have  had nominal operations since inception and have generated minimal revenue to date.  As a result, we are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our business and prospects for the collection, refurbishment (to factory condition) and reCommerce of otherwise surplus, obsolete electronic and end-of-life devices must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. In particular, we have not demonstrated that we can:

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

•
educate consumers about our programs and services in the GreenTech and eWaste sectors and effectively tap consumers’ behavior and appeal to consumers to utilize our services and facilities for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices;

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

Our business plan to enter the GreenTech and eWaste sectors for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices is untested and unproven. We have extremely limited experience in marketing and sales in the GreenTech and eWaste sectors including services for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices to date.  We may not successfully arrange for the establishment of electronic refurbishment centers and recycling facilities and this could prevent us from commercializing our services or limit our profitability from any such proposed services.

The consumer marketplace may not accept and utilize our services, the effect of which would prevent us from successfully commercializing any proposed services and adversely affect our level of future revenue, if any.

Our ability to market and commercialize our services for the collection, refurbishment (to factory condition) and reCommerce of otherwise obsolete electronic devices depends on the acceptance of such services by consumers.  We have a consumer rewards based program planned but will also need to develop commercialization initiatives designed to increase awareness about us and our services to consumers of electronic devices in locations where our refurbishment centers and recycling facilities will be  located.  Currently, we have not developed any such initiatives.  Without success in these areas, we may not be able to successfully commercialize any proposed products or generate more than minimal revenues.

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

The execution of our present business plan depends on the continued services of our Chief Executive Officer, Jeffrey Rassás, Chief Financial Officer, Richard A. Papworth, our Chief Operating Officer of Youchange, Inc., Mary Juetten and our Chief Technology Officer of Youchange, Inc., Naser Ahmad.  We currently do not maintain key-man insurance policies on the lives of these individuals and have not entered into employment agreements with any of our executive officers.  We believe the loss of any of their service would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Future acquisitions and strategic relationships, if any may be unsuccessful if we are unable to complete such acquisitions and integrate the acquired business or develop such strategic relationships, which subjects us to risks that may have a material adverse effect on our business.

Part of our strategy to expand our business and execute our business plan involves the possible acquisition of, or development of strategic relationships with, recyclers and refurbishment centers.  If we are unable to successfully complete and integrate future acquisition, if any, we may not realize the expected benefits from such acquisition, including any expected benefits from the proposed integration of the acquired operation into our current business model. If we are unable to develop future strategic relationships, we would not realize any expected benefits from such strategic relationships.

Risks Related to our Common Stock

Because we will likely issue additional shares of our common stock, or common stock equivalents, investment in our Company could be subject to substantial dilution.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. As of August 31, 2011, we had 38,787,564 common shares outstanding. We are authorized to issue up to 60,000,000 common shares. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our common stock could seriously decline in value.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are in leased offices located at 2708 North 68th Street, Suite 4, Scottsdale, Arizona 85257.  This lease expires in August, 2012 and calls for monthly rental payments of approximately $2,500.

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

	High	Low
Fiscal Year Ended June 30, 2011:
First quarter	$0.33	$0.11
Second quarter	0.37	0.14
Third quarter	0.75	0.29
Fourth quarter	0.70	0.12

	High	Low
Fiscal Year Ended June 30, 2010:
First quarter	$0.20	$0.06
Second quarter	0.29	0.12
Third quarter	0.30	0.16
Fourth quarter	0.45	0.23
Holders

As of August 31, 2011, there were approximately 172 holders of record of our common shares.

Dividends

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities and Use of Proceeds

During the fourth quarter of our fiscal year ending June 30, 2011, we issued common shares for the following transactions:

•
During June 2011, we issued 235,000 common shares to an entity controlled by Mary Juetten, Chief Operating Officer of Youchange, Inc. for services rendered. We expensed approximately $35,000 for the issuance of these shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During June 2011, we issued 142,528 common shares to an entity controlled by Naser Ahmad, Chief Technology Officer of Youchange, Inc. for services rendered. We expensed approximately $60,000 for the issuance of these shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During June 2011, we issued 28,506 common shares to Richard Papworth, Chief Financial Officer, for services rendered. We expensed approximately $12,000 for the issuance of these shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During June 2011, we issued 6,042 common shares to a third party consultant for services rendered. We expensed approximately $2,800 for the issuance of these shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

Repurchases of Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Developments

On March 30, 2010, Youchange, Inc. and BlueStar Financial Group, Inc. (“BSFG”), a Nevada corporation and publicly traded shell company at such time, completed a merger transaction (referred to as the “reverse merger” throughout this filing), which is described in further detail below, and resulted in Youchange, Inc. shareholders obtaining control of BSFG. The surviving publicly traded entity following the reverse merger transaction changed its name to “YouChange Holdings Corp” during May 2010.  The terms “youchange”, “we”, “us”, “our” or the “Company” refer to YouChange Holdings Corp and its consolidated subsidiary, Youchange, Inc., following the date of the merger transaction, and to Youchange, Inc. prior to the date of the reverse merger transaction. Our fiscal year end is June 30.

For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction, and consequently the assets and liabilities and the historical operations reflected in these consolidated financial statements are those of Youchange, Inc. and are recorded at the historical cost basis of Youchange, Inc.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Youchange.

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

(ii)
Using already existing retailers or businesses as drop-off locations for used electronics.  We plan to develop strategic alliances with retailers, electronic refurbishment centers and recyclers that may partner with youchange.  By listing retailers as drop-off locations on our website, we will encourage our members to visit these locations and thus, would expect an increase in foot traffic for those locations.  If members drop-off items rather than use our prepaid shipping mechanism, we expect to obtain these items at a lower cost. We are in discussions with Phoenix locations of a national car dealership, a major university, and several local charities and other organizations. We have drop-off agreements with a local computer repair store chain, Red Seven, the Phoenix location of the national Childhelp charity, and one of our recycling partners, E-Waste Harvesters Inc.

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

The GREEN Leaders program was piloted at two Phoenix private elementary schools and is expected to be expanded to public and private high schools and colleges. We have several school districts piloting the program this fall in Arizona, including schools in Tempe and Phoenix.  The GREEN Ambassadors program is expected to be piloted in a retirement community and we are in discussions with a local umbrella charity organization to allow its members to become GREEN Ambassadors.

Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking though the complete handling cycle of all electronics collected.  In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange.  Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected, facilitating the sustainability objectives by extending the lifecycle of these items and keeping such items from the electronic waste stream.  Once developed and launched, the youchange eTS is expected to become part of a system that will allow youchange to establish a reCommerce business without an investment in bricks and mortar by partnering with, and charging a management fee to, local retailers, electronic refurbishment centers and recyclers.

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

After careful consideration it became clear there could be great benefit to the economic downturn resulting in the liquidation of non-performing leases and used equipment.  It was further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as eWaste and presented a negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and much anticipated GreenTech sector.  It was decided that to fully take advantage and leverage this new market opportunity BSFG would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of “GreenTech”.  As discussed more fully below, BSFG was successful in locating and merging with Youchange, Inc., a company that had the desired attributes. The youchange management team will lead and execute this new direction that will focus on the eWaste challenge by launching the youchange.com website, software and services application that is expected to include paying and providing reward points to businesses and consumers for their used electronics, refurbishing and recycling through established and certified strategic partners and generating revenue from the sales and reCommerce (resale online) of these products as well as management fees for proprietary data.

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of June 30, 2011 advances outstanding totaled approximately $97,000, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $28,000 relative to these advances for the period from August 22, 2008 (inception) to June 30, 2011.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock as of June 30, 2011.

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of long-lived assets and advances to Feature Marketing, deferred financing costs and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies (refer to the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report), the following may involve a higher degree of judgment and complexity:

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Consolidated Statements of Operations. As of June 30, 2011, the Company has established a full valuation allowance for all deferred tax assets.

As of June 30, 2011 and 2010, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Operating Results

The following table summarizes our operating results for the periods presented below:

			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2011	2010	2011

Revenue	$9,160	$-	$9,160
Cost of products sold	5,386	-	5,386

Gross profit	3,774	-	3,774

Operating expenses:
Professional fees	432,700	286,308	763,608
Salaries and wages	98,738	-	98,738
Licensing fees	89,130	-	89,130
General and administrative	60,293	25,683	110,529
Marketing	47,787	11,739	59,526
Expense of reverse merger	-	620,040	620,040

Total operating expenses	728,648	943,770	1,741,571

Loss from operations	$(724,874)	$(943,770)	$(1,737,797)

We are a development stage enterprise for the periods presented above and accordingly, have recognized minimal revenues from our planned business to June 30, 2011.

Professional fees were $432,700 and $286,308 for the years ended June 30, 2011 and 2010, respectively, and $763,608 for the period from August 22, 2008 (inception) to June 30, 2011.  Professional fees include fees incurred for our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer of Youchange, Inc. and Chief Operating Officer of Youchange, Inc. of $327,583 and $181,500 for the years ended June 30, 2011 and 2010, respectively, and $532,583 for the period from August 22, 2008 (inception) to June 30, 2011.  Also included in professional fees are legal, accounting and auditing fees. The increase in professional fees from fiscal 2010 to 2011 was primarily due to expense recognized for common shares issued for services rendered, which totaled approximately $350,000 for professional fees in fiscal 2011 as compared to $60,000 for fiscal 2010.

Salaries and wages totaled $98,738 for the year ended June 30, 2011 and the period from August 22, 2008 (inception) to June 30, 2011.  Salaries and wages represent amounts paid or accrued to officers and other employees, which commenced during the second quarter of fiscal 2011 as we began to hire staff in the anticipation of executing our business plan.  As of June 30, 2011, we employed one individual other than our executive officers.

Licensing fees were $89,130 the year ended June 30, 2011 and the period from August 22, 2008 (inception) to June 30, 2011.  Licensing fees relate to the use of a database to support the consumer offer calculator on our website. During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  As described elsewhere herein, we issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $35,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares valued at $30,000 after the one year anniversary of this agreement for the second year of the agreement.

General and administrative expense was $60,293 and $25,683 for the years ended June 30, 2011 and 2010, respectively, and $110,529 for the period from August 22, 2008 (inception) to June 30, 2011.  These expenses primarily consist of facility rent, travel, computer, network and internet costs. The increase in general and administrative expense from fiscal 2010 to fiscal 2011 primarily relates to increased rent expense.

Marketing expense was $47,787 and $11,739 for the years ended June 30, 2011 and 2010, respectively, and $59,526 for the period from August 22, 2008 (inception) to June 30, 2011.  Marketing related costs relate primarily to events, marketing collateral, press releases and other public relations efforts. The increase in marketing expense from fiscal 2010 to fiscal 2011 relates to a general increase in activity, including press releases and brand awareness, as we work towards exiting the development stage.

As described above, during March 2010, we completed a reverse merger transaction.  We incurred $125,000 of cash based expense for this transaction, of which $37,500 remains to be paid as of the date of this filing, in addition to recording a $495,040 charge for shares issued in connection with this transaction.

We recognized total other expense of $30,401 and $56,287 for the years ended June 30, 2011 and 2010, respectively, and $84,638 for the period from August 22, 2008 (inception) to June 30, 2011.  Since inception, other expense primarily relates to interest expense of $112,211, which relates to:  (i) $50,000 for the amortization of deferred financing costs; (ii) $13,681 for interest on convertible notes that were converted prior to the reverse merger on March 30, 2010; and (iii) interest on convertible notes that were issued during fiscal 2011 and the amortization of discounts associated with some of these notes.  Other income relates to interest income, which is primarily associated with advances previously made to Feature Marketing.

We anticipate that the execution of our business plan will result in a rapid expansion of our operations, which may place a significant strain on our management, financial and other resources.  Youchange’s ability to manage the challenges associated with the expansion of our business, develop strategic relationships and integrate future acquisitions, if any, will depend, among other things, on our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, implement technical information and accounting systems and attract, assimilate and retain qualified management and other personnel. If we fail to effectively manage these issues, we may not be profitable in the near future, or ever.

The difficulties in managing these various business issues will be compounded by a number of unique attributes of our anticipated business operations and business strategy.  Should these and other concepts not perform as expected, youchange’s financial condition and the results of our operations could be materially and adversely affected.

Liquidity and Capital Resources

As of June 30, 2011, we had $66,264 of cash and cash equivalents and a working capital deficit of approximately $100,000.  Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.  We must raise cash to cover these expenses and implement our business plan.  In addition to the amounts raised through the financing transactions discussed below, we estimate that we will need to raise $0.5 million to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If we do not raise at least $1.0 million, we will be unable to establish a base of operations, without which we will be unable to execute our current business plan.  The Company will need to raise additional capital by issuing capital stock, notes payable or a combination of both, in exchange for cash in order to continue as a going concern. During fiscal 2011, we raised a total of $508,000, which is described in further detail below. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

Although we have taken steps to focus our business on the GreenTech and eWaste sectors, we currently have no ability to fund the development and implementation of our business plan.  As is typical of companies going through the development stage, we currently have minimal revenue.   This raises substantial doubt about the Company’s ability to continue as a going concern. We expect to rely on external sources of capital through the issuance of debt and/or equity securities in private placement offerings to provide funding of our business.  We expect to initiate such actions to obtain additional capital to fund our business, however, no assurances can be made that we will be successful in obtaining additional funding on terms and conditions that are acceptable to us.

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

•
Expanding the youchange “GREEN Ambassadors” program, which we expect will allow us to expand our collection events by recruiting “Ambassadors” to host events that benefit their organizations and collect electronics for youchange.

•	Researching collection methods and equipment to develop permanent drop-off locations with local retailers.

•	Adding a national partner to have all mail-in online transactions sent directly to a partner in locations covering all of the United States.

•	Replication of the Phoenix, Arizona youchange model in other cities in the United States once the model is proven in this market.

During fiscal 2011, we raised a total of $508,000 through the following transactions:

•
During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.  During July 2011, this convertible note, plus $3,178 of accrued interest, was converted to 112,713 common shares.

•
During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. During July 2011, this convertible note, plus $2,999 of accrued interest, was converted to 111,996 common shares.

•
During September 2010, we issued a $22,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and bears interest at a rate of 8.0% per annum. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. During June 2011, this convertible note, plus $1,247 of accrued interest, was converted to 92,983  common shares.

•
During September 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured 61 days from the date of issue and bears interest at a rate of 8.0% per annum. The Company had the right to extend the maturity of this note an additional 30 days. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.  During July 2011 this convertible note, plus $2,083 of accrued interest, was converted to 108,332 shares.

•
During October 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share. During June 2011, this convertible note, plus $1,250 of accrued interest, was converted to 87,500 common shares.

•
During November 2010, we issued a $13,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share. During June 2011, this convertible note, plus $580 of accrued interest, was converted to 45,268 common shares.

•
During December 2010, we issued an $8,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share. During June 2011, this convertible note, plus $320 of accrued interest, was converted to 27,735 common shares.

•
During December 2010, we issued a $90,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note is secured by all of the assets of the Company, matures two years from the date of issuance and may be accelerated if the Company raises $1.0 million in private financing before the maturity date.  The note bears interest at a rate of 12.0% per annum and is convertible at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Unpaid accrued interest is convertible at any time, at the discretion of the investor, to shares of our common stock, with the conversion rate equal to the average closing price of our common stock for the ten days preceding the such conversion. During January 2011, this convertible note, plus $600 of accrued interest, was converted to 362,400 common shares.

•
During March 2011, we raised $25,000 under a convertible note with the spouse of an officer of YouChange, Inc.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. During July 2011 this convertible note, plus $824 of accrued interest, was converted to 103,296 shares.

•	During March 2011, we raised $250,000 through the sale of 1,000,000 common shares in a private placement transaction with an accredited investor at a sales price of $0.25 per common share.

During August 2011, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Cash used in operating activities was $357,395 and $228,126 for the years ended June 30, 2011 and 2010, respectively, and $652,624 for the period from August 22, 2008 (inception) to June 30, 2011.  Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs.  We expect our operating activities will require additional cash in the future as we commence our planned operations.

Cash Flows from Investing Activities

Cash used in investing activities was $128,650 and $202,765 for the years ended June 30, 2011 and 2010, respectively, and $331,415 for the period from August 22, 2008 (inception) to June 30, 2011.  Cash used in investing activities for fiscal 2011 primarily relates to cash used for the development of our proprietary business platform and cash used for advances to Feature Marketing, which is described more fully above. Cash used in investing activities for the period from August 22, 2010 (inception) to June 30, 2011 also includes cash used for our reverse merger transaction in March 2010, which is discussed more fully above.

Cash Flows from Financing Activities

Cash provided by financing activities was $508,000 and $453,311 for the years ended June 30, 2011 and 2010, respectively, and $1,050,303 for the period from August 22, 2008 (inception) to June 30, 2011.  Cash provided by financing activities for fiscal 2011 relates to various convertible note agreements entered into and the private placement of our common shares, which are described further above.  Cash provided by financing activities for fiscal 2010 relates to proceeds from various convertible notes, which were converted to shares of our common stock at the time of the reverse merger on March 30, 2010.   Cash provided by financing activities for the period from August 22, 2010 (inception) to June 30, 2011 primarily relates to the activities described above.

Recently Issued Accounting Pronouncements

During June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASC 2011-04”).  The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

During December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (“ASU 2010-28”). ASU 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update is effective for fiscal years beginning after December 15, 2010. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

During April 2010, the FASB issued Accounting Standards Update ("ASU") 2010-17, Revenue Recognition-Milestone Method ("ASU 2010-17"). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (i) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (ii) related solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation's Chief Executive Officer and Principal Financial Officer / Principal Accounting Officer have evaluated the Corporation's disclosure controls and procedures as of June 30, 2011. Based on that evaluation, these officers have concluded that the Corporation's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Management’s Report on Internal Control Over Financial Reporting

The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over the Corporation's financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding youchange’s executive officers:

Name	Age	Position
Jeffrey I. Rassás	48	Chairman and Chief Executive Officer
Richard A. Papworth	52	Director and Chief Financial Officer
Mary Juetten	47	Chief Operating Officer, Youchange, Inc.
Naser Ahmad	55	Chief Technology Officer, Youchange, Inc.

Biographical information about our management is set forth below:

Jeffrey I. Rassás

Mr. Rassás is the Founder and Chief Executive Officer of YouChange, Inc., a wholly owned subsidiary of youchange, and has served as Chairman of youchange since October 2009. A 20-year veteran of entrepreneurial ventures and business management, he has extensive experience in funding, leading, developing and performing corporate turnarounds for numerous start-up ventures both private and public focused primarily in the Internet and Technology sectors. Prior to youchange, from 2006-2009, Mr. Rassás recently served as President and Chief Executive Officer of Global Alerts, a holding company for Earth911.com and Pets911.com. As Chief Executive Officer, Mr. Rassás lead the team that acquired Earth911.com, Pets911.com and AMBERalert.com from a local Arizona company whereupon executing a new strategy, recruiting a new management team and successfully executing the company's plan, led to several of the divisions achieving national success and distinction and significantly higher values, and the successful sale of AMBERalert.com. Prior to Global Alerts, from 2002-2005, Mr. Rassás served as Cochairman and Chief Executive Officer of ImproveNet, Inc. (a publicly traded company with the website www.improvenet.com), which he acquired through a merger in 2002. Rassás' strategic vision and execution led to industry recognition of the company as "Best of Web" by Money Magazine.

In 2005, he facilitated the sale of ImproveNet, Inc. to IAC/InterActiveCorp (ticker IACI - www.iac.com), the holding company of many popular websites such as LendingTree.com, Ask.com, Match.com, Citysearch.com, ServiceMagic.com, and Ticketmaster, delivering a substantial return on shareholder equity. From 1997-2001, Mr. Rassás served as founder, Chief Executive Officer, and Chairman of the Board of publicly traded EBIZ Enterprises, a Linux solutions provider where he expanded company operations, yielding revenues in excess of $58 million. A two time finalist for Ernst & Young's Entrepreneur of the Year award, Mr. Rassás has been a guest speaker at Thunderbird, the School of Global Management, serves on several outside boards and is a regular speaker at technology trade events around the nation.

Richard A. Papworth

Mr. Papworth is the Chief Financial Officer of YouChange, Inc., a wholly owned subsidiary of youchange, and has served as a Director of youchange since October 2009. He was also the Interim Chief Executive Officer of youchange from October 2009 until July 19, 2010. He is a seasoned executive with over 20 years of public and private company executive level experience. Prior to joining youchange, from 2006 to 2009, Mr. Papworth was the Chief Financial Officer of Telgian Corporation during a period of high growth. Telgian is an innovative company providing high quality fire protection and life safety systems and consulting services throughout North America for customers such as Home Depot, Walmart, Sears, Best Buy and many other large national and regional property owners.

From 2005 to 2006, Mr. Papworth was the Chief Financial Officer of the $500 million Phoenix division of Meritage Homes (NYSE:MTH) during a period of rapid growth where he delivered strategic business and operational improvements to maximize profitability and return on net assets. From 2000 to 2004, he was Chief Financial Officer of Kronos Advanced Technologies, Inc. (OTC:KNOS) where he was successful in his first reverse-merger going public transaction. At Kronos, Mr. Papworth was instrumental in securing $15 million of private equity funding and helping the company through the development stage. From 1996 to 2000, Mr. Papworth was Vice President of Wilshire Financial Services Group, Inc. (NYSE:WFSG) and Chief Financial Officer of its subsidiary Beverly Hills Bancorp during a period of explosive growth. At Wilshire Financial Services Group, Inc., he was instrumental in taking the company public and raising $100 million via an initial public offering, building the financial and operating systems, and negotiating and integrating acquisitions. His early business experience includes executive leadership positions with Taylor Morrison and The Maintenance Warehouse (a division of the Home Depot Supply).

Mary Juetten

Ms. Juetten is the Chief Operating Officer of YouChange, Inc. A twenty-five year veteran of business, Ms. Juetten has extensive public and private industry experience as an auditor, a consultant and an executive. Ms. Juetten holds both a Certified Public Accountant and Canadian Chartered Accountant designation and recently attended the Sandra Day O’Connor College of Law at Arizona State University (”ASU”) from 2008 to 2010, earning her JD and an Environmental and Sustainability Certificate from the Center for Law, Science, and Innovation Certificate. Prior to joining youchange, Ms. Juetten founded her own consulting company in 2010 while in law school and works on several ventures focused on intellectual property.

From 2001 to 2004 Ms. Juetten led the training and development division of AMEC, an international engineering and construction firm in a period of rapid growth. This division provided on-line training for process operators, mainly in the oil and gas and forestry sectors. Clients included major oil companies with projects located in the former Soviet Union, Africa, Asia and North and South America. After a year with a Vancouver law firm in a senior financial role, Ms. Juetten returned to AMEC in the U.S. from 2005 to 2007 as Director of Finance for the Infrastructure Division. This division provided engineering services in North America. Prior to that Ms. Juetten worked as a Vice-President at Vancouver Community College from 1994 to 2000, one of Canada’s largest colleges. Ms. Juetten led the necessary turnaround and change process to restore the financial health and reputation of the College. Ms. Juetten is active in many local charities, serves on volunteer boards and founded the Consumer Advocacy Protection Program and the Family Justice Bus, an outreach legal services program, while at ASU. Ms. Juetten is a graduate of McGill University in Montreal, Quebec, Canada and holds a Bachelor of Commerce in Accounting and International Business and a postgraduate diploma in Public Accountancy. Ms. Juetten placed sixth in Canada on the Chartered Accountant Uniform Final Examination in 1987. Ms. Juetten is active on committees for both the Phoenix Green Chamber of Commerce and the Arizona Technology Council.

Naser Ahmad

Mr. Ahmad is the Chief Technology Officer of YouChange Inc., Mr. Ahmad has been active for over 25 years in the development of computer solutions for distribution and manufacturing companies. Throughout his career, Mr. Ahmad has held technical leadership positions with both entrepreneurial ventures as well as Fortune 100 companies including Caterpillar International, Inc., Santa Fe International and Taylor Management Systems. Prior to joining youchange, Mr. Ahmad had his own software development and consulting business which he has operated since 2005. From 2003 to 2005, he was the Chief Technology Officer, a Director, and co-Chairman of ImproveNet, Inc. In 1989, Mr. Ahmad cofounded SysTech International, Inc., a Texas corporation, which was the predecessor-in-interest to eTechLogix. Mr. Ahmad served as Executive Vice President and Chief Technology Officer of eTechLogix (formerly SysTech International, Inc.) from 1989 to 2003. Prior to 1989, Mr. Ahmad worked for Sante Fe International and Caterpillar. At Sante Fe International, Mr. Ahmad was a member of the task force for evaluating and determining the next generation of application systems for the organization. At Caterpillar, he was the software development manager and the chief architect of its enterprise resource planning (ERP) distribution system. Mr. Ahmad has been instrumental in the development of technology products throughout his career. He co-founded the National Institute of Technology in Karachi, Pakistan, is a member of the Advisory Council of the Darul Islam University, Dhaka, Bangladesh and serves as a Director of several privately held U.S. and foreign corporations. Mr. Ahmad is a graduate of the University of Karachi with a BA in Accounting and a postgraduate degree in Computer Science.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Exchange Act that were furnished to us during fiscal 2011 for persons who were, at any time during fiscal 2011, our directors or executive officers or beneficial owners of more than 10% of the outstanding shares of our common stock, all filing requirements for reporting persons were met, with the exception of a Form 4 filing by Richard Papworth, the Company’s Chief Financial Officer, for the ownership of 28,506 common shares.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Business Conduct and Ethics may, upon request made to us in writing at the following address, be made available without charge: 2708 North 68th Street Suite 4, Scottsdale, Arizona 85257.

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

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our consolidated financial statements. In addition, we believe that at this time, retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated more than minimal revenues to date.

Item 11.  Executive Compensation

Summary Compensation Table

	Fiscal			Stock
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Total ($)

Jeffrey I. Rassás, Chief Executive Officer	2011	$96,000	$-	$-	$96,000
(Principal Executive Officer)	2010	82,000			82,000

Richard A. Papworth, Chief Financial Officer	2011	24,000	-	12,000	36,000
(Principal Financial Officer)	2010	39,500	-	-	39,500

Mary Juetten, Chief Operating Officer,	2011	18,000	-	160,250	178,250
Youchange, Inc. (2)	2010	-	-	-	-

Naser Ahmad, Chief Technology Officer,	2011	-	-	93,333	93,333
Youchange, Inc. (3)	2010	-	-	60,000	60,000

(1)
Represents restricted stock awards.  The reported value of the restricted stock awarded was calculated by multiplying the closing market price of our common stock on the grant date by the number of shares granted.

(2)	Compensation was paid to Protect your Intellectual Property (PIP), LLC, an entity controlled by Ms. Juetten.

(3)	Compensation was paid to SRI Holdings, LLC, an entity controlled by Mr. Ahmad.

As of the date of this filing, Mr. Rassás and Mr. Papworth are being paid a monthly salary of $8,000 and $2,000, respectively; however, these amounts are paid on a month-to-month basis and may be adjusted at any time at our discretion.  Mr. Papworth’s salary is currently being paid via the issuance of shares of our restricted common stock.  Our directors are currently not compensated for their services as directors.

Share-Based Payments

During July 2010, we entered into a one-year consulting agreement with Naser Ahmad through NOMA Enterprises, LLC to provide services as Chief Technology Officer of Youchange, Inc., and issued 333,333 shares of our common stock as compensation for such services. The term of this agreement is from January 1, 2010 to December 31, 2010. As of June 30, 2010, we had accrued $60,000 of compensation expense, which was paid by way of the issuance of one half of these shares.  We recognized the remaining $33,333 of expense during July 2010 for the 333,333 total shares issued, which was recorded as professional fees. The consulting agreement has not been renewed as of the date of this filing; however, Mr. Ahmad has continued to provide services to the Company on a month-to-month basis for $10,000 per month, and we issued an additional 142,528 common shares during June 2011 as compensation for the six months ended June 30, 2011.

During December 2010, we entered into a one year consulting agreement with Mary Juetten, through Protect your Intellectual Property (PIP), LLC to provide services as Chief Operating Officer of YouChange, Inc. The term of this agreement is from October 1, 2010 to September 30, 2011.  During fiscal 2011, we issued a total of 625,625 shares of our common stock as compensation for services and recognized $160,250 of expense for the issuance of these shares, which was recorded as professional fees.

During June 2011, we issued 28,506 common shares to Richard Papworth, our Chief Financial Officer for services rendered.  We expensed $12,000 as professional fees for the issuance of these shares.

We have no outstanding stock options or stock purchase rights to any of our employees, officers or directors.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership as of August 31, 2011 of our common stock by (i) each of our executive officers; (ii) each of our directors; and (iii) each person known by us to own beneficially more than five percent of the outstanding common stock. The address for each of the persons and entities listed below is 2708 North 68th Street Suite 4, Scottsdale, Arizona 85257. The percentage ownership of the persons in the table below are based on 38,787,564 common shares outstanding on August 31, 2011. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the common stock owned by them.

	Number
	of Shares
	Beneficially		Percentage
Name	Owned (1)		of Shares (2)
Jeffrey I. Rassás	7,500,000	(3)	19.3
Steve Phelps	3,000,000	(4)	7.7
Vic Sibilla	2,850,000	(5)	7.3
Mary Juetten	728,921	(6)	1.9
Naser Ahmad	475,861	(7)	1.2
Richard A. Papworth	148,506		0.4
All executive officers and directors as a group (four persons)	8,853,288		22.8

(1)
Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Common stock subject to options and warrants currently exercisable or exercisable within 60 days of August 31, 2011 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	Percentages are based on 38,787,564 shares of common stock outstanding as of August 31, 2011.
(3)	All shares held indirectly by Jeffrey I. Rassás, a director and Chief Executive Officer of Youchange, Inc., as a general partner of Hayjour Family Limited Partnership.
(4)	Includes 75,000 shares held by Mr. Phelps in his IRA and 75,000 shares held by wife Kimberley Phelps in her IRA.
(5)
Includes 75,000 shares held by Mr. Sibilla in his IRA and 75,000 shares held by wife Geraldine Sibilla in her IRA, 150,000 shares owned by minor children and 75,000 of another child, all that share Mr. Sibilla’s household.

(6)
All shares held indirectly by Mary Juetten, Chief Operating Officer, Youchange, Inc., as Manager of Protect Your Intellectual Property (PIP), LLC, except for 103,296 shares held by Ms. Juetten’s spouse.

(7)	All shares held indirectly by Naser Ahmad, Chief Technology Officer, Youchange, Inc., as Manager of SRI Holdings, LLC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the years ended June 30, 2011 and 2010, we incurred approximately $87,000 and $40,000 of capitalized software development costs, respectively, from NOMA Enterprises, LLC, an entity controlled by Naser Ahmad, Chief Technology Officer of Youchange, Inc.

During July 2010, we entered into a one-year consulting agreement with Naser Ahmad through NOMA Enterprises, LLC to provide services as Chief Technology Officer of Youchange, Inc., and issued 333,333 shares of our common stock as compensation for such services. The term of this agreement is from January 1, 2010 to December 31, 2010. As of June 30, 2010, we had accrued $60,000 of compensation expense, which was paid by way of the issuance of one half of these shares.  We recognized the remaining $33,333 of expense during July 2010 for the 333,333 total shares issued, which was recorded as professional fees. The consulting agreement has not been renewed as of the date of this filing; however, Mr. Ahmad has continued to provide services to the Company on a month-to-month basis for $10,000 per month, and we issued an additional 142,528 common shares during June 2011 as compensation for the six months ended June 30, 2011.

During December 2010, we entered into a one year consulting agreement with Mary Juetten, through Protect your Intellectual Property (PIP), LLC to provide services as Chief Operating Officer of YouChange, Inc. The term of this agreement is from October 1, 2010 to September 30, 2011.  During fiscal 2011, we issued a total of 625,625 shares of our common stock as compensation for services and recognized $160,250 of expense for the issuance of these shares, which was recorded as professional fees. Additionally, we recognized expense of approximately $18,000 for cash-based consideration paid to Ms. Juetten’s for her services as Chief Operating Officer of Youchange, Inc, which is also recorded as professional fees.

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

Item 14.  Principal Accounting Fees and Services

Information regarding principle accountant fees and services is as follows:

Audit Fees

Audit fees for fiscal 2011 and 2010 by Semple, Marchal and Cooper, LLP were $40,500 and $27,500, respectively. Audit fees billed and paid for fiscal 2011 and 2010 included fees for quarterly reviews.

Audit Related Fees

Audit related fees were nil and $7,500 for fiscal 2011 and 2010.

Tax Fees

Tax related fees were de minimis for fiscal 2011 and 2010 for Semple, Marchal and Cooper, LLP.

All Other Fees

Other fees for fiscal 2011 and 2010 by Semple, Marchal and Cooper were $4,700 and nil, respectively.  Other fees for fiscal 2011 related to review of SEC comment letter correspondence and fees incurred related to the acquisition of Feature Marketing, which was rescinded during February 2011.

Pre-Approval Policies and Procedures

The Board of Directors approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by Semple, Marchal and Cooper, LLP that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In fiscal 2011 and 2010, none of the fees paid to Semple, Marchal and Cooper, LLP were approved pursuant to the de minimis exception.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Consolidated Financial Statements

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because they are not applicable.

(3) Exhibits

Documents filed as exhibits to this report or incorporated by reference:

No.	Exhibits

2.1	Agreement and Plan of Merger dated March 15, 2010 (Filed as an Exhibit to Form 8-K filed March 22, 2010 and incorporated herein by reference)
3.1	Articles of Incorporation (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
3.2	Amendment to Articles of Incorporation (Filed as an Exhibit to Form 14C Definitive Information Statement filed on June 2, 2010 and incorporated herein by reference)
3.3	By-laws (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)
14	Code of Ethics
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer and Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUCHANGE HOLDINGS CORP

/s/ JEFFREY I. RASSÁS
Jeffrey I. Rassás
Chief Executive Officer and Director

September 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY RASSÁS Jeffrey Rassás	Chairman of the Board of Directors and Chief Executive Officer	September 28, 2011

/s/ RICHARD A. PAPWORTH Richard A. Papworth	Director and Chief Financial Officer	September 28, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
YouChange Holdings Corp
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of YouChange Holdings Corp (a development stage company) as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2011 and 2010, and for the period from August 22, 2008 (inception) to June 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YouChange Holdings Corp (a development stage company) at June 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010, and for the period from August 22, 2008 (inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is currently in the development stage and has not earned significant revenue as of June 30, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Phoenix, Arizona
September 28, 2011

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$66,264	$44,309
Inventory	3,522	-
Prepaid expenses and other current assets	14,541	7,394

Total current assets	84,327	51,703

Advances to Feature Marketing	96,875	70,000
Property and equipment - net	4,065	5,265
Capitalized software costs	128,650	40,000
Other assets	6,500	6,500

Total assets	$320,417	$173,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$63,212	$100,594
Accrued interest payable	8,945	-
Note payable - related party	37,500	37,500
Convertible notes payable	75,000	-

Total current liabilities	184,657	138,094

Convertible notes payable - related party, net of discount of $20,729 and nil as of June 30, 2011 and 2010, respectively	4,271	-

Total liabilities	188,928	138,094

Shareholders' equity:
Common stock, $.001 par value; 60,000,000 shares authorized; 38,426,227 and 35,405,588 shares issued as of June 30, 2011 and 2010, respectively; 38,351,227 and 35,405,588 shares outstanding as of June 30, 2011 and 2010, respectively	38,426	35,406
Additional paid-in capital	1,941,748	1,067,128
Treasury stock, at cost (75,000 common shares and no common shares as of June 30, 2011 and 2010, respectively	(26,250)	-
Deficit accumulated during the development stage	(1,822,435)	(1,067,160)

Total shareholders' equity	131,489	35,374

Total liabilities and shareholders' equity	$320,417	$173,468

The accompanying notes are an integral part of these Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2011	2010	2011

Net revenues	$9,160	$-	$9,160
Cost of products sold	5,386	-	5,386

Gross profit	3,774	-	3,774

Operating expenses:
Professional fees	432,700	286,308	763,608
Salaries and wages	98,738	-	98,738
Licensing fees	89,130	-	89,130
General and administrative	60,293	25,683	110,529
Marketing	47,787	11,739	59,526
Expense of reverse merger	-	620,040	620,040

Total operating expenses	728,648	943,770	1,741,571

Loss from operations	(724,874)	(943,770)	(1,737,797)

Other income (expense):
Interest income	18,129	7,394	27,573
Interest expense	(48,530)	(63,681)	(112,211)

Total other expense	(30,401)	(56,287)	(84,638)

Net loss	$(755,275)	$(1,000,057)	$(1,822,435)

Basic and diluted net loss per common share	$(0.02)	$(0.05)

Weighted average common shares outstanding - basic and diluted	36,608,849	18,922,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Treasury	Development	Shareholders'
	Shares	Amount	Capital	Stock	Stage	Equity

Balance at inception, August 22, 2008	-	$-	$-	$-	$-	$-

Issuance of common stock upon formation	1,000,000	1,000	-	-	-	1,000
Net loss	-	-	-	-	(67,103)	(67,103)

Balance, June 30, 2009	1,000,000	1,000	-	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	-	4,000
Common stock issued for intangible asset	1,500,000	1,500	1,000	-	-	2,500
Conversion of convertible notes payable	683,197	683	512,998	-	-	513,681
Effect of reverse merger	26,766,391	26,767	59,546	-	-	86,313
Common stock issued in connection with reverse merger	1,456,000	1,456	493,584	-	-	495,040
Net loss	-	-	-	-	(1,000,057)	(1,000,057)

Balance, June 30, 2010	35,405,588	35,406	1,067,128	-	(1,067,160)	35,374
Common stock issued for cash	1,000,000	1,000	249,000	-	-	250,000
Common stock issued for services	1,404,753	1,404	407,922	-	-	409,326
Conversion of convertible notes payable	615,886	616	161,381	-	-	161,997
Beneficial conversion feature	-	-	56,317	-	-	56,317
Acquisition of treasury stock	-	-	-	(26,250)		(26,250)
Net loss	-	-	-	-	(755,275)	(755,275)

Balance, June 30, 2011	38,426,227	$38,426	$1,941,748	$(26,250)	$(1,822,435)	$131,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(755,275)	$(1,000,057)	$(1,822,435)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts and deferred financing costs	35,588	50,000	85,588
Depreciation expense	1,200	-	1,200
Common stock issued for services	409,326	-	409,326
Common stock issued for interest	-	13,681	13,681
Cash based expense for reverse merger	-	125,000	125,000
Common stock issued for reverse merger	-	495,040	495,040
Changes in operating assets and liabilities:
Inventory	(3,522)	-	(3,522)
Prepaid expenses and other assets	(20,272)	(11,394)	(31,666)
Accounts payable and other accrued expenses	(37,382)	99,604	62,222
Accrued interest payable	12,942	-	12,942

Net cash used in operating activities	(357,395)	(228,126)	(652,624)

Cash flows from investing activities:
Software development costs	(88,650)	(40,000)	(128,650)
Advances to Feature Marketing	(40,000)	(70,000)	(110,000)
Purchase of property and equipment	-	(5,265)	(5,265)
Cash paid for reverse merger	-	(87,500)	(87,500)

Net cash used in investing activities	(128,650)	(202,765)	(331,415)

Cash flows from financing activities:
Proceeds from sale of common stock	250,000	5,000	255,000
Proceeds from convertible notes payable	258,000	-	258,000
Proceeds from notes payable	-	500,000	500,000
Borrowings from related parties	-	-	88,992
Repayment of related party payables	-	(1,689)	(1,689)
Fees paid for financing costs	-	(50,000)	(50,000)

Net cash provided by financing activities	508,000	453,311	1,050,303

Increase in cash and cash equivalents	21,955	22,420	66,264
Cash and cash equivalents, beginning of period	44,309	21,889	-

Cash and cash equivalents, end of period	$66,264	$44,309	$66,264

The accompanying notes are an integral part of these Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization of Business and Basis of Presentation

On March 30, 2010, Youchange, Inc. and BlueStar Financial Group, Inc. (“BSFG”), a Nevada corporation and publicly traded shell company at such time, completed a merger transaction (referred to as the “reverse merger” throughout this filing), which is described in further detail below, and resulted in Youchange, Inc. shareholders obtaining control of BSFG. The surviving publicly traded entity following the reverse merger transaction changed its name to “YouChange Holdings Corp” during May 2010.  The terms “youchange”, “we”, “us”, “our” or the “Company” refer to YouChange Holdings Corp and its consolidated subsidiary, Youchange, Inc., following the date of the merger transaction, and to Youchange, Inc. prior to the date of the reverse merger transaction. All significant intercompany balances and transactions are eliminated in consolidation. Our fiscal year end is June 30.

For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction, and consequently the assets and liabilities and the historical operations reflected in these consolidated financial statements are those of Youchange, Inc. and are recorded at the historical cost basis of Youchange, Inc.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Youchange.

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

Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking though the complete handling cycle of all electronics collected.  In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange.  Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected, facilitating the sustainability objectives by extending the lifecycle of these items and keeping such items from the electronic waste stream.  Once developed and launched, the youchange eTS is expected to become part of a system that will allow youchange to establish a reCommerce business without an investment in bricks and mortar by partnering with, and charging a management fee to, local retailers, electronic refurbishment centers and recyclers.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include carrying amounts of long-lived assets and advances to Feature Marketing, deferred financing costs and deferred taxes.

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

2. Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation for deposits up to certain limits.  The Company had no uninsured cash as of June 30, 2011 or June 30, 2010, but may from time to time have cash balances that exceed insured limits.

Inventory

Inventories consist of consumer electronics and computer devices and are stated at the lower of cost (first-in, first-out method) or market. We establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory and current and expected market conditions. We record provisions for inventory obsolescence as part of cost of products sold. Inventories are presented net of allowances relating to the above provisions; however, as of June 30, 2011, no provisions were deemed to be warranted or required by management.

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

Revenue Recognition

Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer upon delivery to the designated carrier. Cash discounts, sales incentives and returns are estimated and recognized at the time of sale based on historical experience and current customer commitments. Revenue is reported net of discounts and returns and excludes sales taxes.

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

As of June 30, 2011 and 2010, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense.  Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for the tax years ending June 30, 2009 and 2010. Tax audits by their very nature are often complex and can require several years to complete.

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable and other accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011.  The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2011 or 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period from August 22, 2008 (inception) to June 30, 2011.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Costs of normal repairs and maintenance are charged to expense as incurred. Depreciation commences at the time the assets are placed in service.  Gains or losses on disposals of assets are recognized as incurred.  As of June 30, 2011 and 2010, our property and equipment consists of furniture and fixtures at our corporate offices.  These assets have an estimated useful life of seven years and were placed in service on June 30, 2010. As of June 30, 2011 and 2010, accumulated depreciation was $1,200 and nil, respectively.

Impairment of Long Lived Assets

Impairment losses are to be recognized when the carrying amount of a long lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group. We have not recognized any impairment losses for the Company’s long lived assets from August 22, 2008 (inception) to June 30, 2011.

Earnings Per Share Information

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of outstanding Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible securities using the if-converted method. Basic and diluted loss per share were the same for all periods reported due to the net losses attributable to common shareholders for all periods reported. As of June 30, 2011, we had convertible notes payable outstanding that, with accrued interest, were convertible into approximately 436,000 common shares.  As of June 30, 2011, the conversion ratio for these notes was lower than our closing stock price.  These convertible notes payable are described in more detail in Note 6.

Software Development Costs

The costs of developing internal–use software are to be evaluated during three stages of the development project.  The stages are: (i) the preliminary project stage; (ii) the application development stage; and (iii) the post-implementation stage. Only costs associated with the application development stage are capitalized.  Development costs associated with the other two stages are expensed as incurred.  Capitalizable costs include fees paid to third parties to develop the software during the application development stage, payroll costs for employees directly associated with the development project and only include specific time spent working directly on the development project and interest costs incurred while developing the project, if any. The Company has capitalized costs incurred in the application development stage totaling $88,650 and $40,000 for the years ended June 30, 2011 and 2010, respectively.  These costs relate to our proprietary business platform.  We have contracted with a software development team to create this business platform and web-based interface.  During the years ended June 30, 2011 and 2010, we incurred approximately $87,000 and $40,000 of capitalized software development costs, respectively, from NOMA Enterprises, LLC, an entity controlled by Naser Ahmad, Chief Technology Officer of Youchange, Inc. These costs will be amortized over a period of three years following completion of the project.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was de minimis for the period from August 22, 2008 (inception) to June 30, 2011.

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

Recently Issued Accounting Pronouncements

During June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASC 2011-04”).  The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

During December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (“ASU 2010-28”). ASU 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update is effective for fiscal years beginning after December 15, 2010. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

During April 2010, the FASB issued Accounting Standards Update ("ASU") 2010-17, Revenue Recognition-Milestone Method ("ASU 2010-17"). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (i) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (ii) related solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Feature Marketing Acquisition

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of June 30, 2011 advances outstanding totaled approximately $97,000, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $28,000 relative to these advances for the period from August 22, 2008 (inception) to June 30, 2011.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock as of June 30, 2011. As of June 30, 2011, management believes all outstanding advances to Feature Marketing, and interest on such advances, will be fully realized and accordingly, has not provided for any allowance for these balances as of June 30, 2011.

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

During fiscal 2011, we issued common shares for the following transactions:

•
During July 2010, we entered into a one-year consulting agreement with Naser Ahmad through NOMA Enterprises, LLC to provide services as Chief Technology Officer of Youchange, Inc., and issued 333,333 shares of our common stock as compensation for such services. The term of this agreement is from January 1, 2010 to December 31, 2010. As of June 30, 2010, we had accrued $60,000 of compensation expense, which was paid by way of the issuance of one half of these shares.  We recognized the remaining $33,333 of expense during July 2010 for the 333,333 total shares issued, which was recorded as professional fees. The consulting agreement has not been renewed as of the date of this filing; however, Mr. Ahmad has continued to provide services to the Company on a month-to-month basis for $10,000 per month, and we issued an additional 142,528 common shares during June 2011 as compensation for the six months ended June 30, 2011.

•
During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  We issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $35,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares valued at $30,000 as payment for the second year of the agreement after the one year anniversary of this agreement.  We expensed $54,130 as general and administrative expense for the issuance of the 193,322 shares of common stock during July 2010.

•
During December 2010, we entered into a one year consulting agreement with Mary Juetten, through Protect your Intellectual Property (PIP), LLC to provide services as Chief Operating Officer of Youchange, Inc. The term of this agreement is from October 1, 2010 to September 30, 2011.  During fiscal 2011, we issued a total of 625,625 shares of our common stock as compensation for services and recognized $160,250 of expense for the issuance of these shares, which was recorded as professional fees.  Additionally, we recognized expense of approximately $18,000 for cash-based consideration paid to Ms. Juetten’s for her services as Chief Operating Officer of Youchange, Inc, which is also recorded as professional fees.

•	During March 2011, we raised $250,000 through the sale of 1,000,000 common shares in a private placement transaction with an accredited investor at a sales price of $0.25 per common share.

•	During June 2011, we issued 28,506 common shares to Richard Papworth, our Chief Financial Officer for services rendered. We expensed $12,000 as professional fees for the issuance of these shares.

•
During fiscal 2011, we issued 615,886 common shares upon conversion of principal and interest previously outstanding on convertible notes payable.  These transactions are discussed in more detail in Note 6.

•	During fiscal 2011, we also issued 81,439 common shares in exchange for other professional services. We expensed $29,022 as general and administrative expense for the issuance of these shares.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Convertible Notes Payable

The following summarizes our currently outstanding convertible notes payable and convertible notes payable due to related parties:

•
During July 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on January 19, 2011 and bears interest at a rate of 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share.  Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note.  During July 2011, this convertible note, plus $3,178 of accrued interest, was converted to 112,713 common shares.

•
During August 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured on February 6, 2011 and bears interest at 12.0% per annum.  The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note. During July 2011, this convertible note, plus $2,999 of accrued interest, was converted to 111,996 common shares.

•
During September 2010, we issued a $22,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and bears interest at a rate of 8.0% per annum. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note. During June 2011, this convertible note, plus $1,247 of accrued interest, was converted to 92,983 common shares.

•
During September 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured 61 days from the date of issue and bears interest at a rate of 8.0% per annum. The Company had the right to extend the maturity of this note an additional 30 days. The note and any accrued interest may be converted at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,500 for this convertible note. During July 2011, this convertible note, plus $2,083 of accrued interest, was converted to 108,332 common shares.

•
During October 2010, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share.  During June 2011, this convertible note, plus $1,250 of accrued interest, was converted to 87,500 common shares.

•
During November 2010, we issued a $13,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $1,083 for this convertible note. During June 2011, this convertible note, plus $580 of accrued interest, was converted to 45,268 common shares.

•
During December 2010, we issued an $8,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $1,334 for this convertible note. During June 2011, this convertible note, plus $320 of accrued interest, was converted to 27,735 common shares.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
During December 2010, we issued a $90,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note is secured by all of the assets of the Company, matures two years from the date of issuance and may be accelerated if the Company raises $1.0 million in private financing before the maturity date.  The note bears interest at a rate of 12.0% per annum and is convertible at any time, at the discretion of the investor, to shares of our common stock at a rate of $0.25 per share. Unpaid accrued interest is convertible at any time, at the discretion of the investor, to shares of our common stock, with the conversion rate equal to the average closing price of our common stock for the ten days preceding such conversion.  Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $23,400 for this convertible note. During January 2011, this convertible note, plus $600 of accrued interest, was converted to 362,400 common shares.

•
During March 2011, we raised $25,000 under a convertible note with the spouse of an officer of  YouChange, Inc.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $25,000 for this convertible note. During July 2011, this convertible note, plus $824 of accrued interest, was converted to 103,296 common shares.

As of June 30, 2011, the convertible notes payable and associated accrued interest described above are convertible into a total of approximately 436,000 common shares.

7. Provision for Income Taxes

At June 30, 2011, the Company had incurred a net operating loss during the development stage of approximately $1.8 million, which is available to offset future federal and state taxable income through December 31, 2031 and 2016, respectively. The Company has established a valuation allowance equal to the full amount of the deferred tax assets approximating $0.7 million due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the federal statutory rate to the effective income tax rate for the periods presented below is as follows:

			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2011	2010	2011

Tax at federal statutory rate	$257,000	$340,000	$620,000
Tax at state statutory rate	42,000	56,000	102,000
Increase in valuation allowance	(285,000)	(396,000)	(708,000)
Non-deductible interest expense	(14,000)	-	(14,000)

Net deferred	$-	$-	$-
The reported amount of income tax benefit that would result from applying domestic federal and state statutory rates is not reflected in the financial statements due to the valuation allowance which offsets the tax benefit in its entirety.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income tax assets consist of the following as of June 30, 2011 and 2010:

	2011	2010

Net operating loss carry forward	$708,000	$423,000
Less: Valuation allowance	(708,000)	(423,000)

Net deferred tax asset	$-	$-
8. Professional Fees

Included in professional fees on the accompanying Statements of Operations are charges relative to four of the Company’s officers (two of which are officers of Youchange, Inc.) of $327,583 and $181,500 for the years ended June 30, 2011 and 2010, respectively, and $532,583 for the period from August 22, 2008 (inception) to June 30, 2011.  As of June 30, 2010 $8,000 was due to officers for these professional fees, which is included in accounts payable and other accrued expenses on the accompanying Consolidated Balance Sheets. As of June 30, 2011, no amounts were due our officers for these professional fees.

During fiscal 2010, a company controlled by our Chief Executive Officer advanced approximately $6,000 to us, which was repaid prior to June 30, 2010.

9. Commitments and Contingencies

Operating Leases

The Company leases approximately 2,400 square feet of office space in Scottsdale, Arizona.  The lease agreement expires during August 2012 and calls for rent of approximately $2,500 per month.  Future minimum lease payments required by our facility operating lease are as follows for the fiscal years ending June 30:

2012	$30,000
2013	5,000

Total	$35,000
Rent expense was approximately $31,000 and $3,000 for the years ended June 30, 2011 and 2010, respectively, and approximately $45,000 for the period from August 22, 2008 (inception) to June 30, 2011. Rent expense is included in general and administrative expense on the accompanying Statements of Operations.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  As described elsewhere herein, we issued 193,322 shares of common stock upon the execution of this agreement and will be required to pay $35,000 over the first year of the agreement and $63,000 over the second year of the agreement.  Additionally, we will be required to issue additional common shares valued at $30,000 after the one year anniversary of this agreement for the second year of the agreement.

10. Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows:
			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2011	2010	2011
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	161,997	500,000	661,997
Treasury stock acquired in exchange for a reduction of amounts due the Company from Feature Marketing	26,250	-	26,250
Common stock issued for intangible asset	-	2,500	2,500
Effect of reverse merger	-	86,313	86,313
Reverse merger costs financed with note payable	-	75,000	-
Issuance of 1,000,000 shares of common stock for a note	-	-	1,000

11. Subsequent events

The following subsequent events occurred in addition to those previously described in these financial statements:

During August 2011, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.30 per share.