Form 10-Q
period 2011-09-30
YouChange Holdings Corp
filed 2011-11-14
CIK 1442236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of Common Shares of the Registrant outstanding as of October 31, 2011 was 38,930,605.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	2
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010 and for the Period From August 22, 2008 (Inception) to September 30, 2011	3
	Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the Period from August 22, 2008 (Inception) to September 30, 2011	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 and for the Period From August 22, 2008 (Inception) to September 30, 2011	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Removed and Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,661	$66,264
Inventory	2,036	3,522
Prepaid expenses and other current assets	13,817	14,541

Total current assets	20,514	84,327

Advances to Feature Marketing	96,875	96,875
Property and equipment - net	3,765	4,065
Capitalized software costs	147,150	128,650
Other assets	7,370	6,500

Total assets	$275,674	$320,417

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$61,606	$63,212
Accrued interest payable	267	8,945
Notes and advances payable - related party	42,500	37,500
Convertible notes payable - short-term	-	75,000

Total current liabilities	104,373	184,657

Convertible notes payable - long-term	25,000	-
Convertible notes payable - related party, net of discount of nil and $20,729 as of September 30, 2011 and June 30, 2011, respectively	-	4,271

Total liabilities	129,373	188,928

Shareholders' equity:
Common stock, $.001 par value; 60,000,000 shares authorized; 39,005,605 and 38,426,227 shares issued as of September 30, 2011 and June 30, 2011, respectively; 38,930,605 and 38,351,227 shares outstanding as of September 30, 2011 and June 30, 2011, respectively	39,006	38,426
Additional paid-in capital	2,099,029	1,941,748
Treasury stock, at cost (75,000 common shares as of September 30, 2011 and June 30, 2011, respectively)	(26,250)	(26,250)
Deficit accumulated during the development stage	(1,965,484)	(1,822,435)

Total shareholders' equity	146,301	131,489

Total liabilities and shareholders' equity	$275,674	$320,417

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			August 22,
			2008
			(Inception) to
	Three Months Ended September 30,		September 30,
	2011	2010	2011

Net revenues	$10,833	$-	$19,993
Cost of products sold	2,848	-	8,234

Gross profit	7,985	-	11,759

Operating expenses:
Professional fees	60,979	75,102	824,587
Salaries and wages	35,514	-	134,252
Licensing fees	-	64,130	89,130
General and administrative	20,670	13,983	131,199
Marketing	15,976	11,750	75,502
Expense of reverse merger	-	1,345	620,040

Total operating expenses	133,139	166,310	1,874,710

Loss from operations	(125,154)	(166,310)	(1,862,951)

Other income (expense):
Interest income	3,300	4,578	30,873
Interest expense	(21,195)	(1,115)	(133,406)

Total other income (expense)	(17,895)	3,463	(102,533)

Net loss	$(143,049)	$(162,847)	$(1,965,484)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	38,755,874	35,811,059

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Treasury	Development	Shareholders'
	Shares	Amount	Capital	Stock	Stage	Equity
Balance at inception, August 22, 2008	-	$-	$-	$-	$-	$-
Issuance of common stock upon formation	1,000,000	1,000	-	-	-	1,000
Net loss	-	-	-	-	(67,103)	(67,103)

Balance, June 30, 2009	1,000,000	1,000	-	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	-	4,000
Common stock issued for intangible asset	1,500,000	1,500	1,000	-	-	2,500
Conversion of convertible notes payable and accrued interest	683,197	683	512,998	-	-	513,681
Effect of reverse merger	26,766,391	26,767	59,546	-	-	86,313
Common stock issued in connection with reverse merger	1,456,000	1,456	493,584	-	-	495,040
Net loss	-	-	-	-	(1,000,057)	(1,000,057)

Balance, June 30, 2010	35,405,588	35,406	1,067,128	-	(1,067,160)	35,374
Common stock issued for cash	1,000,000	1,000	249,000	-	-	250,000
Common stock issued for services	1,404,753	1,404	407,922	-	-	409,326
Conversion of convertible notes payable and accrued interest	615,886	616	161,381	-	-	161,997
Beneficial conversion feature	-	-	56,317	-	-	56,317
Acquisition of treasury stock	-	-	-	(26,250)		(26,250)
Net loss	-	-	-	-	(755,275)	(755,275)

Balance, June 30, 2011	38,426,227	38,426	1,941,748	(26,250)	(1,822,435)	131,489
Common stock issued for services	143,041	143	48,634	-	-	48,777
Conversion of convertible notes payable and accrued interest	436,337	437	108,647	-	-	109,084
Net loss	-	-	-	-	(143,049)	(143,049)

Balance, September 30, 2011	39,005,605	$39,006	$2,099,029	$(26,250)	$(1,965,484)	$146,301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 22,
			2008
			(Inception) to
	Three Months Ended September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(143,049)	$(162,847)	$(1,965,484)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts and deferred financing costs	20,729	-	106,317
Depreciation expense	300	300	1,500
Common stock issued for services	48,777	149,213	458,103
Common stock issued for interest	-	-	13,681
Cash based expense for reverse merger	-	-	125,000
Common stock issued for reverse merger	-	-	495,040
Changes in operating assets and liabilities:
Inventory	1,486	-	(2,036)
Prepaid expenses and other assets	(146)	(9,578)	(31,812)
Accounts payable and other accrued expenses	(1,606)	(45,099)	60,616
Accrued interest payable	406	-	13,348

Net cash used in operating activities	(73,103)	(68,011)	(725,727)

Cash flows from investing activities:
Software development costs	(18,500)	(25,400)	(147,150)
Advances to Feature Marketing	-	(15,000)	(110,000)
Purchase of property and equipment	-	-	(5,265)
Cash paid for reverse merger	-	-	(87,500)

Net cash used in investing activities	(18,500)	(40,400)	(349,915)

Cash flows from financing activities:
Proceeds from convertible notes payable	25,000	72,000	283,000
Proceeds from sale of common stock	-	-	255,000
Proceeds from notes payable	-	25,000	500,000
Borrowings from related parties	5,000	-	93,992
Repayment of related party payables	-	-	(1,689)
Fees paid for financing costs	-	-	(50,000)

Net cash provided by financing activities	30,000	97,000	1,080,303

Increase in cash and cash equivalents	(61,603)	(11,411)	4,661
Cash and cash equivalents, beginning of period	66,264	44,309	-

Cash and cash equivalents, end of period	$4,661	$32,898	$4,661

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these Unaudited Condensed Consolidated Financial Statements are consistent with those followed in our annual consolidated financial statements for the year ended June 30, 2011, as filed on Form 10-K. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended June 30, 2011. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of outstanding Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible securities using the if-converted method. Basic and diluted loss per share were the same for all periods reported due to the net losses attributable to common shareholders for all periods reported. As of September 30, 2011, we had convertible notes payable outstanding that, with accrued interest, were convertible into approximately 84,000 common shares.  As of September 30, 2011, the conversion ratio for these notes was lower than our closing stock price.  These convertible notes payable are described in more detail in Note 6.

Reverse Merger with BSFG

On March 15, 2010, BSFG and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Youchange, Inc. The Merger Agreement and the acquisition agreed to therein was closed on March 30, 2010.  At the closing of the reverse merger, Youchange, Inc. merged into Merger Sub, with Youchange, Inc. as the surviving entity. At the time the Merger Agreement was executed, Jeffrey Rassás and Richard Papworth, currently our Chief Executive Officer and Chief Financial Officer, respectively, and directors of the Company, were directors and officers of both BSFG and Youchange, Inc. BSFG acquired all 7,183,197 of the issued and outstanding common shares of Youchange Inc. from Youchange Inc. shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  Youchange, Inc. shareholders received three shares of BSFG Common Stock for each share of Youchange, Inc.  These figures included 2,049,591 shares of BSFG Common Stock issued to the former note holders of Youchange, Inc. whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681 was converted into 683,197 shares of Youchange, Inc. common stock immediately prior to the reverse merger. As a result of the reverse merger there were a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders held 61%. Additionally, following the completion of the reverse merger, we issued 1,456,000 shares of our common stock to the sellers of BSFG.

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

Recently Issued Accounting Pronouncements

During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, which is currently required for all companies that report goodwill. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of September 30, 2011 and June 30, 2011 advances outstanding totaled approximately $97,000, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $31,000 relative to these advances for the period from August 22, 2008 (inception) to September 30, 2011.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock.  As of September 30, 2011 and June 30, 2011, management believes all outstanding advances to Feature Marketing, and interest on such advances, will be fully realized and accordingly, has not provided for any allowance for these balances as of such dates.

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

As a result of the reverse merger there were a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders held 61%. For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  We issued 193,322 shares of common stock upon the execution of this agreement and were required to pay $35,000 over the first year of the agreement, and under the original terms, were required to pay $63,000 over the second year of the agreement and issue additional common shares valued at $30,000 as payment for the second year of the agreement. After the one year anniversary of this agreement, we have agreed to terminate the provisions and terms of the second year and negotiate a new agreement that is more conducive to the current economic status and needs of the Company.  Until such time as the new terms have been reached, the strategic partner has agreed to continue providing access to the pricing database. We expensed $54,130 as general and administrative expense for the issuance of the 193,322 shares of common stock during July 2010.

•
During December 2010, we entered into a one year consulting agreement with Mary Juetten, through Protect your Intellectual Property (PIP), LLC to provide services as Chief Operating Officer of Youchange, Inc. The term of this agreement is from October 1, 2010 to September 30, 2011.  During fiscal 2011, we issued a total of 625,625 shares of our common stock as compensation for services and recognized $160,250 of expense for the issuance of these shares, which was recorded as professional fees.  Additionally, we recognized expense of approximately $18,000 for cash-based consideration paid to Ms. Juetten’s for her services as Chief Operating Officer of Youchange, Inc, which is also recorded as professional fees.  During the first quarter of fiscal 2012, Ms. Juetten resigned from her position with the Company.

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

During the first three months of fiscal 2012, we issued common shares for the following transactions:

•
During the first three months of fiscal 2012, we issued 86,097 common shares to an entity controlled by Naser Ahmad, the Chief Technology Officer of Youchange, Inc.  We expensed $30,000 as professional fees for the issuance of these shares.

•
During the first three months of fiscal 2012, we issued 17,219 common shares to Richard Papworth, our Chief Financial Officer for services rendered.  We expensed $6,000 as professional fees for the issuance of these shares.

•
During July 2011, we issued 436,337 common shares upon conversion of principal and interest previously outstanding on convertible notes payable, of which 103,296 was with a related party.  These transactions are discussed in more detail in Note 6.

•
During the first three months of fiscal 2012, we also issued 39,725 common shares in exchange for other professional services.  We expensed approximately $10,000 as professional fees and approximately $3,000 as marketing expense for the issuance of these shares.

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

5. Related Party Advances

During the three months ended September 30, 2011 we received $5,000 in short-term advances from Jeffrey Rassás, our Chief Executive Officer and Chairman of our Board of Directors.  During October 2011, Mr. Rassás advanced an additional $13,000 to the Company.  During October 2011, we repaid $7,000 of these advances.

6. Convertible Notes Payable

The following summarizes convertible notes payable activity following the reverse merger described in Note 1:

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

•
During March 2011, we issued a $25,000 convertible note with the spouse of a previous officer of  YouChange, Inc in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $25,000 for this convertible note. During July 2011, this convertible note, plus $824 of accrued interest, was converted to 103,296 common shares.

•
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

•
During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note.

As of September 30, 2011, the convertible notes payable and associated accrued interest described above are convertible into a total of approximately 84,000 common shares.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Professional Fees

Included in professional fees on the accompanying Condensed Consolidated Statements of Operations are charges relative to certain of the Company’s officers of $48,000 and $69,300 for the three months ended September 30, 2011 and 2010, respectively, and $580,583 for the period from August 22, 2008 (inception) to September 30, 2011.

8. Commitments and Contingencies

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

9. Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows:

			Period from
			August 22,
			2008
			(Inception) to
	Three Months Ended September 30,		September 30,
	2011	2010	2011
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock	109,084	-	771,081
Treasury stock acquired in exchange for a reduction of amounts due the Company from Feature Marketing	-	-	26,250
Common stock issued for intangible asset	-	-	2,500
Effect of reverse merger	-	-	86,313
Reverse merger costs financed with note payable	-	-	75,000
Issuance of common stock for a note	-	-	1,000

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction, and consequently the assets and liabilities and the historical operations reflected in the condensed consolidated financial statements are those of Youchange, Inc. and are recorded at the historical cost basis of Youchange, Inc.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Youchange.

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

Reverse Merger with BSFG

On March 15, 2010, BSFG and its wholly owned subsidiary BlueStar Acquisition Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Youchange, Inc. The Merger Agreement and the acquisition agreed to therein was closed on March 30, 2010.  At the closing of the reverse merger, Youchange, Inc. merged into Merger Sub, with Youchange, Inc. as the surviving entity. At the time the Merger Agreement was executed, Jeffrey Rassás and Richard Papworth, currently our Chief Executive Officer and Chief Financial Officer, respectively, and directors of the Company, were directors and officers of both BSFG and Youchange, Inc. BSFG acquired all 7,183,197 of the issued and outstanding common shares of Youchange Inc. from Youchange Inc. shareholders in exchange for 21,549,591 shares of BSFG Common Stock.  Youchange, Inc. shareholders received three shares of BSFG Common Stock for each share of Youchange, Inc.  These figures included 2,049,591 shares of BSFG Common Stock issued to the former note holders of Youchange, Inc. whereby the $500,000 principal amount of secured convertible promissory notes plus accrued interest of $13,681 was converted into 683,197 shares of Youchange, Inc. common stock immediately prior to the reverse merger. As a result of the reverse merger there were a total of 35,405,588 shares of our common stock issued and outstanding immediately following the transaction, of which the former Youchange, Inc. shareholders held 61%. Additionally, following the completion of the reverse merger, we issued 1,456,000 shares of our common stock to the sellers of BSFG.

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of September 30, 2011 advances outstanding totaled approximately $97,000, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $31,000 relative to these advances for the period from August 22, 2008 (inception) to September 30, 2011.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock. As of September 30, 2011 and June 30, 2011, management believes all outstanding advances to Feature Marketing, and interest on such advances, will be fully realized and accordingly, has not provided for any allowance for these balances as of such dates.

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

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Condensed Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Condensed Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Condensed Consolidated Statements of Operations. As of September 30, 2011 and June 30, 2011, the Company has established a full valuation allowance for all deferred tax assets.

As of September 30, 2011 and June 30, 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Operating Results

The following table summarizes our operating results for the periods presented below:

			Period from
			August 22,
			2008
	Three Months Ended September 30,		(Inception) to September 30,
	2011	2010	2011

Revenue	$10,833	$-	$19,993
Cost of products sold	2,848	-	8,234

Gross profit	7,985	-	11,759

Operating expenses:
Professional fees	60,979	75,102	824,587
Salaries and wages	35,514	-	134,252
Licensing fees	-	64,130	89,130
General and administrative	20,670	13,983	131,199
Marketing	15,976	11,750	75,502
Expense of reverse merger	-	1,345	620,040

Total operating expenses	133,139	166,310	1,874,710

Loss from operations	$(125,154)	$(166,310)	$(1,862,951)

We are a development stage enterprise for the periods presented above and accordingly, have not recognized significant revenues from our planned business to September 30, 2011.

Professional fees were $60,979 and $75,102 for the three months ended September 30, 2011 and 2010, respectively, and $824,587 for the period from August 22, 2008 (inception) to September 30, 2011.  Professional fees include fees incurred for certain of our officers of $48,000 and $69,300 for the three months ended September 30, 2011 and 2010, respectively, and $580,583 for the period from August 22, 2008 (inception) to September 30, 2011.  Also included in professional fees are legal, accounting and auditing fees.

Salaries and wages totaled $35,514 and nil for the three months ended September 30, 2011, respectively, and $134,252 for the period from August 22, 2008 (inception) to September 30, 2011.  Salaries and wages represent amounts paid or accrued to officers and other employees, which commenced during the second quarter of fiscal 2011 as we began to hire staff in the anticipation of executing our business plan.

Licensing fees were nil and $64,130 for the three months ended September 30, 2011 and 2010, respectively, and $89,130 for the period from August 22, 2008 (inception) to September 30, 2011.  Licensing fees relate to the use of a database to support the consumer offer calculator on our website.

General and administrative expense was $20,670 and $13,983 for the three months ended September 30, 2011 and 2010, respectively, and $131,199 for the period from August 22, 2008 (inception) to September 30, 2011.  These expenses primarily consist of facility rent, travel, computer, network and internet costs.

Marketing expense was $15,976 and $11,750 for the three months ended September 30, 2011 and 2010, respectively, and $75,502 for the period from August 22, 2008 (inception) to September 30, 2011.  Marketing related costs relate primarily to events, marketing collateral, press releases and other public relations efforts.

As described above, during March 2010, we completed a reverse merger transaction.  We incurred $125,000 of cash based expense for this transaction, of which $37,500 remains to be paid as of September 30, 2011, in addition to recording $495,040 for shares issued in connection with this transaction.

We recognized other income (expense) of $(17,895) and $3,463 for the three months ended September 30, 2011 and 2010, respectively, and $(102,533) for the period from August 22, 2008 (inception) to September 30, 2011.  Since inception, other expense primarily relates to interest expense of $133,406, which relates to:  (i) $50,000 for the amortization of deferred financing costs; (ii) $13,681 for interest on convertible notes that were converted prior to the reverse merger on March 30, 2010; and (iii) interest on convertible notes that were issued subsequent to the reverse merger and the amortization of discounts associated with some of these notes.  Other income relates to interest income, which is primarily associated with advances previously made to Feature Marketing.

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

Liquidity and Capital Resources

As of September 30, 2011, we had $4,661 of cash and cash equivalents and a working capital deficit of approximately $84,000.  Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.  We must raise cash to cover these expenses and implement our business plan.  In addition to the amounts raised through the financing transactions discussed below, we estimate that we will need to raise approximately $0.5 million to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If we do not raise at least $1.0 million, we will be unable to establish a base of operations, without which we will be unable to execute our current business plan.  The Company will need to raise additional capital by issuing capital stock, notes payable or a combination of both, in exchange for cash in order to continue as a going concern.  Subsequent to the reverse merger transaction in March 2010 to the date of this filing, we raised a total of $543,000, which is described in further detail below. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

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

Subsequent to the reverse merger transaction in March 2010, we raised a total of $543,000 through the following transactions:

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

•
During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Cash used in operating activities was $73,103 and $68,011 for the three months ended September 30, 2011 and 2010, respectively, and $725,727 for the period from August 22, 2008 (inception) to September 30, 2011.  Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs.  We expect our operating activities will require additional cash in the future as we commence our planned operations.

Cash Flows from Investing Activities

Cash used in investing activities was $18,500 and $40,400 for the three months ended September 30, 2011 and 2010, respectively, and $349,915 for the period from August 22, 2008 (inception) to September 30, 2011.  Cash used in investing activities for the three months ended September 30, 2011 primarily relates to cash used for the development of our proprietary business platform. Cash used in investing activities for the three months ended September 30, 2010 primarily relates to cash used for the development of our proprietary business platform  and cash used for advances to Feature Marketing, which is described more fully above. Cash used in investing activities for the period from August 22, 2010 (inception) to September 30, 2011 also includes cash used for our reverse merger transaction in March 2010, which is discussed more fully above.

Cash Flows from Financing Activities

Cash provided by financing activities was $30,000 and $97,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,080,303 for the period from August 22, 2008 (inception) to September 30, 2011.  Cash provided by financing activities for the three months ended September 30, 2011 and 2010 primarily relates to various convertible and non-convertible note agreements entered into, which are described further above.  Cash provided by financing activities for the period from August 22, 2010 (inception) to September 30, 2011 primarily relates to the activities described above, as well as sales of our common stock and other borrowings from related parties.

Recently Issued Accounting Pronouncements

During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, which is currently required for all companies that report goodwill. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

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

Based on their evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at providing a reasonable assurance that the information required to be disclosed by us in this quarterly report on Form 10-Q meets the objective of being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal 2012, we issued common shares for the following transactions:

•
During September 2011, we issued 143,041 common shares to certain officers, employees and vendors for services rendered.  We expensed approximately $50,000 for the issuance of these shares. These share issuances are exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During July 2011, four separate convertible notes totaling $100,000 in principal plus $9,084 in accrued interest were converted to 436,337 common shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

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

YOUCHANGE HOLDINGS CORP

Date: November 14, 2011

By:/s/ JEFFREY I. RASSÁS
Jeffrey I. Rassás
Chief Executive Officer and Director

By:/s/ RICHARD A. PAPWORTH
Richard A. Papworth
Chief Financial Officer and Director