Form 10-Q/A
period 2011-09-30
YouChange Holdings Corp
filed 2011-12-19
CIK 1442236

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

EXPLANATORY NOTE

On November 14, 2011, YouChange Holdings Corp filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A to the Original Report (this “Form 10-Q/A”) is being filed solely for the purpose of furnishing Exhibit 101 to the Original Report, which contains the XBRL Interactive Data Files required by Rule 405 of Regulation S-T, by amending the Exhibit Index under Item 6 of Part II of the Original Report. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Original Report.

Except as described above, this Form 10-Q/A does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing date or otherwise.

Item 6. Exhibits

No.	Exhibit

31.1	8650 Section 302 Certification of Chief Executive Officer*
31.2	8650 Section 302 Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance
101.sch	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

* Filed previously

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUCHANGE HOLDINGS CORP

Date: December 19, 2011

By:/s/ JEFFREY I. RASSÁS
Jeffrey I. Rassás
Chief Executive Officer and Director

By:/s/ RICHARD A. PAPWORTH
Richard A. Papworth
Chief Financial Officer and Director