Form 10-Q
period 2011-12-31
YouChange Holdings Corp
filed 2012-02-14
CIK 1442236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

The number of Common Shares of the Registrant outstanding as of January 31, 2012 was 38,930,605.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011		2
Unaudited Condensed Consolidated Statements of Operations for the Three and Six
Months Ended December 31, 2011 and 2010 and for the Period From
August 22, 2008 (Inception) to December 31, 2011		3
Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity (Deficit)
for the Period from August 22, 2008 (Inception) to December 31, 2011		4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six
Months Ended December 31, 2011 and 2010 and for the Period From
August 22, 2008 (Inception) to December 31, 2011		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Removed and Reserved	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,269	$66,264
Inventory	100	3,522
Prepaid expenses and other current assets	17,117	14,541

Total current assets	22,486	84,327

Advances to Feature Marketing	95,875	96,875
Property and equipment - net	3,465	4,065
Capitalized software costs	158,150	128,650
Other assets	7,370	6,500

Total assets	$287,346	$320,417

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$148,350	$63,212
Accrued interest payable	1,542	8,945
Notes and advances payable - related party	65,500	37,500
Notes payable - short-term	25,000	-
Convertible notes payable - short-term, net of discount of $21,874 and nil
as of December 31, 2011 and June 30, 2011, respectively	13,126	75,000

Total current liabilities	253,518	184,657

Convertible notes payable - long-term	25,000	-
Convertible notes payable - related party, net of discount of nil and $20,729
as of December 31, 2011 and June 30, 2011, respectively	-	4,271

Total liabilities	278,518	188,928

Shareholders' equity:
Common stock, $001 par value; 60,000,000 shares authorized;
39,005,605 and 38,426,227 shares issued as of December 31, 2011 and June 30, 2011, respectively; 38,930,605 and 38,351,227 shares outstanding as of December 31, 2011
and June 30, 2011, respectively	39,006	38,426
Additional paid-in capital	2,129,228	1,941,748
Treasury stock, at cost (75,000 common shares
as of December 31, 2011 and June 30, 2011, respectively)	(26,250)	(26,250)
Deficit accumulated during the development stage	(2,133,156)	(1,822,435)

Total shareholders' equity	8,828	131,489

Total liabilities and shareholders' equity	$287,346	$320,417

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					August 22,
					2008
	Three Months Ended		Six Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

Net revenues	$17,367	$-	$28,200	$-	$37,360
Cost of products sold	4,995	-	7,843	-	13,229

Gross profit	12,372	-	20,357	-	24,131

Operating expenses:
Professional fees	109,224	161,570	170,203	236,672	933,811
Salaries and wages	28,014	48,760	63,528	48,760	162,266
Licensing fees	-	15,000	-	79,130	89,130
General and administrative	18,520	14,592	39,190	29,920	149,719
Marketing	17,921	6,263	33,897	18,013	93,423
Expense of reverse merger	-	-	-	-	620,040

Total operating expenses	173,679	246,185	306,818	412,495	2,048,389

Loss from operations	(161,307)	(246,185)	(286,461)	(412,495)	(2,024,258)

Other income (expense):
Interest income	3,300	4,050	6,600	8,628	34,173
Interest expense	(9,665)	(9,195)	(30,860)	(10,310)	(143,071)

Total other income (expense)	(6,365)	(5,145)	(24,260)	(1,682)	(108,898)

Net loss	$(167,672)	$(251,330)	$(310,721)	$(414,177)	$(2,133,156)

Basic and diluted net loss
per common share	$-	$(0.01)	$(0.01)	$(0.01)

Weighted average common
shares outstanding -
basic and diluted	38,930,605	36,059,954	38,843,240	35,935,506

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Treasury	Development	Shareholders'
	Shares	Amount	Capital	Stock	Stage	Equity

Balance at inception,
August 22, 2008	-	$-	$-	$-	$-	$-
Issuance of common stock
upon formation	1,000,000	1,000	-	-	-	1,000
Net loss	-	-	-	-	(67,103)	(67,103)

Balance, June 30, 2009	1,000,000	1,000	-	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	-	4,000
Common stock issued for
intangible asset	1,500,000	1,500	1,000	-	-	2,500
Conversion of convertible notes
payable and accrued interest	683,197	683	512,998	-	-	513,681
Effect of reverse merger	26,766,391	26,767	59,546	-	-	86,313
Common stock issued in
connection with reverse merger	1,456,000	1,456	493,584	-	-	495,040
Net loss	-	-	-	-	(1,000,057)	(1,000,057)

Balance, June 30, 2010	35,405,588	35,406	1,067,128	-	(1,067,160)	35,374
Common stock issued for cash	1,000,000	1,000	249,000	-	-	250,000
Common stock issued for services	1,404,753	1,404	407,922	-	-	409,326
Conversion of convertible notes
payable and accrued interest	615,886	616	161,381	-	-	161,997
Beneficial conversion feature	-	-	56,317	-	-	56,317
Acquisition of treasury stock	-	-	-	(26,250)	-	(26,250)
Net loss	-	-	-	-	(755,275)	(755,275)

Balance, June 30, 2011	38,426,227	38,426	1,941,748	(26,250)	(1,822,435)	131,489
Common stock issued for services	143,041	143	48,634	-	-	48,777
Beneficial conversion feature	-	-	30,199	-	-	30,199
Conversion of convertible notes
payable and accrued interest	436,337	437	108,647	-	-	109,084
Net loss	-	-	-	-	(310,721)	(310,721)

Balance, December 31, 2011	39,005,605	$39,006	$2,129,228	$(26,250)	$(2,133,156)	$8,828

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 22,
			2008
			(Inception) to
	Six Months Ended December 31,		December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(310,721)	$(414,177)	$(2,133,156)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discounts
and deferred financing costs	29,054	5,958	114,642
Depreciation expense	600	600	1,800
Common stock issued for services	48,777	292,246	458,103
Common stock issued for interest	-	-	13,681
Cash based expense for reverse merger	-	-	125,000
Common stock issued for reverse merger	-	-	495,040
Changes in operating assets and liabilities:
Inventory	3,422	-	(100)
Prepaid expenses and other assets	(3,446)	(8,723)	(35,112)
Accounts payable and other accrued expenses	85,138	(14,430)	147,360
Accrued interest payable	1,681	-	14,623

Net cash used in operating activities	(145,495)	(138,526)	(798,119)

Cash flows from investing activities:
Software development costs	(29,500)	(49,400)	(158,150)
Advances to Feature Marketing	-	(40,000)	(110,000)
Repayments from Feature Marketing	1,000	-	1,000
Purchase of property and equipment	-	-	(5,265)
Cash paid for reverse merger	-	-	(87,500)

Net cash used in investing activities	(28,500)	(89,400)	(359,915)

Cash flows from financing activities:
Proceeds from convertible notes payable	60,000	233,000	318,000
Proceeds from notes payable	35,000	-	535,000
Borrowings from related parties	35,500	-	124,492
Proceeds from sale of common stock	-	-	255,000
Repayment of notes payable	(10,000)	-	(10,000)
Repayment of related party payables	(7,500)	-	(9,189)
Fees paid for financing costs	-	-	(50,000)

Net cash provided by financing activities	113,000	233,000	1,163,303

Increase (decrease) in cash and cash equivalents	(60,995)	5,074	5,269
Cash and cash equivalents, beginning of period	66,264	44,309	-

Cash and cash equivalents, end of period	$5,269	$49,383	$5,269

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

Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking through the complete handling cycle of all electronics collected.  In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange.  Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected, facilitating the sustainability objectives by extending the lifecycle of these items and keeping such items from the electronic waste stream.  Once developed and launched, the youchange eTS is expected to become part of a system that will allow youchange to establish a reCommerce business without an investment in bricks and mortar by partnering with, and charging a management fee to, local retailers, electronic refurbishment centers and recyclers.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of outstanding Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible securities using the if-converted method. Basic and diluted loss per share were the same for all periods reported due to the net losses attributable to common shareholders for all periods reported. As of December 31, 2011, we had convertible notes payable outstanding that, with accrued interest, were convertible into approximately 227,500 common shares.  As of December 31, 2011, the conversion ratio for these notes was lower than our closing stock price.  These convertible notes payable are described in more detail in Note 7.

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

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011; however, during December 2011 the FASB issued ASU No. 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of December 31, 2011 and June 30, 2011 advances outstanding totaled approximately $96,000 and $97,000, respectively, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $34,000 relative to these advances for the period from August 22, 2008 (inception) to December 31, 2011.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock.  As of December 31, 2011 and June 30, 2011, management believes all outstanding advances to Feature Marketing, and interest on such advances, will be fully realized and accordingly, has not provided for any allowance for these balances as of such dates.

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

•
During fiscal 2011, we issued 615,886 common shares upon conversion of principal and interest previously outstanding on convertible notes payable.  These transactions are discussed in more detail in Note 7.

•	During fiscal 2011, we also issued 81,439 common shares in exchange for other professional services. We expensed $29,022 as general and administrative expense for the issuance of these shares.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the first six months of fiscal 2012, we issued common shares for the following transactions:

•
During the first six months of fiscal 2012, we issued 86,097 common shares to an entity controlled by Naser Ahmad, the Chief Technology Officer of Youchange, Inc.  We expensed $30,000 as professional fees for the issuance of these shares.

•
During the first six months of fiscal 2012, we issued 17,219 common shares to Richard Papworth, our Chief Financial Officer for services rendered.  We expensed $6,000 as professional fees for the issuance of these shares.

•
During July 2011, we issued 436,337 common shares upon conversion of principal and interest previously outstanding on convertible notes payable, of which 103,296 was with a related party.  These transactions are discussed in more detail in Note 7.

•
During the first six months of fiscal 2012, we also issued 39,725 common shares in exchange for other professional services.  We expensed approximately $10,000 as professional fees and approximately $3,000 as marketing expense for the issuance of these shares.

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

5. Related Party Advances

During the six months ended December 31, 2011 we received $35,500 in short-term advances from Jeffrey Rassás, our Chief Executive Officer and Chairman of our Board of Directors, of which, $7,500 was repaid during such time.

6. Notes Payable and Advances

During November 2011, we issued a $25,000 note payable with an unrelated, accredited third party in exchange for cash.  The note matures 60 days from the date of issuance and bears interest at a rate of 10.0% per annum with an increase to 12.0% per annum following the maturity date.  This note has not been repaid as of the date of this filing, and is accordingly currently in default.

During November 2011, we also received $10,000 from an unrelated party under a short-term advance.  This advance was repaid during December 2011 with a stated interest amount of $100.

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

•
During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note. This note has not been repaid as of the date of this filing, and is accordingly currently in default.

•
During December 2011, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $25,000 for this convertible note.

As of December 31, 2011, the convertible notes payable and associated accrued interest described above are convertible into a total of approximately 227,500 common shares.

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

8. Professional Fees

Included in professional fees on the accompanying Condensed Consolidated Statements of Operations are charges relative to certain of the Company’s officers of approximately $80,000 and $125,000 for the three months ended December 31, 2011 and 2010, respectively, $128,000 and $194,000 for the six months ended December 31, 2011 and 2010, respectively and $660,000 for the period from August 22, 2008 (inception) to December 31, 2011.

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

Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking through the complete handling cycle of all electronics collected.  In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange.  Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected, facilitating the sustainability objectives by extending the lifecycle of these items and keeping such items from the electronic waste stream.  Once developed and launched, the youchange eTS is expected to become part of a system that will allow youchange to establish a reCommerce business without an investment in bricks and mortar by partnering with, and charging a management fee to, local retailers, electronic refurbishment centers and recyclers.

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of December 31, 2011 advances outstanding totaled approximately $96,000 and $97,000, respectively, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $34,000 relative to these advances for the period from August 22, 2008 (inception) to December 31, 2011.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock. As of December 31, 2011 and June 30, 2011, management believes all outstanding advances to Feature Marketing, and interest on such advances, will be fully realized and accordingly, has not provided for any allowance for these balances as of such dates.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Condensed Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Condensed Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Condensed Consolidated Statements of Operations. As of December 31, 2011 and June 30, 2011, the Company has established a full valuation allowance for all deferred tax assets.

As of December 31, 2011 and June 30, 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Operating Results

The following table summarizes our operating results for the periods presented below:

					Period from
					August 22,
					2008
	Three Months Ended		Six Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

Revenue	$17,367	$-	$28,200	$-	$37,360
Cost of products sold	4,995	-	7,843	-	13,229

Gross profit	12,372	-	20,357	-	24,131

Operating expenses:
Professional fees	109,224	161,570	170,203	236,672	933,811
Salaries and wages	28,014	48,760	63,528	48,760	162,266
Licensing fees	-	15,000	-	79,130	89,130
General and administrative	18,520	14,592	39,190	29,920	149,719
Marketing	17,921	6,263	33,897	18,013	93,423
Expense of reverse merger	-	-	-	-	620,040

Total operating expenses	173,679	246,185	306,818	412,495	2,048,389

Loss from operations	$(161,307)	$(246,185)	$(286,461)	$(412,495)	$(2,024,258)
We are a development stage enterprise for the periods presented above and accordingly, have not recognized significant revenues from our planned business to December 31, 2011.

Professional fees were $109,224 and $161,570 for the three months ended December 31, 2011 and 2010, respectively, $170,203 and $236,672 for the six months ended December 31, 2011 and 2010, respectively, and $933,811 for the period from August 22, 2008 (inception) to December 31, 2011.  Professional fees include fees incurred for certain of our officers of approximately $80,000 and $125,000 for the three months ended December 31, 2011 and 2010, respectively, $128,000 and $194,000 for the six months ended December 31, 2011 and 2010, respectively, and $660,000 for the period from August 22, 2008 (inception) to December 31, 2011.  Also included in professional fees are legal, accounting and auditing fees.

Salaries and wages totaled $28,014 and $48,760 for the three months ended December 31, 2011 and 2010, respectively, $63,528 and $48,760 for the six months ended December 31, 2011 and 2010, respectively, and $162,266 for the period from August 22, 2008 (inception) to December 31, 2011.  Salaries and wages represent amounts paid or accrued to officers and other employees, which commenced during the second quarter of fiscal 2011 as we began to hire staff in the anticipation of executing our business plan.

Licensing fees were nil and $15,000 for the three months ended December 31, 2011 and 2010, respectively, nil and $79,130 for the six months ended December 31, 2011 and 2010, respectively, and $89,130 for the period from August 22, 2008 (inception) to December 31, 2011.  Licensing fees relate to the use of a database to support the consumer offer calculator on our website.

General and administrative expense was $18,520 and $14,592 for the three months ended December 31, 2011 and 2010, respectively, $39,190 and $29,920 for the six months ended December 31, 2011 and 2010, respectively, and $149,719 for the period from August 22, 2008 (inception) to December 31, 2011.  These expenses primarily consist of facility rent, travel, computer, network and internet costs.

Marketing expense was $17,921 and $6,263 for the three months ended December 31, 2011 and 2010, respectively, $33,897 and $18,013 for the six months ended December 31, 2011 and 2010, respectively, and $93,423 for the period from August 22, 2008 (inception) to December 31, 2011.  Marketing related costs relate primarily to events, marketing collateral, press releases and other public relations efforts.

As described above, during March 2010, we completed a reverse merger transaction.  We incurred $125,000 of cash based expense for this transaction, of which $37,500 remains to be paid as of September 30, 2011, in addition to recording $495,040 for shares issued in connection with this transaction.

We recognized other expense of $6,365 and $5,145 for the three months ended December 31, 2011 and 2010, respectively, $24,260 and $1,682 for the six months ended December 31, 2011 and 2010, respectively, and $108,898 for the period from August 22, 2008 (inception) to December 31, 2011.  Since inception, other expense primarily relates to interest expense of $143,071, which relates to:  (i) $50,000 for the amortization of deferred financing costs; (ii) $13,681 for interest on convertible notes that were converted prior to the reverse merger on March 30, 2010; and (iii) interest on convertible notes that were issued subsequent to the reverse merger and the amortization of discounts associated with some of these notes.  Other income relates to interest income, which is primarily associated with advances previously made to Feature Marketing.

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

Liquidity and Capital Resources

As of December 31, 2011, we had $5,269 of cash and cash equivalents and a working capital deficit of approximately $231,032.  Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.  We must raise cash to cover these expenses and implement our business plan.  In addition to the amounts raised through the financing transactions discussed below, we estimate that we will need to raise approximately $0.5 million to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If we do not raise at least $1.0 million, we will be unable to establish a base of operations, without which we will be unable to execute our current business plan.  The Company will need to raise additional capital by issuing capital stock, notes payable or a combination of both, in exchange for cash in order to continue as a going concern.  Subsequent to the reverse merger transaction in March 2010 to the date of this filing, we raised a total of $593,000, which is described in further detail below. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

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

Subsequent to the reverse merger transaction in March 2010, we raised a total of $593,000 through the following transactions:

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

•
During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. This note has not been repaid as of the date of this filing, and is accordingly currently in default.

•
During November 2011, we issued a $25,000 note payable with an unrelated, accredited third party in exchange for cash.  The note matures 60 days from the date of issuance and bears interest at a rate of 10.0% per annum with an increase to 12.0% per annum following the maturity date.  This note has not been repaid as of the date of this filing, and is accordingly currently in default.

•
During December 2011, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $25,000 for this convertible note.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Cash used in operating activities was $145,495 and $138,526 for the six months ended December 31, 2011 and 2010, respectively, and $798,119 for the period from August 22, 2008 (inception) to December 31, 2011.  Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs.  We expect our operating activities will require additional cash in the future as we commence our planned operations.

Cash Flows from Investing Activities

Cash used in investing activities was $28,500 and $89,400 for the six months ended December 31, 2011 and 2010, respectively, and $359,915 for the period from August 22, 2008 (inception) to December 31, 2011.  Cash used in investing activities for the six months ended December 31, 2011 primarily relates to cash used for the development of our proprietary business platform. Cash used in investing activities for the six months ended December 31, 2010 primarily relates to cash used for the development of our proprietary business platform  and cash used for advances to Feature Marketing, which is described more fully above. Cash used in investing activities for the period from August 22, 2010 (inception) to December 31, 2011 also includes cash used for our reverse merger transaction in March 2010, which is discussed more fully above.

Cash Flows from Financing Activities

Cash provided by financing activities was $113,000 and $233,000 for the six months ended December 31, 2011 and 2010, respectively, and $1,163,303 for the period from August 22, 2008 (inception) to December 31, 2011.  Cash provided by financing activities for the six months ended December 31, 2011 and 2010 primarily relates to various convertible and non-convertible note agreements entered into, which are described further above.  Cash provided by financing activities for the period from August 22, 2010 (inception) to December 31, 2011 primarily relates to the activities described above, as well as sales of our common stock and other borrowings from related parties.

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

During June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011; however, during December 2011 the FASB issued ASU No. 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

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

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at providing a reasonable assurance that the information required to be disclosed by us in this quarterly report on Form 10-Q meets the objective of being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

None.

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

During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. This note has not been repaid as of the date of this filing, and is accordingly currently in default.

During November 2011, we issued a $25,000 note payable with an unrelated, accredited third party in exchange for cash.  The note matures 60 days from the date of issuance and bears interest at a rate of 10.0% per annum with an increase to 12.0% per annum following the maturity date.  This note has not been repaid as of the date of this filing, and is accordingly currently in default.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit

31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance
101.xsd	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Defnition
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUCHANGE HOLDINGS CORP

Date: February 14, 2012

	By:	/s/ JEFFREY I. RASSÁS
Jeffrey I. Rassás
Chief Executive Officer and Director

	By:	/s/ RICHARD A. PAPWORTH
Richard A. Papworth
Chief Financial Officer and Director