Form 10-Q
period 2012-03-31
YouChange Holdings Corp
filed 2012-05-21
CIK 1442236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-152959

YouChange Holdings Corp
(Exact name of registrant as defined in its charter)

Nevada	51-0665952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2209 W. 1st Street, Suite A113	85281
Tempe, Arizona	(Zip Code)
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

The number of Common Shares of the Registrant outstanding as of April 30, 2012 was 41,164,269.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011	2
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2012 and 2011 and for the Period From August 22, 2008 (Inception) to March 31, 2012	3
	Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the Period from August 22, 2008 (Inception) to March 31, 2012	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 and for the Period From August 22, 2008 (Inception) to March 31, 2012	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,976	$66,264
Inventory	7,490	3,522
Prepaid expenses and other current assets	135,934	14,541

Total current assets	158,400	84,327

Advances to Feature Marketing	95,875	96,875
Property and equipment - net	3,165	4,065
Capitalized software costs	174,650	128,650
Other assets	7,370	6,500

Total assets	$439,460	$320,417

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$112,338	$63,212
Accrued interest payable	4,748	8,945
Notes and advances payable - related party	70,500	37,500
Notes payable - short-term	51,000	-
Convertible notes payable - short-term, net of discount of $26,638 and nilas of March 31, 2012 and June 30, 2011, respectively	33,362	75,000

Total current liabilities	271,948	184,657

Convertible notes payable - long-term	78,000	-
Convertible notes payable - related party, net of discount of nil and $20,729 as of March 31, 2012 and June 30, 2011, respectively	-	4,271

Total liabilities	349,948	188,928

Shareholders' equity:
Common stock, $.001 par value; 60,000,000 shares authorized; 40,089,269 and 38,426,227 shares issued as of March 31, 2012 and June 30, 2011, respectively; 40,014,269 and 38,351,227 shares outstanding as of March 31, 2012 and June 30, 2011, respectively	40,089	38,426
Additional paid-in capital	2,454,568	1,941,748
Treasury stock, at cost (75,000 common shares as of March 31, 2012 and June 30, 2011, respectively)	(26,250)	(26,250)
Deficit accumulated during the development stage	(2,378,895)	(1,822,435)

Total shareholders' equity	89,512	131,489

Total liabilities and shareholders' equity	$439,460	$320,417

Note: Balance check	-	-
Working capital	(113,548)	(100,330)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					August 22,
					2008
	Three Months Ended		Nine Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Net revenues	$33,568	$1,320	$61,768	$1,320	$70,928
Cost of products sold	3,380	1,014	11,223	1,014	16,609

Gross profit	30,188	306	50,545	306	54,319

Operating expenses:
Professional fees	149,227	75,035	319,430	311,707	1,083,038
Salaries and wages	46,302	22,352	109,830	71,112	208,568
Licensing fees	-	-	-	79,130	89,130
General and administrative	32,793	15,408	71,983	45,328	182,512
Marketing	28,133	15,122	62,030	33,135	121,556
Expense of reverse merger	-	-	-	-	620,040

Total operating expenses	256,455	127,917	563,273	540,412	2,304,844

Loss from operations	(226,267)	(127,611)	(512,728)	(540,106)	(2,250,525)

Other income (expense):
Interest income	3,300	4,858	9,900	13,486	37,473
Interest expense	(22,772)	(29,097)	(53,632)	(39,407)	(165,843)

Total other income (expense)	(19,472)	(24,239)	(43,732)	(25,921)	(128,370)

Net loss	$(245,739)	$(151,850)	$(556,460)	$(566,027)	$(2,378,895)

Basic and diluted net loss per common share	$(0.01)	$-	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	39,205,804	36,725,799	38,964,217	36,195,091

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Treasury	Development	Shareholders'
	Shares	Amount	Capital	Stock	Stage	Equity

Balance at inception, August 22, 2008	-	$-	$-	$-	$-	$-

Issuance of common stock upon formation	1,000,000	1,000	-	-	-	1,000
Net loss	-	-	-	-	(67,103)	(67,103)

Balance, June 30, 2009	1,000,000	1,000	-	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	-	4,000
Common stock issued for intangible asset	1,500,000	1,500	1,000	-	-	2,500
Conversion of convertible notes payable and accrued interest	683,197	683	512,998	-	-	513,681
Effect of reverse merger	26,766,391	26,767	59,546	-	-	86,313
Common stock issued in connection with reverse merger	1,456,000	1,456	493,584	-	-	495,040
Net loss	-	-	-	-	(1,000,057)	(1,000,057)

Balance, June 30, 2010	35,405,588	35,406	1,067,128	-	(1,067,160)	35,374
Common stock issued for cash	1,000,000	1,000	249,000	-	-	250,000
Common stock issued for services	1,404,753	1,404	407,922	-	-	409,326

Conversion of convertible notes payable and accrued interest	615,886	616	161,381	-	-	161,997
Beneficial conversion feature	-	-	56,317	-	-	56,317
Acquisition of treasury stock	-	-	-	(26,250)	-	(26,250)
Net loss	-	-	-	-	(755,275)	(755,275)

Balance, June 30, 2011	38,426,227	38,426	1,941,748	(26,250)	(1,822,435)	131,489
Common stock issued for services	1,226,705	1,227	350,554	-	-	351,781
Beneficial conversion feature	-	-	53,618	-	-	53,618

Conversion of convertible notes payable and accrued interest	436,337	436	108,648	-	-	109,084
Net loss	-	-	-	-	(556,460)	(556,460)

Balance, March 31, 2012	40,089,269	$40,089	$2,454,568	$(26,250)	$(2,378,895)	$89,512

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 22,
			2008
			(Inception) to
	Nine Months Ended March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(556,460)	$(566,027)	$(2,378,895)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts and deferred financing costs	47,709	30,482	133,297
Depreciation expense	900	900	2,100
Common stock issued for services	351,781	298,694	761,107
Common stock issued for interest	-	-	13,681
Cash based expense for reverse merger	-	-	125,000
Common stock issued for reverse merger	-	-	495,040
Changes in operating assets and liabilities:
Inventory	(3,968)	-	(7,490)
Prepaid expenses and other assets	(122,263)	(14,505)	(153,929)
Accounts payable and other accrued expenses	49,126	17,222	111,348
Accrued interest payable	4,887	-	17,829

Net cash used in operating activities	(228,288)	(233,234)	(880,912)

Cash flows from investing activities:
Software development costs	(46,000)	(65,400)	(174,650)
Advances to Feature Marketing	-	(40,000)	(110,000)
Repayments from Feature Marketing	1,000	-	1,000
Purchase of property and equipment	-	-	(5,265)
Cash paid for reverse merger	-	-	(87,500)

Net cash used in investing activities	(45,000)	(105,400)	(376,415)

Cash flows from financing activities:
Proceeds from convertible notes payable	138,000	233,000	396,000
Proceeds from notes payable	76,000	-	576,000
Borrowings from related parties	40,500	-	129,492
Proceeds from sale of common stock	-	250,000	255,000
Repayment of notes payable	(25,000)	-	(25,000)
Repayment of related party payables	(7,500)	25,000	(9,189)
Fees paid for financing costs	-	-	(50,000)

Net cash provided by financing activities	222,000	508,000	1,272,303

Increase (decrease) in cash and cash equivalents	(51,288)	169,366	14,976
Cash and cash equivalents, beginning of period	66,264	44,309	-

Cash and cash equivalents, end of period	$14,976	$213,675	$14,976

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

Interim results are subject of significant variations and the results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of outstanding Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible securities using the if-converted method. Basic and diluted loss per share were the same for all periods reported due to the net losses attributable to common shareholders for all periods reported. As of March 31, 2012, we had convertible notes payable outstanding that, with accrued interest, were convertible into approximately 549,650 common shares.  As of March 31, 2012, the conversion ratio for these notes was lower than our closing stock price.  These convertible notes payable are described in more detail in Note 7.

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

Recently Issued Accounting Pronouncements

During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, which is currently required for all companies that report goodwill. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance has not had a material impact on our financial position and results of operations.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011; however, during December 2011 the FASB issued ASU No. 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of this guidance has not had a material impact on our financial position and results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASC 2011-04”).  The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for annual periods beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our financial position and results of operations.

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of March 31, 2012 and June 30, 2011 advances outstanding totaled approximately $96,000 and $97,000, respectively, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $37,000 relative to these advances for the period from August 22, 2008 (inception) to March 31, 2012.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock.  As of March 31, 2012 and June 30, 2011, management believes all outstanding advances to Feature Marketing, and interest on such advances, will be fully realized and accordingly, has not provided for any allowance for these balances as of such dates.

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

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first nine months of fiscal 2012, we issued common shares for the following transactions:

•
During the first nine months of fiscal 2012, we issued 248,522 common shares to an entity controlled by Naser Ahmad, the Chief Technology Officer of Youchange, Inc.  We expensed $90,000 as professional fees for the issuance of these shares.

•
During the first nine months of fiscal 2012, we issued 49,705 common shares to Richard Papworth, our Chief Financial Officer for services rendered.  We expensed $18,000 as professional fees for the issuance of these shares.

•
During July 2011, we issued 436,337 common shares upon conversion of principal and interest previously outstanding on convertible notes payable, of which 103,296 was with a related party.  These transactions are discussed in more detail in Note 7.

•
During the first nine months of fiscal 2012, we issued 219,282 common shares to and entity controlled by Derrick Mains, our Executive Vice President of Business Development and Operations, for services rendered.  We expensed $75,000 as professional fees for the issuance of these shares.

•
During the first nine months of fiscal 2012, we issued 61,521 common shares to Dan Fogel, our Vice President of Strategic Initiatives, for services rendered.  We expensed $20,000 as professional fees for the issuance of these shares.

•
During the first nine months of fiscal 2012, we also issued 647,675 common shares in exchange for other professional services.  We expensed approximately $28,500 as professional fees and approximately $3,000 as marketing expense and recorded $117,500 as prepaid expense for the issuance of these shares.

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

5. Related Party Advances

During the nine months ended March 31, 2012 we received $40,500 in short-term advances from Jeffrey Rassás, our Chief Executive Officer and Chairman of our Board of Directors, of which, $7,500 was repaid during such time.

6. Notes Payable and Advances

During November 2011, we issued a $25,000 note payable with an unrelated, accredited third party in exchange for cash.  The note matures 60 days from the date of issuance and bears interest at a rate of 10.0% per annum with an increase to 12.0% per annum following the maturity date.  We paid $5,000 against this note prior to March 31, 2012, and we repaid the remaining $20,000 on the  note as of the date of this filing.

During November 2011, we also received $10,000 from an unrelated party under a short-term advance.  This advance was repaid during December 2011 with a stated interest amount of $100.

During March 2012, we received $6,000 from an unrelated party under a short-term advance.  The advance has no stated maturity nor stated interest rate.

During March 2012, we also received $10,000 from an unrelated party under a 30 day advance.  This advance was repaid as of the March 31, 2012.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During March 2012, we also received $25,000 from an unrelated party under a 30 day advance.  This advance was repaid as of the filing date.

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

•
During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note. This note was repaid as of the date of this filing.

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

•
During January 2012, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $9,500 for this convertible note.

•
During February 2012, we issued a $24,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $4,800 for this convertible note.

•
During February 2012, we issued a $24,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $6,720 for this convertible note.

•
During March 2012, we issued a $5,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,400 for this convertible note.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, the convertible notes payable and associated accrued interest described above are convertible into a total of approximately 549,650 common shares.

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

8. Professional Fees

Included in professional fees on the accompanying Condensed Consolidated Statements of Operations are charges relative to certain of the Company’s officers of approximately $105,000 and $42,000 for the three months ended March 31, 2012 and 2011, respectively, $233,000 and $236,300 for the nine months ended March 31, 2012 and 2011, respectively and $765,000 for the period from August 22, 2008 (inception) to March 31, 2012.

9. Commitments and Contingencies

Operating Leases

The Company leases approximately 2,400 square feet of office space in Scottsdale, Arizona.  The lease agreement expires during August 2012 and calls for rent of approximately $2,500 per month. We entered into a lease beginning May 1, 2012 for approximately 6,800 square feet of combined office and warehouse space in Tempe, Arizona.  The lease expires during June 2015.

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

10. Subsequent Events

Sale of shares

During April and May 2012, we raised $287,500 through the sale of 1,150,000 restricted shares of our common shares in private placement transactions with accredited investors at a sales price of $0.25 per common share.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger with Earth911

On May 21, 2012, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Earth911, Inc., a Delaware corporation (“Earth911”), whereby upon the closing (intended to be July 1, 2012), the Company will issue shares of its common stock in exchange for all of the outstanding capital stock of Earth911 such that the former Earth911 stockholders will own 85% of the outstanding shares of the Company’s Common Stock on a fully diluted basis, and Earth911 will become a wholly-owned subsidiary of the Company.  In addition, outstanding options and warrants to acquire shares of capital stock of Earth911 will be exchanged for options and warrants to acquire shares of the Company’s Common Stock using the same ratio that shares of Earth911 capital stock are exchanged for shares of the Company’s Common Stock to achieve the 85% noted above.

 Also upon the closing, the Company’s Articles of Incorporation will be amended (i) to reverse split all issued and outstanding shares of the Company’s Common Stock at the ratio of 5 shares to 1 share, (ii) to change the name of the Company to “Infinity Resources Corp.” and (iii) to increase the Company’s authorized capital to 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.  The amendments to the Company’s Articles of Incorporation are subject to approval by the stockholders of the Company.  The former Earth911 stockholders and ten (10) of the existing stockholders of the Company entered into voting agreements with regard to voting their shares of capital stock in favor of approval of the Agreement and in favor of approval of the amendments to the Company’s Articles of Incorporation, respectively.

Upon the closing pursuant to other requirements of the Agreement, the existing members of the Company’s Board of Directors and executive officers of the Company (other than the Company’s CFO) will resign and seven (7) new members of the Board will be appointed along with the appointment of new executive officers.  The shares of the Company’s Common Stock issued pursuant to the Agreement will be issued to the Earth911 stockholders in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws.  This description is a summary only and is subject to the specific provisions of the Agreement, which is attached to this Report as Exhibit 2.4.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not place undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

(ii)
Using already existing retailers or businesses as drop-off locations for used electronics.  We plan to develop strategic alliances with retailers, electronic refurbishment centers and recyclers that may partner with youchange.  By listing retailers as drop-off locations on our website, we will encourage our members to visit these locations and thus, would expect an increase in foot traffic for those locations.  If members drop-off items rather than use our prepaid shipping mechanism, we expect to obtain these items at a lower cost. We are in discussions with Phoenix locations of a national car dealership, a major university, and several local charities and other organizations. We currently have drop-off agreements with a local computer repair store chain, Red Seven, the Phoenix location of the national Childhelp charity, and one of our recycling partners, E-Waste Harvesters Inc.

(iii)
Collecting used electronics through Company initiated collection events.  Local electronic collection events play an important part of the youchange strategy and are done in partnership with local sports teams, businesses, schools and charity groups. We have developed a collection event and brand awareness model built around employees of third party companies bringing their excess electronics to work on designated days.  We have piloted these events over the past few months in the Phoenix, Arizona area.  A second component of this collection event and brand awareness model is to partner with local sports teams to host pre-game collection and brand awareness events.  A third component of this model, which was launched in April 2011, is a new program we refer to as GREEN Ambassadors and GREEN Leaders, where members of the youchange community host collection events at various business or charity locations.  As with retail and business permanent drop-off locations, if members drop-off their items rather than use our prepaid shipping mechanism, we expect to obtain these items at a lower cost.

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

On May 21, 2012, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Earth911, Inc., a Delaware corporation (“Earth911”), whereby upon the closing (intended to be July 1, 2012), the Company will issue shares of its common stock in exchange for all of the outstanding capital stock of Earth911 such that the former Earth911 stockholders will own 85% of the outstanding shares of the Company’s Common Stock on a fully diluted basis, and Earth911 will become a wholly-owned subsidiary of the Company.  In addition, outstanding options and warrants to acquire shares of capital stock of Earth911 will be exchanged for options and warrants to acquire shares of the Company’s Common Stock using the same ratio that shares of Earth911 capital stock are exchanged for shares of the Company’s Common Stock to achieve the 85% noted above.

 Also upon the closing, the Company’s Articles of Incorporation will be amended (i) to reverse split all issued and outstanding shares of the Company’s Common Stock at the ratio of 5 shares to 1 share, (ii) to change the name of the Company to “Infinity Resources Corp.” and (iii) to increase the Company’s authorized capital to 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.  The amendments to the Company’s Articles of Incorporation are subject to approval by the stockholders of the Company.  The former Earth911 stockholders and ten (10) of the existing stockholders of the Company entered into voting agreements with regard to voting their shares of capital stock in favor of approval of the Agreement and in favor of approval of the amendments to the Company’s Articles of Incorporation, respectively.

Upon the closing pursuant to other requirements of the Agreement, the existing members of the Company’s Board of Directors and executive officers of the Company (other than the Company’s CFO) will resign and seven (7) new members of the Board will be appointed along with the appointment of new executive officers.  The shares of the Company’s Common Stock issued pursuant to the Agreement will be issued to the Earth911 stockholders in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws.  This description is a summary only and is subject to the specific provisions of the Agreement, which is attached to this Report as Exhibit 2.4.

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing will provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of March 31, 2012 advances outstanding totaled approximately $96,000 and $97,000, respectively, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $37,000 relative to these advances for the period from August 22, 2008 (inception) to March 31, 2012.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock. As of March 31, 2012 and June 30, 2011, management believes all outstanding advances to Feature Marketing, and interest on such advances, will be fully realized and accordingly, has not provided for any allowance for these balances as of such dates.

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

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Inventory

We use the lower of cost or market method to evaluate the cost of inventory at the end of each period.  In the third quarter of fiscal 2012, we began a pilot program of collection events with schools.  We process the each item collected to determine if it is at end of life or if it can be refurbished and sold and based on that determination, we assign a “collection” value to each item. We pay the each school the collection value that we assign to the items from their particular collection event. Because of the unanticipated response to the collection events held during the quarter, we were unable to process the items collected.  As a result, we have estimated the value of the items that were collected but not processed, and have recorded the inventory value at March 31, 2012 based on that estimate.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Condensed Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Condensed Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Condensed Consolidated Statements of Operations. As of March 31, 2012 and June 30, 2011, the Company has established a full valuation allowance for all deferred tax assets.

As of March 31, 2012 and June 30, 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Operating Results

The following table summarizes our operating results for the periods presented below:

					Period from
					August 22,
					2008
	Three Months Ended		Nine Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenue	$33,568	$1,320	$61,768	$1,320	$70,928
Cost of products sold.	3,380	1,014	11,223	1,014	16,609

Gross profit	30,188	306	50,545	306	54,319

Operating expenses:
Professional fees	149,227	75,035	319,430	311,707	1,083,038
Salaries and wages	46,302	22,352	109,830	71,112	208,568
Licensing fee	-	-	-	79,130	89,130
General and administrative	32,793	15,408	71,983	45,328	182,512
Marketing	28,133	15,122	62,030	33,135	121,556
Expense of reverse merger	-	-	-	-	620,040

Total operating expenses	256,455	127,917	563,273	540,412	2,304,844

Loss from operations	$(226,267)	$(127,611)	$(512,728)	$(540,106)	$(2,250,525)

We are a development stage enterprise for the periods presented above and accordingly, have not recognized significant revenues from our planned business to March 31, 2012.

Professional fees were $149,227 and $75,035 for the three months ended March 31, 2012 and 2011, respectively, $319,430 and $311,707 for the nine months ended March 31, 2012 and 2011, respectively, and $1,083,038 for the period from August 22, 2008 (inception) to March 31, 2012.  Professional fees include fees incurred for certain of our officers of approximately $105,000 and $40,000 for the three months ended March 31, 2012 and 2011, respectively, $233,000 and $234,000 for the nine months ended March 31, 2012 and 2011, respectively and $765,000 for the period from August 22, 2008 (inception) to March 31, 2012.  Also included in professional fees are legal, accounting and auditing fees. The increase in professional fees in fiscal 2012 over fiscal 2011 is a result of hiring consultants to execute on our initiative to run a pilot program for collection events at Phoenix area schools and to help support investor relations.

Salaries and wages totaled $46,302 and $22,352 for the three months ended March 31, 2012 and 2011, respectively, $109,831 and $71,112 for the nine months ended March 31, 2012 and 2011, respectively, and $208,568 for the period from August 22, 2008 (inception) to March 31, 2012.  Salaries and wages represent amounts paid or accrued to officers and other employees, which commenced during the second quarter of fiscal 2011 as we began to hire staff in the anticipation of executing our business plan.  The increase in salaries and wages in fiscal 2012 over fiscal 2011 is a result of executing our business plan and initiating the pilot program we are running for collection events in schools.

Licensing fees were nil and nil for the three months ended March 31, 2012 and 2011, respectively, nil and $79,130 for the nine months ended March 31, 2012 and 2010, respectively, and $89,130 for the period from August 22, 2008 (inception) to March 31, 2012.  Licensing fees relate to the use of a database to support the consumer offer calculator on our website.

General and administrative expense was $32,793 and $15,408 for the three months ended March 31, 2012 and 2011, respectively, $71,983 and $45,328 for the nine months ended March 31, 2012 and 2011, respectively, and $182,512 for the period from August 22, 2008 (inception) to March 31, 2012.  These expenses primarily consist of facility rent, travel, computer, network and internet costs. The increase in general and administrative expense in fiscal 2012 over fiscal 2011 is a result of executing our business plan and initiating the pilot program we are running for collection events in schools.

Marketing expense was $28,133 and $15,122 for the three months ended March 31, 2012 and 2011, respectively, $62,030 and $33,135 for the nine months ended March 31, 2012 and 2011, respectively, and $121,556 for the period from August 22, 2008 (inception) to March 31, 2012.  Marketing related costs relate primarily to events, marketing collateral, press releases and other public relations efforts. The increase in marketing expense in fiscal 2012 over fiscal 2011 is a result of executing our business plan and initiating the pilot program we are running for collection events in schools.

As described above, during March 2010, we completed a reverse merger transaction.  We incurred $125,000 of cash based expense for this transaction, of which $37,500 remains to be paid as of March 31, 2011, in addition to recording $495,040 for shares issued in connection with this transaction.

We recognized other expense of $19,472 and $24,239 for the three months ended March 31, 2012 and 2011, respectively, $43,732 and $25,921 for the nine months ended March 31, 2012 and 2011, respectively, and $128,370 for the period from August 22, 2008 (inception) to March 31, 2012.  Since inception, other expense primarily relates to interest expense of $165,843, which relates to:  (i) $50,000 for the amortization of deferred financing costs; (ii) $13,681 for interest on convertible notes that were converted prior to the reverse merger on March 30, 2010; and (iii) interest on convertible notes that were issued subsequent to the reverse merger and the amortization of discounts associated with some of these notes.  Other income relates to interest income, which is primarily associated with advances previously made to Feature Marketing.

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

Liquidity and Capital Resources

As of March 31, 2012, we had $14,976 of cash and cash equivalents and a working capital deficit of approximately $113,548.  Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.  We must raise cash to cover these expenses and implement our business plan.  In addition to the amounts raised through the financing transactions discussed below, we estimate that we will need to raise approximately $0.5 million to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised.  If we do not raise at least $1.0 million, we will be unable to establish a base of operations, without which we will be unable to execute our current business plan.  The Company will need to raise additional capital by issuing capital stock, notes payable or a combination of both, in exchange for cash in order to continue as a going concern.  Subsequent to the reverse merger transaction in March 2010 to the date of this filing, we raised a total of $702,000, which is described in further detail below. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

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

Subsequent to the reverse merger transaction in March 2010, we raised a total of $702,000 through the following transactions:

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

•
During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. This advance was repaid as of the date of this filing.

•
During November 2011, we issued a $25,000 note payable with an unrelated, accredited third party in exchange for cash.  The note matures 60 days from the date of issuance and bears interest at a rate of 10.0% per annum with an increase to 12.0% per annum following the maturity date.  We paid $5,000 against this note prior to March 31, 2012, and we repaid the remaining $20,000 on the  note as of the date of this filing.

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

•
During January 2012, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $9,500 for this convertible note.

•
During February 2012, we issued a $24,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $4,800 for this convertible note.

•
During February 2012, we issued a $24,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $6,720 for this convertible note.

•
During March 2012, we issued a $5,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days if the Company so chooses.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,400 for this convertible note.

•	During March 2012, we received $6,000 from an unrelated party under a short-term advance. The advance has no stated maturity nor stated interest rate.

•	During March 2012, we also received $25,000 from an unrelated party under a 30 day advance. This advance was repaid as of the filing date.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Cash used in operating activities was $228,288 and $290,376 for the nine months ended March 31, 2012 and 2011, respectively, and $880,912 for the period from August 22, 2008 (inception) to March 31, 2012.  Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs.  We expect our operating activities will require additional cash in the future as we commence our planned operations.

Cash Flows from Investing Activities

Cash used in investing activities was $45,000 and $89,400 for the nine months ended March 31, 2012 and 2011, respectively, and $376,415 for the period from August 22, 2008 (inception) to March 31, 2012.  Cash used in investing activities for the nine months ended March 31, 2012 primarily relates to cash used for the development of our proprietary business platform. Cash used in investing activities for the nine months ended March 31, 2012 primarily relates to cash used for the development of our proprietary business platform  and cash used for advances to Feature Marketing, which is described more fully above. Cash used in investing activities for the period from August 22, 2010 (inception) to March 31, 2012 also includes cash used for our reverse merger transaction in March 2010, which is discussed more fully above.

Cash Flows from Financing Activities

Cash provided by financing activities was $222,000 and $233,000 for the nine months ended March 31, 2012 and 2011, respectively, and $1,272,303 for the period from August 22, 2008 (inception) to March 31, 2012.  Cash provided by financing activities for the nine months ended March 31, 2012 and 2011 primarily relates to various convertible and non-convertible note agreements entered into, which are described further above.  Cash provided by financing activities for the period from August 22, 2010 (inception) to March 31, 2012 primarily relates to the activities described above, as well as sales of our common stock and other borrowings from related partie

Recently Issued Accounting Pronouncements

During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, which is currently required for all companies that report goodwill. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted.   The adoption of this guidance has not had a material impact on our financial position and results of operations.

During June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011; however, during December 2011 the FASB issued ASU No. 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of this guidance has not had a material impact on our financial position and results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASC 2011-04”).  The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for annual periods beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our financial position and results of operations.

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

Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at providing a reasonable assurance that the information required to be disclosed by us in this quarterly report on Form 10-Q meets the objective of being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. This note has been repaid as of the date of this filing.

During November 2011, we issued a $25,000 note payable with an unrelated, accredited third party in exchange for cash.  The note matures 60 days from the date of issuance and bears interest at a rate of 10.0% per annum with an increase to 12.0% per annum following the maturity date.  This note has been repaid as of the date of this filing.

Item 4. Mine Safety Disclosures

Item 5. Other Information

None.

Item 6. Exhibits

      No.                                                               Exhibit

2.4	Agreement and Plan of Merger dated May 21, 2012.
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUCHANGE HOLDINGS CORP

Date: May 21, 2012

By: /s/ JEFFREY I. RASSÁS
Jeffrey I. Rassás
Chief Executive Officer and Director

By: /s/ RICHARD A. PAPWORTH
Richard A. Papworth
Chief Financial Officer and Director