Form 10-K
period 2012-06-30
YouChange Holdings Corp
filed 2012-10-15
CIK 1442236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-152959

YouChange Holdings Corp
 (Exact name of registrant as defined in its charter)

Nevada	51-0665952
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2209 West 1st Street, Suite A113	85281
Tempe, Arizona	(Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2011 was $17.0 million based on the closing price of the Registrant’s Common Shares as quoted on the OTCBB as of that date.

The number of Common Shares of the Registrant outstanding as of September 30, 2012 was 43,213,672.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2012

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

For accounting purposes, Youchange, Inc. is the acquirer in the reverse merger transaction, and consequently the assets and liabilities and the historical operations reflected in the consolidated financial statements are those of Youchange, Inc. and are recorded at the historical cost basis of Youchange, Inc.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Youchange.

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

On May 21, 2012, YouChange, Earth911, Inc., a Delaware corporation (“Earth911”), and YouChange Merger Subsidiary Corp. (“YCMS”), a Delaware corporation and wholly owned subsidiary of YouChange formed for the sole purpose of completing the Merger (as defined below) with Earth911, entered into an Agreement and Plan of Merger (the “Merger Agreement”).  As contemplated by the Merger Agreement, upon closing (i) YCMS will merge with and into Earth911 and the corporate existence of Earth911 will continue as the surviving entity and a wholly owned subsidiary of YouChange (the “Merger”); (ii) all issued and outstanding shares of capital stock of Earth911 will be exchanged for newly issued shares of YouChange’s Common Stock such that the former stockholders of Earth911 will own 85% of the issued and outstanding shares of YouChange’s Common Stock; (iii) the terms of each outstanding option and warrant to purchase shares of Earth911 Common Stock, will be converted into options and warrants, as the case may be, to acquire shares of YouChange’s Common Stock using the same ratio as the exchange of shares of Earth911 capital stock for shares of YouChange’s Common Stock; (iv) YouChange’s Amended and Restated Articles of Incorporation will be filed and become effective; (v) YouChange’s Bylaws will be amended and restated; and (vi) new directors will be appointed to the YouChange Board of Directors and a new chief executive officer, a new President, and a new Secretary of YouChange will be appointed.

The Merger Agreement requires YouChange to amend and restate its Articles of Incorporation (i) to change its name from YouChange Holdings Corp to Infinity Resources Holding Corp. (the “Name Change”); (ii) to increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000 and to authorize a total of 10,000,000 shares of Preferred Stock to be designated in series or classes and the number of each series or class, including the voting powers, designations, limitations, restrictions, and relative rights of each series or class of stock, as the YouChange Board of Directors shall determine in its sole discretion (the “Share Increase”); (iii) to provide for a recapitalization of YouChange in which each five shares of the issued and outstanding shares of YouChange’s Common Stock will be converted into one share of fully paid and nonassessable Common Stock of YouChange (a 1-for-5 reverse stock split) (the “Reverse Split”); and (iv) to divide the Board of Directors into three classes, as nearly equal in number as possible, designated Class I, Class II, and Class III with Class I directors initially serving until the 2013 meeting of stockholders, Class II directors initially serving until the 2014 meeting of stockholders, and Class III directors initially serving until the 2015 meeting of stockholders (the “Director Classes”) (collectively, the amendments to YouChange’s Articles of Incorporation for the Name Change, the Share Increase, the Reverse Split, and the Director Classes are known as the “Amendments”).

The shares of the Company’s Common Stock issued pursuant to the Merger Agreement will be issued to the Earth911 stockholders in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws.  This description is a summary only and is subject to the specific provisions of the Agreement, which is attached to this Report as Exhibit 2.4.

The Company has realized minimal revenues from its planned business purpose to the date of this filing and currently has limited operations. Accordingly, the Company is considered to be in the development stage. The Company has been in the development stage since its formation. The Company has devoted its efforts to business planning and development and has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital.  We anticipate that with the expansion of our schools program and the merger with Earth911, we will move beyond the development stage in early fiscal 2013.

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

Our corporate offices are located at 2209 West 1st Street, Suite A113, Tempe, Arizona 85281. Our telephone number is 866-712-9273. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address is www.sec.gov.

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

Background of Earth911

Earth911 provides businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business and provides consumers and consumer product companies with information and instructions necessary to empower them to recycle or properly dispose of household products and packaging.  Earth911’s comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national companies, hospital systems, and universities to have a single point of contact for managing a variety of waste streams and recyclables.  Earth911’s directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.

Earth911 believes it offers innovative, cost-effective, one-stop management programs for the reuse, recycling, and proper disposal of a wide variety of recyclables and disposals that provide regional and national customers with a single point of contact for managing these materials.  Earth911’s services are designed to enable its business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets.  Earth911’s services currently focus on the waste streams and recyclables from the fleet, manufacturing, hospital, retailer, and commercial property industries.  Earth911 currently concentrates on programs for motor oil and automotive recycling, scrap tire recycling, grease and cooking oil recycling, meat rendering, organics recycling, hazardous and non-hazardous waste, regulated medical waste, construction debris, glass, cardboard, paper, metal, solid waste, and general sustainable.

Utilizing what Earth911 believes is the nation’s most complete directory of local recycling and proper disposal options for almost every household product and material, Earth911 empowers consumers by providing them with complete information and instructions about the recycling and disposal of a wide range of household products and materials; offers advertisers the opportunity to target a zero-waste lifestyle audience concerned about sustainability, recycling, and environmentally appropriate disposal; and enables product manufacturers to determine recycling availability for substantiating recycling claims and product design.  Consumers can access Earth911’s directory and instructions for any zip code in the United States through multiple platforms, including the Earth911 website, the iRecycle mobile application for smartphones and tablets, traditional phone lines, social media, branded recycling locators on client platforms and applications, in addition to engaging with Earth911’s content and media on leading social platforms such as Facebook and Twitter.

Earth911 was converted from a Delaware limited liability company to a Delaware corporation in July 2010, at which time it changed its name from Infinity Resources, LLC to Earth911, Inc.  Earth911 currently owns 100% of Global Alerts, LLC (“Global Alerts”), and 50% of Quest Recycling Services, LLC (“Quest”), through which Earth911 conducts its recycling management business.  Global Alerts purchased its assets, including the assets of its Earth911 and Pets911 divisions, from a third party in a bankruptcy proceeding in June 2006.  In October 2009, Global Alerts sold substantially all of the assets of its Pets911 division to a third party and distributed the consideration from the sale of the Pets911 division to the persons who were members of Earth911 upon closing of the sale.  Certain members of Infinity Resources, LLC acquired a 50% interest in Quest in September 2008.  In March 2009, as part of a restructuring transaction that resulted in Infinity Resources, LLC becoming the parent entity for Global Alerts and the owner of 50% of Quest, the members of Infinity Resources, LLC owning a 50% interest in Quest contributed their equity interests in Quest in return for Class A Units issued by Infinity Resources, LLC.

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

Employees

As of August 31, 2012, we employed 8 individuals. Our employees are not part of a union and we believe that relations with our employees are good.

Item 1A.  Risk Factors

Risks Related to our Financial Results

We have limited cash resources, an accumulated deficit, are not currently profitable and expect to incur significant expenses in the near future.

As of June 30, 2012, we had a working capital deficit of approximately $195,000.  We have incurred a substantial net loss for the period from our inception on August 22, 2008 to June 30, 2012, and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses through calendar year 2012 and possibly thereafter.  As a result, we will need to generate significant revenues to achieve profitability.

We may fail to become and remain profitable or we may be unable to fund our continuing losses, in which case our business may fail.

We are focused on product development and have generated minimal revenue to date.  We do not believe we will begin earning more than minimal revenues from operations until fiscal 2013 as we transition from a development stage company and close our merger with Earth911.  We have incurred operating losses since our inception.  Our net loss for the fiscal years ended June 30, 2012 and 2011 and the period from August 22, 2008 (inception) to June 30, 2012 was $1,912,705, $755,275 and $3,735,140, respectively.  As of June 30, 2012, we had a deficit accumulated during the development stage of $3,735,140.

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

Our purposes in completing the BSFG merger was to pursue our new business plan, but no assurance can be made that we can successfully implement our new business plan.

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

Although youchange has generated only minimal revenues from its business plan in the GreenTech and eWaste sectors, the Company has developed a business concept that should allow us to more quickly build a business in the GreenTech and eWaste sectors and will be led by a management team with experience and existing relationships in the electronic and environmental sustainability sectors.  Although no assurances can be made that this strategy will be successful, we believe the completion of the reverse merger to become a publicly traded company is in our best interests and the best interests of our shareholders.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of YouChange’s Common Stock following the Merger.

In accordance with U.S. generally accepted accounting principles, Earth911 will account for the Merger as a reverse acquisition of YouChange using the purchase method of accounting, which may result in charges to earnings that could have a material adverse effect on the market value of the common stock of the combined company following completion of the Merger.  Under the purchase method of accounting, the combined company will allocate the total estimated purchase price to YouChange’s net tangible assets and intangible assets based on their fair values as of the date of completion of the Merger, and record the excess of the purchase price over those fair values as goodwill.  The combined company will incur amortization expense over the useful lives of any amortizable intangible assets acquired in connection with the Merger.  In addition, to the extent the value of goodwill or amortizable intangible assets becomes impaired, the combined company may be required to incur material charges relating to the impairment of that asset.  These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

After the Merger, YouChange may be limited in its ability to use some or all of YouChange’s and Earth911’s net operating losses for U.S. federal income tax purposes, which may increase the tax liability of the combined company in future years.

Changes in the ownership of YouChange as a result of the Merger may cause there to be an annual limitation on the use of net operating loss carryforwards that arose prior to the Merger.  Such limitation would be imposed in addition to any annual limitations on the use of such net operating losses that resulted from prior ownership changes.  Similarly, changes in the ownership of Earth911 as a result of the Merger may cause there to be an annual limitation on the use of its net operating loss carryforwards that arose prior to the Merger.  Such limitation also would be imposed in addition to any annual limitations that arose from prior ownership changes of Earth911.  Furthermore, whether or not the Merger causes an ownership change, YouChange and Earth911 may each experience future ownership changes that may limit their use of their net operating losses.  Limitations on the use of YouChange’s and Earth911’s net operating losses may increase their U.S. federal income tax liability in future years and could cause some of their net operating losses to expire unused.

We have insufficient capital to implement our repositioned business plan.

Although we have taken steps to reposition the Company and focus our business on the GreenTech and eWaste sectors, we currently have no ability to fund the development and implementation of the entire business plan.  We currently have minimal revenue, so we expect to rely on external sources of capital through the issuance of debt and/or equity securities in private placement offerings to provide funding for our business.  No assurances can be made that we will be successful in obtaining additional funding on terms and conditions that are acceptable to us.

We have deferred, and may continue to defer, payment of some of our obligations, which may adversely affect our ability to obtain goods and services in the future.

We estimate that we will require approximately $1.0 million to carry out our business plan and meet our expenses for the next 12 months and $0.25 million to satisfy our immediate obligations over the next 90 days.  Our immediate obligations primarily include only professional fees related to audit and review services by our auditors, payment for services rendered by our officers, legal expense and so forth.  Until such time, if at all, as we receive adequate funding, we intend to defer payment of all other obligations that are capable of being deferred.  Such deferral has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.

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

The combined company may not realize the benefits expected from the Merger.

The success of the Merger will depend in part on the success of management of the combined company in integrating the business, operations, technologies, and personnel of the two companies following the effective time of the Merger.  The inability of the combined company to meet the challenges involved in integrating successfully the operations of YouChange and Earth911 or otherwise to realize any of the anticipated benefits of the Merger could seriously harm the combined company’s results of operations.  In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities, and diversion of management’s attention.  The challenges involved in integration include the following:

•	integrating the business, operations, technologies, and services of the two companies;

•	retaining and assimilating the key personnel of each company and integrating the business cultures of both companies;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies, and information systems.

YouChange and Earth911 may not be able to successfully integrate their operations in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the Merger, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated.  The anticipated benefits and synergies of the Merger are based on assumptions and current expectations, not actual experience, and assume a successful integration.  In addition to the potential integration challenges discussed above, the combined company’s ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that YouChange’s or Earth911’s relationships with existing or potential customers, suppliers, or strategic partners is adversely affected as a consequence of the Merger, or by practical or legal constraints on its ability to combine operations.

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

The execution of our present business plan depends on the continued services of our, Chief Financial Officer, Richard A. Papworth, our Executive Vice President of Youchange, Inc., Derrick Mains and our Chief Technology Officer of Youchange, Inc., Naser Ahmad.  We currently do not maintain key-man insurance policies on the lives of these individuals and have not entered into employment agreements with any of our executive officers.  We believe the loss of any of their service would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.  After the Earth911 Merger, the  CEO and President of the Company will be Barry Monheit.  We will also add Colton Melby, Marie Wadecki, Mitchell Saltz, Ronald Miller and Richard Quinn as Directors.

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

We anticipate that the execution of youchange’s business plan will result in a rapid expansion of our operations, which may place a significant strain on youchange’s management, financial and other resources.  Youchange’s ability to manage the challanges associated with the expansion of our business operations after the Earth911 Merger will depend, among other things, on our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, technical information and accounting systems and attract, assimilate and retain qualified management and other personnel.  If we fail to effectively manage these issues, we may not be profitable in the near future, or ever.

Future acquisitions and strategic relationships, if any may be unsuccessful if we are unable to complete such acquisitions and integrate the acquired business or develop such strategic relationships, which subjects us to risks that may have a material adverse effect on our business.

Part of our strategy to expand our business and execute our business plan involves the possible acquisition of, or development of strategic relationships with, recyclers and refurbishment centers.  If we are unable to successfully complete and integrate a future acquisition, we may not realize the expected benefits from such acquisition, including any expected benefits from the proposed integration of the acquired operation into our current business model. If we are unable to develop future strategic relationships, we would not realize any expected benefits from such strategic relationships.

Risks Related to our Common Stock

Because we will likely issue additional shares of our common stock, or common stock equivalents, investment in our Company could be subject to substantial dilution.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. As of September 30, 2012, we had 43,213,672 common shares outstanding. We are authorized to issue up to 60,000,000 common shares. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.  The Earth911 Merger was structured so that there would not be any dilution as a result of the merger.  If dilution occurs, any investment in our common stock could seriously decline in value

The sale of our stock under convertible notes could encourage short sales by third parties, which could contribute to the future decline of our stock price.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are in leased offices located at 2209 West 1st Street, Suite A113, Tempe, Arizona 85281.  This lease expires in June 2015 and calls for monthly rental payments of approximately $2,400.

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

Item 4.  Mine Safety Disclosures

Not applicable.

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

	High	Low
Fiscal Year Ended June 30, 2012:
First quarter	$0.70	$0.18
Second quarter	0.52	0.15
Third quarter	0.66	0.18
Fourth quarter	0.67	0.40

	High	Low
Fiscal Year Ended June 30, 2011:
First quarter	$0.33	$0.11
Second quarter	0.37	0.14
Third quarter	0.75	0.29
Fourth quarter	0.70	0.12

	High	Low
Fiscal Year Ended June 30, 2010:
First quarter	$0.20	$0.06
Second quarter	0.29	2.00
Third quarter	0.30	0.16
Fourth quarter	0.45	0.23

Holders

As of September 30, 2012, there were approximately 200 holders of record of our common shares.

Dividends

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities and Use of Proceeds

During our fiscal year ending June 30, 2012, we issued common shares for the following transactions:

•
During fiscal 2012, we issued 248,522 common shares to an entity controlled by Naser Ahmad, the Chief Technology Officer of Youchange, Inc.  We expensed $90,000 as professional fees for the issuance of these shares.  This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During fiscal 2012, we issued 249,705 common shares to Richard Papworth, our Chief Financial Officer for services rendered.  We expensed $98,000 as professional fees for the issuance of these shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During July 2011, we issued 436,337 common shares upon conversion of principal and interest previously outstanding on convertible notes payable, of which 103,296 was with a related party.  These transactions are discussed in more detail in Note 8. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During fiscal 2012, we issued 895 common shares to note holders for the payment of interest on those notes.  We expensed $358 as interest expense for the issuance of these shares.  These transactions are discussed in more detail in Note 7. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During fiscal 2012, we issued 287,837 common shares to an entity controlled by Derrick Mains, our Executive Vice President of Business Development and Operations, for services rendered.  We expensed $114,000 as professional fees for the issuance of these shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During fiscal 2012, we issued 110,408 common shares to Dan Fogel, our Vice President of Strategic Initiatives, for services rendered.  We expensed $44,000 as professional fees for the issuance of these shares.  This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During fiscal 2012, we raised $325,000 through the sale of 1,300,000 common shares in a private placement transaction with seven accredited investors at a sales price of $0.25 per common share. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

•
During fiscal 2012, we also issued 1,961,006 common shares in exchange for other professional services.  We expensed approximately $697,423 as professional fees and approximately $3,000 as marketing expense for the issuance of these shares. This share issuance is exempt from the registration requirements under section 4(2) of the Securties Act of 1933 and/or Reg. D promulgated thereunder as well as applicable exemptions under state securities laws.

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

(iii)
Collecting used electronics through Company initiated collection events.  Local electronic collection events play an important part of the youchange strategy and are done in partnership with local sports teams, businesses and charity groups. We have developed a collection event and brand awareness model built around employees of third party companies bringing their excess electronics to work on designated days.  We have piloted these events over the past month in the Phoenix, Arizona area.  A second component of this collection event and brand awareness model is to partner with local sports teams to host pre-game collection and brand awareness events.  A third component of this model, which was launched in April 2011, is a program we refer to as GREEN Ambassadors and GREEN Leaders, where members of the youchange community host collection events at various business or charity locations.  As with retail and business permanent drop-off locations, if members drop-off their items rather than use our prepaid shipping mechanism, we expect to obtain these items at a lower cost.

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

After careful consideration it became clear there could be a great benefit from the economic downturn resulting in the liquidation of non-performing leases and used equipment.  The executive team further concluded that much of this excess equipment and used electronics from both small to middle market companies and individual consumers was classified as eWaste and presented a negative environmental impact.  This problem was growing and very few viable solutions have made it to market leaving a substantial void in this highly visible and much anticipated GreenTech sector.  It was decided that to fully take advantage and leverage this new market opportunity BSFG would need to expand the board and management team and begin an immediate search for a company with experience, relationships and leadership, focused in this newly defined sector of “GreenTech”.  As discussed more fully below, BSFG was successful in locating and merging with Youchange, Inc., a company that had the desired attributes. The youchange management team will lead and execute this new direction that will focus on the eWaste challenge by launching the youchange.com website, software and services application that is expected to include paying and providing reward points to businesses and consumers for their used electronics, refurbishing and recycling through established and certified strategic partners and generating revenue from the sales and reCommerce (resale online) of these products as well as management fees for proprietary data.

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing was to provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of June 30, 2012 advances outstanding totaled approximately $95,000, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $41,000 relative to these advances for the period through June 30, 2012.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock as of June 30, 2011.  As of June 30, 2012, management believes all outstanding advances to Feature Marketing, and interest on such advances, will not likely ever be fully realized and accordingly, has provided an allowance for the full balance of the note receivable and the corresponding interest receivable, as of June 30, 2012 in the amount of $116,592.

Merger with Earth911

On May 21, 2012, YouChange, Earth911, Inc., a Delaware corporation (“Earth911”), and YouChange Merger Subsidiary Corp. (“YCMS”), a Delaware corporation and wholly owned subsidiary of YouChange formed for the sole purpose of completing the Merger (as defined below) with Earth911, entered into an Agreement and Plan of Merger (the “Merger Agreement”).  As contemplated by the Merger Agreement, upon closing (i) YCMS will merge with and into Earth911 and the corporate existence of Earth911 will continue as the surviving entity and a wholly owned subsidiary of YouChange (the “Merger”); (ii) all issued and outstanding shares of capital stock of Earth911 will be exchanged for newly issued shares of YouChange’s Common Stock such that the former stockholders of Earth911 will own 85% of the issued and outstanding shares of YouChange’s Common Stock; (iii) the terms of each outstanding option and warrant to purchase shares of Earth911 Common Stock, will be converted into options and warrants, as the case may be, to acquire shares of YouChange’s Common Stock using the same ratio as the exchange of shares of Earth911 capital stock for shares of YouChange’s Common Stock; (iv) YouChange’s Amended and Restated Articles of Incorporation will be filed and become effective; (v) YouChange’s Bylaws will be amended and restated; and (vi) new directors will be appointed to the YouChange Board of Directors and a new chief executive officer, a new President, and a new Secretary of YouChange will be appointed.

The Merger Agreement requires YouChange to amend and restate its Articles of Incorporation (i) to change its name from YouChange Holdings Corp to Infinity Resources Holding Corp. (the “Name Change”); (ii) to increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000 and to authorize a total of 10,000,000 shares of Preferred Stock to be designated in series or classes and the number of each series or class, including the voting powers, designations, limitations, restrictions, and relative rights of each series or class of stock, as the YouChange Board of Directors shall determine in its sole discretion (the “Share Increase”); (iii) to provide for a recapitalization of YouChange in which each five shares of the issued and outstanding shares of YouChange’s Common Stock will be converted into one share of fully paid and nonassessable Common Stock of YouChange (a 1-for-5 reverse stock split) (the “Reverse Split”); and (iv) to divide the Board of Directors into three classes, as nearly equal in number as possible, designated Class I, Class II, and Class III with Class I directors initially serving until the 2013 meeting of stockholders, Class II directors initially serving until the 2014 meeting of stockholders, and Class III directors initially serving until the 2015 meeting of stockholders (the “Director Classes”) (collectively, the amendments to YouChange’s Articles of Incorporation for the Name Change, the Share Increase, the Reverse Split, and the Director Classes are known as the “Amendments”).

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of long-lived assets, the carrying value of software development costs, advances to Feature Marketing, deferred financing costs and the realization of deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies (refer to the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report), the following may involve a higher degree of judgment and complexity.

Inventory

We use the lower of cost or market method to evaluate the cost of inventory at the end of each period.  In the third quarter of fiscal 2012, we began a pilot program of collection events with schools.  We process each item collected to determine if it is at its end of life or if it can be refurbished and sold and based on that determination, we assign a “collection” value to each item. We pay each school the collection value that we assign to the items from their particular collection event. Because of the unanticipated response to the collection events held during the quarter, we were unable to process the items collected.  As a result, we have estimated the value of the items that were collected but not yet processed, and have recorded the inventory value at June 30, 2012 based on that estimate.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Consolidated Statements of Operations. As of June 30, 2012, the Company has established a full valuation allowance for all deferred tax assets.

As of June 30, 2012 and 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Operating Results

The following table summarizes our operating results for the periods presented below:

			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2012	2011	2012

Revenue	$93,975	$9,160	$103,135
Cost of products sold	20,086	5,386	25,472

Gross profit	73,889	3,774	77,663

Operating expenses:
Professional fees	1,235,163	432,700	1,998,771
Salaries and wages	161,774	98,738	260,512
Bad debt expense	116,592	-	116,592
Licensing fees	3,849	89,130	92,979
General and administrative	122,591	60,293	233,120
Marketing	93,699	47,787	153,225
Software develpoment expense	191,150	-	191,150
Expense of reverse merger	-	-	620,040

Total operating expenses	1,924,818	728,648	3,666,389

Loss from operations	$(1,850,929)	$(724,874)	$(3,588,726)

We are a development stage enterprise for the periods presented above and accordingly, have recognized minimal revenues from our planned business to June 30, 2012.

Revenue was $93,975 and $9,160 for the years ended June 30, 2012 and 2011, respectively, and $103,135 for the period from August 22, 2008 (inception) to June 20, 2012.  Revenues are from sales of electronic equipment obtained from the initial response to our school collection events.

Professional fees were $1,235,163 and $432,700 for the years ended June 30, 2012 and 2011, respectively, and $1,968,771 for the period from August 22, 2008 (inception) to June 30, 2012.  Professional fees include fees incurred for our officers of $354,500 and $327,583 for the years ended June 30, 2012 and 2011, respectively, and $887,083 for the period from August 22, 2008 (inception) to June 30, 2012.  Also included in professional fees are legal, accounting and auditing fees. The increase in professional fees from fiscal 2011 to 2012 was primarily due to expense recognized for common shares issued for services rendered, which totaled approximately $1,043,000 for professional fees in fiscal 2012 as compared to $350,000 for fiscal 2011.

Salaries and wages totaled $161,774 and $98,738 for the years ended June 30, 2012 and 2011, respectively, and $260,512 for the period from August 22, 2008 (inception) to June 30, 2012.  Salaries and wages represent amounts paid or accrued to officers and other employees, which commenced during the second quarter of fiscal 2011 as we began to hire staff in the anticipation of executing our business plan.  As of June 30, 2012, we employed eight individuals other than our executive officers.

Bad debt expense was $116,592 and nil for the years ended June 20, 2012 and 2011, respectively and $116,592 for the period from August 22, 2008 (inception) to June 30, 2012.  Bad debt expense relates to the note receivable from Feature Marketing of $94,875 and its related accrued interest receivable of $21,717 which we determined was not likely to be collected as of June 30, 2012.

Licensing fees were $3,849 and $89,130 the years ended June 30, 2012 and 2011, respectively, and $92,979 for the period from August 22, 2008 (inception) to June 30, 2012.  Licensing fees relate mainly to the use of a database to support the consumer offer calculator on our website. During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  As described elsewhere herein, we issued 193,322 shares of common stock upon the execution of this agreement and this relationship was terminated during fiscal 2012.

General and administrative expense was $122,591 and $60,293 for the years ended June 30, 2012 and 2011, respectively, and $233,120 for the period from August 22, 2008 (inception) to June 30, 2012.  These expenses primarily consist of facility rent, travel, computer, network and internet costs. The increase in general and administrative expense from fiscal 2011 to fiscal 2012 primarily relates to increased payroll taxes and the general increase in business activity.

Marketing expense was $93,699 and $47,787 for the years ended June 30, 2012 and 2011, respectively, and $153,225 for the period from August 22, 2008 (inception) to June 30, 2012.  Marketing related costs relate primarily to events, marketing collateral, press releases and other public relations efforts. The increase in marketing expense from fiscal 2011 to fiscal 2012 relates to a general increase in activity, including press releases and brand awareness, as we work towards exiting the development stage.

Software development expense was $62,500 for the year ended June 30, 2012 and the period from August 22, 2008 (inception) to June 30, 2012.  We had been capitalizing these costs until fiscal 2012 at which time we determined that there was an impairment in the capitalized software costs of $128,650.  That impairment loss was recognized in fiscal 2012.

As described above, during March 2010, we completed a reverse merger transaction.  We incurred $125,000 of cash based expense for this transaction, of which all but $37,500 has been paid, in addition to recording a $495,040 charge for shares issued in connection with this transaction. The Company issued a note to a related party for $37,500 and in September 2012, that note was assigned to an investor who is willing to convert the note into shares of our common stock at the conversion rate of $0.20 per share.

We recognized total other expense of $61,776 and $30,401 for the years ended June 30, 2012 and 2011, respectively, and $146,414 for the period from August 22, 2008 (inception) to June 30, 2012.  Since inception, other expense primarily relates to interest expense of $187,187, which relates to:  (i) $50,000 for the amortization of deferred financing costs; (ii) $13,681 for interest on convertible notes that were converted prior to the reverse merger on March 30, 2010; and (iii) interest on convertible notes that were issued during fiscal 2012 and 2011 and the amortization of discounts associated with some of these notes.  Other income relates to interest income, which is primarily associated with advances previously made to Feature Marketing.

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

Liquidity and Capital Resources

As of June 30, 2012, we had $51,355 of cash and cash equivalents and a working capital deficit of approximately $195,000.  Over the next twelve months we estimate in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.  We must raise cash to cover these expenses and implement our business plan.  In addition to the amounts raised through the financing transactions discussed below, we estimate that we will need to raise $0.25 million to continue our proposed business and maintain our status as a reporting company for the next 90 to 120 days.

The Company’s ability to commence significant operations is entirely dependent upon the proceeds to be raised.  If we do not raise at least $1.0 million, we will be unable to establish a base of operations, without which we will be unable to execute our current business plan.  The Company will need to raise additional capital by issuing capital stock, notes payable or a combination of both, in exchange for cash in order to continue as a going concern. During fiscal 2012, we raised a total of $544,000, which is described in further detail below. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely that operations would continue and any investment made by an investor would be lost in its entirety.

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

During fiscal 2012, we raised a total of $544,000 through the following transactions:

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

•
During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note.  We are in default on this note and the holder has verbally agreed to exercise the conversion feature.

•
During December 2011, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $25,000 for this convertible note.  We are in default on this note and the holder has verbally agreed to exercise the conversion feature.

•
During January 2012, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $9,500 for this convertible note.  We are in default on this note and the holder has verbally agreed to exercise the conversion feature.

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

•
During April 2012, we issued a $5,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures 6 months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.35 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,712 for this convertible note.

•
During March 2012, we received $6,000 from an unrelated party under a short-term advance.  The advance has no stated maturity nor stated interest rate.  We paid interest at the rate of 10% through the issuance of 375 shares of our common stock.

•	During 2012, we raised $70,000 from several unrelated parties under short term advances. The advances had various interest rates and maturity dates and all were paid off prior to June 30, 2012.

•	During fiscal 2012, we raised $325,000 through the sale of 1,300,000 common shares in a private placement transaction with seven accredited investors at a sales price of $0.25 per common share.

Until such time, if at all, as we receive adequate funding, we intend to defer payment of all other obligations that are capable of being deferred.  Such deferment has resulted in the past, and may result in the future, in some vendors demanding cash payment for their goods and services in advance, and other vendors refusing to continue to do business with us, which may adversely affect our ability to obtain goods and services in the future, or to do so on favorable terms.  As a result, the Company’s independent registered public accounting firm has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our financial statements for the year ended June 30, 2012.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Cash used in operating activities was $488,742 and $357,395 for the years ended June 30, 2012 and 2011, respectively, and $1,141,366 for the period from August 22, 2008 (inception) to June 30, 2012.  Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs.  We expect our operating activities will require additional cash in the future as we commence our planned operations.

Cash Flows from Investing Activities

Cash used in investing activities was $167 and $128,650 for the years ended June 30, 2012 and 2011, respectively, and $331,582 for the period from August 22, 2008 (inception) to June 30, 2012.  Cash used in investing activities for fiscal 2012 primarily relates to the the purchase of property and equipment offset by cash received in repayment of the advance to Feature Marketing. Cash used in investing activities for the period from August 22, 2010 (inception) to June 30, 2012 also includes cash used for our reverse merger transaction in March 2010 and, which is discussed more fully above.

Cash Flows from Financing Activities

Cash provided by financing activities was $474,000 and $508,000 for the years ended June 30, 2012 and 2011, respectively, and $1,524,303 for the period from August 22, 2008 (inception) to June 30, 2012.  Cash provided by financing activities for fiscal 2012 and fiscal 2011 relates to various convertible note agreements entered into and the private placement of our common shares, which are described further above.   Cash provided by financing activities for the period from August 22, 2010 (inception) to June 30, 2012 primarily relates to the activities described above.

Recently Issued Accounting Pronouncements

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide a reasonable assurance that the information required to be disclosed by us in this annual report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As indicated in the certifications in Exhibit 31 of this report, the Corporation's Chief Executive Officer and Principal Financial Officer / Principal Accounting Officer have evaluated the Corporation's disclosure controls and procedures as of June 30, 2012. Based on that evaluation, these officers have concluded that the Corporation's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding youchange’s executive officers:

Name	Age	Position
Jeffrey I. Rassás	48	Chairman and Chief Executive Officer
Richard A. Papworth	52	Director and Chief Financial Officer
Derrick Mains	39	Executive Vice President, Youchange, Inc.
Naser Ahmad	55	Chief Technology Officer, Youchange, Inc.

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

Derrick Mains

A 2010 Green Pioneer award winner, Mr. Mains is a proven entrepreneur with a deep knowledge of recycling and sustainability initiatives and companies. His experience includes the development of a number of technology platforms that improve corporate efficiency and apply principles of social learning. Mr. Mains has served as the Vice President of Business Development for AMBERalert.com and Pets911.com and was the driving force behind a number of producer responsibility/green initiatives including trans-organizational partnerships with global oil companies as the Vice President of Energy Reclamation Initiatives with Earth911.com and 1-800-CLEANUP. Mr. Mains is the co-founder and former CEO of GreenNurture.com, a Software-as-a-Service application that fosters and gauges behavioral and attitudinal changes within the workplace around sustainability initiatives. Mr. Mains is currently the Executive Vice President of YouChange Inc. a publicly traded (YCNG) electronic collection company that uses school and non-profits fundraising programs as the method of education and collection. Additionally Mr. Mains sits on the board of The Green Chamber, advises a number of early stage and emerging companies in the software and sustainability space, writes for a number of leading environmental publications, lectures for the Ikoloji Sustainable Building Advisory program, hosts the Your Triple Bottom Line Radio show and is Entrepreneur in Residence for Arizona State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Exchange Act that were furnished to us during fiscal 2012 for persons who were, at any time during fiscal 2012, our directors or executive officers or beneficial owners of more than 10% of the outstanding shares of our common stock, all filing requirements for reporting persons were met.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Business Conduct and Ethics may, upon request made to us in writing at the following address, be made available without charge: 2209 West 1st Street, Suite A113, Tempe, Arizona 85281.

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

Item 11.  Executive Compensation

Summary Compensation Table
	Fiscal			Stock
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Total ($)

Jeffrey I. Rassás, Chief Executive Officer	2012	$68,000	$-	$-	$68,000
(Principal Executive Officer)	2011	96,000	-	-	96,000

Richard A. Papworth, Chief Financial Officer	2012	-	-	98,000	98,000
(Principal Financial Officer)	2011	24,000	-	12,000	36,000

Mary Juetten, Chief Operating Officer,	2012	12,000	-	-	12,000
Youchange, Inc. (2)	2011	18,000	-	160,250	178,250

Naser Ahmad, Chief Technology Officer,	2012	-	-	120,000	120,000
Youchange, Inc. (3)	2011	-	-	93,333	93,333

Derrick Mains, Executive Vice President,	2012	27,750	-	114,000	141,750
Youchange, Inc. (4)	2011	-	-	-	-

(1)
Represents restricted stock awards.  The reported value of the restricted stock awarded was calculated by multiplying the closing market price of our common stock on the grant date by the number of shares granted.

(2)	Compensation was paid to Protect your Intellectual Property (PIP), LLC, an entity controlled by Ms. Juetten. Ms. Juetten left the Company in September 2011.

(3)	Compensation was paid to SRI Holdings, LLC, an entity controlled by Mr. Ahmad.

(4)	Compensation was paid to Card A Client, LLC, an entity controlled by Mr. Mains.

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

Share-Based Payments

During July 2010, we entered into a one-year consulting agreement with Naser Ahmad through NOMA Enterprises, LLC to provide services as Chief Technology Officer of Youchange, Inc., and issued 333,333 shares of our common stock as compensation for such services. The term of this agreement is from January 1, 2010 to December 31, 2010. As of June 30, 2010, we had accrued $60,000 of compensation expense, which was paid by way of the issuance of one half of these shares.  We recognized the remaining $33,333 of expense during July 2010 for the 333,333 total shares issued, which was recorded as professional fees. The consulting agreement has not been renewed as of the date of this filing; however, Mr. Ahmad has continued to provide services to the Company on a month-to-month basis for $10,000 per month, and we issued an additional 248,522 common shares during fiscal 2012 as compensation.

During December 2010, we entered into a one year consulting agreement with Mary Juetten, through Protect your Intellectual Property (PIP), LLC to provide services as Chief Operating Officer of YouChange, Inc. The term of this agreement was from October 1, 2010 to September 30, 2011.  During fiscal 2011, we issued a total of 625,625 shares of our common stock as compensation for services and recognized $160,250 of expense for the issuance of these shares, which was recorded as professional fees.

During fiscal 2012, we issued 249,705 common shares to Richard Papworth, our Chief Financial Officer for services rendered.  We expensed $98,000 as professional fees for the issuance of these shares.

During fiscal 2012, we issued 287,837 common shares to Derrick Mains, our Executive Vice President for services rendered.  We expensed $114,000 as professional fees for the issuance of these shares.

Subsequent to June 30, 2012, the Company awarded options for 1,000,000 common shares to Derrick Mains.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership as of September 30, 2012 of our common stock by (i) each of our executive officers; (ii) each of our directors; and (iii) each person known by us to own beneficially more than five percent of the outstanding common stock. The address for each of the persons and entities listed below is 2209 West 1st Street, Suite A113, Tempe, Arizona 85281. The percentage ownership of the persons in the table below are based on 43,213,672 common shares outstanding on September 30, 2012. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the common stock owned by them.

	Number
	of Shares
	Beneficially		Percentage
Name	Owned (1)		of Shares (2)
Jeffrey I. Rassás	7,466,000	(3)	17.3%
Steve Phelps	3,000,000	(4)	6.9%
Vic Sibilla	2,850,000	(5)	6.6%
Naser Ahmad	724,383	(6)	1.7%
Richard A. Papworth	398,211		0.9%
Derek Mains	287,837	(7)	0.7%
All executive officers and directors as a group (four persons)	8,876,431		20.5%

(1)
Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Common stock subject to options and warrants currently exercisable or exercisable within 60 days of September 30, 2012 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	Percentages are based on 43,213,672 shares of common stock outstanding as of September 30, 2012.
(3)
All shares held indirectly by Jeffrey I. Rassás, Director, President and Chief Executive Officer of YouChange Holdings Corp Includes 7,266,000 shares held by Hayjour Family Limited Partnership of which Mr. Rassas is a general partner and 200,000 shares held by his daughters Jourdan and Hayden.

(4)	Includes 75,000 shares held by Mr. Phelps in his IRA and 75,000 shares held by wife Kimberley Phelps in her IRA.
(5)
Includes 75,000 shares held by Mr. Sibilla in his IRA and 75,000 shares held by wife Geraldine Sibilla in her IRA 150,000 shares owned by minor children and 75,000 of another child, all that share Mr. Sibilla’s household.

(6)	All shares held indirectly by Nassir Ahmed, Chief Technology Officer of YouChange, Inc. All the shares are held by SRI Holdings, LLC over which Mr. Ahmed holds the beneficial interest.
(7)	All shares held indirectly by Derrick Mains, Executive Vice President of YouChange, Inc. All the shares are held by Card A Client, LLC over which Mr. Mains holds the beneficial interest.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the years ended June 30, 2012 and 2011, we incurred approximately $63,000 and $87,000 of software development costs, respectively, from NOMA Enterprises, LLC, an entity controlled by Naser Ahmad, Chief Technology Officer of Youchange, Inc.

During July 2010, we entered into a one-year consulting agreement with Naser Ahmad through NOMA Enterprises, LLC to provide services as Chief Technology Officer of Youchange, Inc., and issued 333,333 shares of our common stock as compensation for such services. The term of this agreement is from January 1, 2010 to December 31, 2010. As of June 30, 2010, we had accrued $60,000 of compensation expense, which was paid by way of the issuance of one half of these shares.  We recognized the remaining $33,333 of expense during July 2010 for the 333,333 total shares issued, which was recorded as professional fees. The consulting agreement has not been renewed as of the date of this filing; however, Mr. Ahmad has continued to provide services to the Company on a month-to-month basis for $10,000 per month, and we issued an additional 248,522 common shares during fiscal 2012 as compensation.

During December 2010, we entered into a one year consulting agreement with Mary Juetten, through Protect your Intellectual Property (PIP), LLC to provide services as Chief Operating Officer of YouChange, Inc. The term of this agreement is from October 1, 2010 to September 30, 2011.  During fiscal 2011, we issued a total of 625,625 shares of our common stock as compensation for services and recognized $160,250 of expense for the issuance of these shares, which was recorded as professional fees. Additionally, we recognized expense of approximately $18,000 for cash-based consideration paid to Ms. Juetten’s for her services as Chief Operating Officer of Youchange, Inc. which is also recorded as professional fees.  Ms. Juetten resigned as an officer of YouChange in fiscal 2012.

Directors, Jeffrey Rassás and Richard Papworth are officers of the Company.  There is not an independent director at this time.

Item 14.  Principal Accounting Fees and Services

Information regarding principle accountant fees and services is as follows:

Audit Fees

Audit fees for fiscal 2012 and 2011 by Semple, Marchal and Cooper, LLP were $45,800 and $40,500, respectively. Audit fees billed and paid for fiscal 2012 and 2011 included fees for quarterly reviews.

Audit Related Fees

Audit related fees were nil for fiscal 2012 and 2011.

Tax Fees

Tax related fees were de minimis for fiscal 2012 and 2011 for Semple, Marchal and Cooper, LLP.

All Other Fees

Other fees for fiscal 2012 and 2011 by Semple, Marchal and Cooper were nil and 4,700, respectively.  Other fees for fiscal 2011 related to review of SEC comment letter correspondence and fees incurred related to the acquisition of Feature Marketing, which was rescinded during February 2011.

Pre-Approval Policies and Procedures

The Board of Directors approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by Semple, Marchal and Cooper, LLP that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In fiscal 2012 and 2011, none of the fees paid to Semple, Marchal and Cooper, LLP were approved pursuant to the de minimis exception.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

Consolidated Financial Statements

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because they are not applicable.

(3) Exhibits

Documents filed as exhibits to this report or incorporated by reference:

No.	Exhibits

2.1	Agreement and Plan of Merger dated March 15, 2010 (Filed as an Exhibit to Form 8-K filed March 22, 2010 and incorporated herein by reference)

2.4	Agreement and Plan of Merger dated May 21, 2012. (Filed as an Exhibit to Form 14C Definitive Information Statement filed on August 7, 2012 and incorporated herein by reference)

3.1	Articles of Incorporation (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)

3.2	Amendment to Articles of Incorporation (Filed as an Exhibit to Form 14C Definitive Information Statement filed on June 2, 2010 and incorporated herein by reference)

3.3	By-laws (Filed as an Exhibit to Form S-1 Registration Statement filed on August 12, 2008, Registration No. 333-152959 and incorporated herein by reference)

3.4	Amendment to Articles of Incorporation (Filed as an Exhibit to Form 14C Definitive Information Statement filed on August 7, 2012 and incorporated herein by reference)

3.5	Amendment to By-laws (Filed as an Exhibit to Form 14C Definitive Information Statement filed on August 7, 2012 and incorporated herein by reference)

14	Code of Ethics

31.1	8650 Section 302 Certification of Chief Executive Officer

31.2	8650 Section 302 Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

October 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY RASSÁS Jeffrey Rassás	Chairman of the Board of Directors and Chief Executive Officer	October 15 2012

/s/ RICHARD A. PAPWORTH Richard A. Papworth	Director and Chief Financial Officer	October 15, 2012

Board of Directors and Stockholders of
YouChange Holdings Corp
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of YouChange Holdings Corp (a development stage company) as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from August 22, 2008 (inception) to June 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YouChange Holdings Corp (a development stage company) at June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the period from August 22, 2008 (inception) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is currently in the development stage and has not earned significant revenue as of June 30, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Phoenix, Arizona
October 15, 2012

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$51,355	$66,264
Inventory	7,490	3,522
Prepaid expenses and other current assets	-	14,541

Total current assets	58,845	84,327

Advances to Feature Marketing, net	-	96,875
Property and equipment - net	5,032	4,065
Capitalized software costs	-	128,650
Other assets	9,774	6,500

Total assets	$73,651	$320,417

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$139,674	$63,212
Accrued interest payable	6,973	8,945
Note payable	6,000	-
Note payable - related party	37,500	37,500
Convertible notes payable, net of discount of $1,357 and nil as of June 30, 2012 and 2011, respectively	63,643	75,000

Total current liabilities	253,790	184,657

Convertible notes payable - long term, net of discount of $11,120 and $20,729 as of June 30, 2012 and 2011, respectively	66,880	4,271

Total liabilities	320,670	188,928

Shareholders' equity (deficit):
Common stock, $.001 par value; 60,000,000 shares authorized; 43,020,937 and 38,426,227 shares issued as of June 30, 2012 and 2011, respectively; 42,945,937 and 38,351,227 shares outstanding as of June 30, 2012 and 2011, respectively	43,021	38,426
Additional paid-in capital	3,471,350	1,941,748
Treasury stock, at cost (75,000 common shares as of June 30, 2012 and 2011 respectively)	(26,250)	(26,250)
Deficit accumulated during the development stage	(3,735,140)	(1,822,435)

Total shareholders' equity (deficit)	(247,019)	131,489

Total liabilities and shareholders' equity (deficit)	$73,651	$320,417

The accompanying notes are an integral part of these consolidated financial statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2012	2011	2012

Net revenues	$93,975	$9,160	$103,135
Cost of products sold	20,086	5,386	25,472

Gross profit	73,889	3,774	77,663

Operating expenses:
Professional fees	1,235,163	432,700	1,998,771
Salaries and wages	161,774	98,738	260,512
Bad debt expense	116,592	-	116,592
Licensing fees	3,849	89,130	92,979
General and administrative	122,591	60,293	233,120
Marketing	93,699	47,787	153,225
Software development expense	191,150	-	191,150
Expense of reverse merger	-	-	620,040

Total operating expenses	1,924,818	728,648	3,666,389

Loss from operations	(1,850,929)	(724,874)	(3,588,726)

Other income (expense):
Interest income	13,200	18,129	40,773
Interest expense	(74,976)	(48,530)	(187,187)

Total other expense	(61,776)	(30,401)	(146,414)

Net loss	$(1,912,705)	$(755,275)	$(3,735,140)

Basic and diluted net loss per common share	$(0.05)	$(0.02)

Weighted average common shares outstanding -
basic and diluted	39,686,576	36,608,849

The accompanying notes are an integral part of these consolidated financial statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Treasury	Development	Shareholders'
	Shares	Amount	Capital	Stock	Stage	Equity

Balance at inception, August 22, 2008	-	$-	$-	$-	$-	$-
Issuance of common stock upon formation	1,000,000	1,000	-	-	-	1,000
Net loss	-	-	-	-	(67,103)	(67,103)

Balance, June 30, 2009	1,000,000	1,000	-	-	(67,103)	(66,103)
Common stock issued for cash	4,000,000	4,000	-	-	-	4,000
Common stock issued for intangible asset	1,500,000	1,500	1,000	-	-	2,500
Conversion of convertible notes payable	683,197	683	512,998	-	-	513,681
Effect of reverse merger	26,766,391	26,767	59,546	-	-	86,313
Common stock issued in connection with reverse merger.	1,456,000	1,456	493,584	-	-	495,040
Net loss	-	-	-	-	(1,000,057)	(1,000,057)

Balance, June 30, 2010	35,405,588	35,406	1,067,128	-	(1,067,160)	35,374
Common stock issued for cash	1,000,000	1,000	249,000	-	-	250,000
Common stock issued for services	1,404,753	1,404	407,922	-	-	409,326
Conversion of convertible notes payable	615,886	616	161,381	-	-	161,997
Beneficial conversion feature	-	-	56,317	-	-	56,317
Acquisition of treasury stock	-	-	-	(26,250)	-	(26,250)
Net loss	-	-	-	-	(755,275)	(755,275)

Balance, June 30, 2011	38,426,227	38,426	1,941,748	(26,250)	(1,822,435)	131,489

Common stock issued for cash	1,300,000	1,300	323,700			325,000
Common stock issued for services	2,857,478	2,858	1,040,565	-	-	1,043,423
Beneficial conversion feature	-	-	56,332	-	-	56,332
Conversion of convertible notes payable and accrued interest	437,232	437	109,005	-	-	109,442
Net loss	-	-	-	-	(1,912,705)	(1,912,705)

Balance, June 30, 2012	43,020,937	$43,021	$3,471,350	$(26,250)	$(3,735,140)	$(247,019)

The accompanying notes are an integral part of these consolidated financial statements.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(1,912,705)	$(755,275)	$(3,735,140)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts and deferred financing costs	64,584	35,588	150,172
Depreciation expense	1,200	1,200	2,400
Bad debt expense	116,592	-	116,592
Common stock issued for services	1,043,423	409,326	1,452,749
Common stock issued for interest	358	-	14,039
Cash based expense for reverse merger	-	-	125,000
Common stock issued for reverse merger	-	-	495,040
Impairment of capitalized software costs	128,650	-	128,650
Changes in operating assets and liabilities:
Inventory	(3,968)	(3,522)	(7,490)
Prepaid expenses and other assets	(10,450)	(20,272)	(42,116)
Accounts payable and other accrued expenses	76,462	(37,382)	138,684
Accrued interest payable	7,112	12,942	20,054

Net cash used in operating activities	(488,742)	(357,395)	(1,141,366)

Cash flows from investing activities:
Software development costs	-	(88,650)	(128,650)
Advances to Feature Marketing	2,000	(40,000)	(108,000)
Purchase of property and equipment	(2,167)	-	(7,432)
Cash paid for reverse merger	-	-	(87,500)

Net cash used in investing activities	(167)	(128,650)	(331,582)

Cash flows from financing activities:
Proceeds from sale of common stock	325,000	250,000	580,000
Proceeds from convertible notes payable	143,000	258,000	901,000
Proceeds from notes payable	76,000	-	76,000
Borrowings from related parties	40,500	-	129,492
Repayment of notes payable	(70,000)	-	(70,000)
Repayment of related party payables	(40,500)	-	(42,189)
Fees paid for financing costs	-	-	(50,000)

Net cash provided by financing activities	474,000	508,000	1,524,303

Increase in cash and cash equivalents	(14,909)	21,955	51,355
Cash and cash equivalents, beginning of period	66,264	44,309	-

Cash and cash equivalents, end of period	$51,355	$66,264	$51,355

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

The Company has realized minimal revenues from its planned business purpose to the date of this filing and currently has limited operations.  Accordingly, the Company is considered to be in the development stage. The Company has been in the development stage since its formation.  The Company has devoted its efforts to business planning and development and has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital. We anticipate that with the expansion of our schools program and the contemplated merger with Earth911 (see the following discussion), we will move beyond the development stage in early fiscal 2013.

YOUCHANGE HOLDINGS CORP
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, carrying amounts of long-lived assets, deferred financing costs, the advance to the Feature Marketing , the carrying value of software development costs and the realization of deferred taxes.

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

Reverse Merger with Earth911

On May 21, 2012, YouChange, Earth911, Inc., a Delaware corporation (“Earth911”), and YouChange Merger Subsidiary Corp. (“YCMS”), a Delaware corporation and wholly owned subsidiary of YouChange formed for the sole purpose of completing the Merger with Earth911, entered into an Agreement and Plan of Merger (the “Earth911 Merger Agreement”).  As contemplated by the Merger Agreement, upon closing (i) YCMS will merge with and into Earth911 and the corporate existence of Earth911 will continue as the surviving entity and a wholly owned subsidiary of YouChange (the “Merger”); (ii) all issued and outstanding shares of capital stock of Earth911 will be exchanged for newly issued shares of YouChange’s Common Stock such that the former stockholders of Earth911 will own 85% of the issued and outstanding shares of YouChange’s Common Stock; (iii) the terms of each outstanding option and warrant to purchase shares of Earth911 Common Stock, will be converted into options and warrants, as the case may be, to acquire shares of YouChange’s Common Stock using the same ratio as the exchange of shares of Earth911 capital stock for shares of YouChange’s Common Stock; (iv) YouChange’s Amended and Restated Articles of Incorporation will be filed and become effective; (v) YouChange’s Bylaws will be amended and restated; and (vi) new directors will be appointed to the YouChange Board of Directors and a new chief executive officer, a new President, and a new Secretary of YouChange will be appointed.

The Earth911 Merger Agreement requires YouChange to amend and restate its Articles of Incorporation (i) to change its name from YouChange Holdings Corp to Infinity Resources Holding Corp. (the “Name Change”); (ii) to increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000 and to authorize a total of 10,000,000 shares of Preferred Stock to be designated in series or classes and the number of each series or class, including the voting powers, designations, limitations, restrictions, and relative rights of each series or class of stock, as the YouChange Board of Directors shall determine in its sole discretion (the “Share Increase”); (iii) to provide for a recapitalization of YouChange in which each five shares of the issued and outstanding shares of YouChange’s Common Stock will be converted into one share of fully paid and nonassessable Common Stock of YouChange (a 1-for-5 reverse stock split) (the “Reverse Split”); and (iv) to divide the Board of Directors into three classes, as nearly equal in number as possible, designated Class I, Class II, and Class III with Class I directors initially serving until the 2013 meeting of stockholders, Class II directors initially serving until the 2014 meeting of stockholders, and Class III directors initially serving until the 2015 meeting of stockholders (the “Director Classes”) (collectively, the amendments to YouChange’s Articles of Incorporation for the Name Change, the Share Increase, the Reverse Split, and the Director Classes are known as the “Amendments”).

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; and (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation for deposits up to certain limits.  The Company had no uninsured cash as of June 30, 2012 or June 30, 2011, but may from time to time have cash balances that exceed insured limits.

Inventory

Inventories consist of used consumer electronics and computer devices and are stated at the lower of cost (average cost method which approximates first-in, first-out) or market. Cost is determined based on our estimate of the “collection” value of each item, which is what we then pay the supplier.  We establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory and current and expected market conditions. We record provisions for inventory obsolescence as part of cost of products sold. Inventories are presented net of allowances relating to the above provisions; however, as of June 30, 2012 and 2011, no provisions were deemed to be warranted or required by management.

Deferred Financing Costs

Debt financing costs are amortized over the contractual term of the underlying note payable using the effective interest method.  If debt is retired prior to the end of its contractual term, the unamortized deferred financing costs are expensed in the period of retirement to interest expense. During fiscal 2012 and 2011, the Company incurred $56,334 and nil, respectively, of deferred financing costs relative to the issuance of $143,000 and $258,000 of convertible notes payable.  During fiscal 2012 and 2011, $43,857 and nil, respectively, of deferred financing costs were amortized to interest expense.

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

As of June 30, 2012 and 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense.  Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for the tax years ending June 30, 2009 through 2011. Tax audits by their very nature are often complex and can require several years to complete.

Fair Value of Financial Instruments

The Company's financial instruments include cash advances, accounts payable and other accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments and for long term notes payable, based on borrowing rates currently available to the Company for loans with similar terms and maturities, approximates fair value at June 30, 2012, based on these level 3 inputs.  The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2012 or 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period from August 22, 2008 (inception) to June 30, 2012.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Costs of normal repairs and maintenance are charged to expense as incurred. Depreciation commences at the time the assets are placed in service.  Gains or losses on disposals of assets are recognized as incurred.  As of June 30, 2012 and 2011, our property and equipment consists of furniture and fixtures at our corporate offices.  These assets have an estimated useful life of seven years and were placed in service on June 30, 2010. As of June 30, 2012 and 2011, accumulated depreciation was $2,400 and $1,200, respectively.

Impairment of Long Lived Assets

Impairment losses are to be recognized when the carrying amount of a long lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group. We have recognized an impairment loss on the capitalized software costs as of June 30, 2012 of $128,650 for the Company’s long lived assets from August 22, 2008 (inception) to June 30, 2012.

Earnings Per Share Information

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of outstanding Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible securities using the if-converted method. Basic and diluted loss per share were the same for all periods reported due to the net losses attributable to common shareholders for all periods presented. As of June 30, 2012 and 2011, we had convertible notes payable outstanding that, with accrued interest, were convertible into approximately 576,000 and 436,000 common shares respectively.  As of June 30, 2012 and 2011, the conversion ratio for these notes was lower than our closing stock price.  These convertible notes payable are described in more detail in Note 8.

Software Development Costs

The costs of developing internal–use software are to be evaluated during three stages of the development project.  The stages are: (i) the preliminary project stage; (ii) the application development stage; and (iii) the post-implementation stage. Only costs associated with the application development stage are capitalized.  Development costs associated with the other two stages are expensed as incurred.  Capitalizable costs include fees paid to third parties to develop the software during the application development stage, payroll costs for employees directly associated with the development project and only include specific time spent working directly on the development project and interest costs incurred while developing the project, if any. The Company has capitalized costs incurred in the application development stage totaling nil and $88,650 for the years ended June 30, 2012 and 2011, respectively.  These costs relate to our proprietary business platform.  We have contracted with a software development team to create this business platform and web-based interface.  During the years ended June 30, 2012 and 2011, we incurred approximately $63,000 and $87,000 of software development costs, respectively, from NOMA Enterprises, LLC, an entity controlled by Naser Ahmad, Chief Technology Officer of Youchange, Inc. During fiscal 2012, we began to re-focus our business model on methods of mass collection through schools, not-for-profit entities and other charities.  We started using the software that had been developed in ways that had not been intended and then began a major overhaul of the software with code and interfaces to accommodate the new focus.  As a result, we determined that the capitalized value of the costs prior to fiscal 2012 is impaired as noted above therefore, the balance of capitalized software costs as of June 30, 2011 of $128,650 have been fully expensed in fiscal 2012.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was de minimis for the period from August 22, 2008 (inception) to June 30, 2012.

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

3. Note Receivable from Feature Marketing

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

The Company executed a non-exclusive fulfillment agreement with Feature Marketing on March 29, 2011.  Under the terms of the fulfillment agreement, Feature Marketing was to provide receiving, refurbishment, shipping and storage services and  repay the amounts previously advanced towards the acquisition discussed above.  As of June 30, 2012 advances outstanding totaled approximately $95,000, which are secured by the assets of Feature Marketing and are supported by a promissory note from Feature Marketing.  These advances bear interest at a rate of 24.0% per annum.  We have recognized interest income totaling approximately $41,000 relative to these advances for the period through June 30, 2012.  During June 2011, Feature Marketing returned 75,000 common shares it had previously owned, in exchange for a reduction of amounts due us of approximately $26,000, which was the fair value of the shares at the time they were returned.  These shares have been accounted for as treasury stock as of June 30, 2011. As of June 30, 2012, management believes all outstanding advances to Feature Marketing, and interest on such advances, will not likely ever be fully realized and accordingly, has provided an allowance for the full balance of the note receivable and the corresponding interest receivable, as of June 30, 2012 in the amount of $116,592.

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

•
During July 2010, we entered into a licensing agreement with a strategic partner for access to a database for pricing of used consumer electronic goods.  We issued 193,322 shares of common stock upon the execution of this agreement. We terminated this agreement in fiscal 2011.  We expensed $54,130 as general and administrative expense for the issuance of the 193,322 shares of common stock during July 2010.

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

•
During fiscal 2011, we issued 615,886 common shares upon conversion of principal and interest previously outstanding on convertible notes payable.  These transactions are discussed in more detail in Note 8.

•	During fiscal 2011, we also issued 81,439 common shares in exchange for other professional services. We expensed $29,022 as general and administrative expense for the issuance of these shares.

During fiscal 2012, we issued common shares for the following transactions:

•
During fiscal 2012, we issued 248,522 common shares to an entity controlled by Naser Ahmad, the Chief Technology Officer of Youchange, Inc.  We expensed $90,000 as professional fees for the issuance of these shares.

•	During fiscal 2012, we issued 249,705 common shares to Richard Papworth, our Chief Financial Officer for services rendered. We expensed $98,000 as professional fees for the issuance of these shares.

•
During July 2011, we issued 436,337 common shares upon conversion of principal and interest previously outstanding on convertible notes payable, of which 103,296 was with a related party.  These transactions are discussed in more detail in Note 8.

•
During fiscal 2012, we issued 895 common shares to note holders for the payment of interest on those notes.  We expensed $358 as interest expense for the issuance of these shares.  These transactions are discussed in more detail in Note 7.

•
During fiscal 2012, we issued 287,837 common shares to an entity controlled by Derrick Mains, our Executive Vice President of Business Development and Operations, for services rendered.  We expensed $114,000 as professional fees for the issuance of these shares.

•
During fiscal 2012, we issued 110,408 common shares to Dan Fogel, our Vice President of Strategic Initiatives, for services rendered.  We expensed $44,000 as professional fees for the issuance of these shares.

•	During fiscal 2012, we raised $325,000 through the sale of 1,300,000 common shares in a private placement transaction with seven accredited investors at a sales price of $0.25 per common share.

•
During fiscal 2012, we also issued 1,961,006 common shares in exchange for other professional services.  We expensed approximately $697,423 as professional fees and approximately $3,000 as marketing expense for the issuance of these shares.

5. Related Party Advances

During the year ended June 30, 2012 we received $40,500 in short-term advances from Jeffrey Rassás, our Chief Executive Officer and Chairman of our Board of Directors, of which, all $40,500 was repaid by June 30, 2012.

6. Short Term Note Payable to BSFG

On January 1, 2010, Youchange, Inc. entered into a $75,000 note payable agreement with the previous shareholders of BSFG, which, together with a $50,000 cash payment and the issuance of 1,456,000 common shares following the reverse merger, was used to complete the reverse merger with BSFG. The payable was due in two equal installments, which were due on April 1, 2010 and June 30, 2010.  In the event we failed to pay the first installment in full, under the terms of the agreement, the entire balance would accrue interest at 9.0% per annum retroactive from January 1, 2010. We may pay this interest penalty in cash or stock at a price of $0.05 per share, at our option.  The first payment of $37,500 was paid when due on April 1, 2010.  In September 2012, the note was sold to a third party who agreed to convert the note to common shares of the Company’s stock at a conversion rate of $0.20 per share.

7. Notes Payable and Advances

The following summarizes notes payable activity following the reverse merger described in Note 1:

•
During November 2011, we issued a $25,000 note payable with an unrelated, accredited third party in exchange for cash.  The note matures 60 days from the date of issuance and bears interest at a rate of 10.0% per annum with an increase to 12.0% per annum following the maturity date.  We paid $5,000 against this note in March 2012, and we repaid the remaining $20,000 in April 2012.

•	During November 2011, we received $10,000 from an unrelated party under a short-term advance. This advance was repaid during December 2011 with a stated interest amount of $100.

•
During March 2012, we received $6,000 from an unrelated party under a short-term advance.  The advance has no stated maturity nor stated interest rate.  We paid interest at the rate of 10% through the issuance of 375 shares of our common stock.

•	During March 2012, we received $10,000 from an unrelated party under a 30 day advance. This advance was repaid as of March 31, 2012.

•
During March 2012, we also received $25,000 from an unrelated party under a 30 day advance with a stated interest rate of 10%.  This advance was repaid in April 2012.  The interest was paid through the issuance of 520 shares of our common stock.

8. Convertible Notes Payable

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

•
During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures three months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note. This note was repaid as of the date of this filing. Although this note is past its maturity, the holder has verbally agreed to exercise the conversion feature.

•
During December 2011, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $25,000 for this convertible note.  The note has a default penalty interest rate of 12%.  Although this note is past its maturity, the holder has verbally agreed to exercise the conversion feature.

•
During January 2012, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $9,500 for this convertible note.  The note has a default penalty interest rate of 12%.  Although this note is past its maturity, the holder has verbally agreed to exercise the conversion feature.

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

•
During April 2012, we issued a $5,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matures 6 months from the date of issuance and may be extended by an additional 30 days if the Company so chooses.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $0.35 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,712 for this convertible note.

As of June 30, 2012, the convertible notes payable and associated accrued interest described above are convertible into a total of approximately 576,000 common shares.  All convertible notes outstanding at June 30, 2012 were unsecured.

The following are the maturities of  long term debt for each of the next two years and in aggregate:

2013	$5,000
2014	73,000
78,000
Unamortized discount	(11,120)
$66,880

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

9. Provision for Income Taxes

At June 30, 2012, the Company had incurred a net operating loss during the development stage of approximately $3.7 million, which may be available to offset future federal and state taxable income through December 31, 2032 and 2017, respectively. However, the utilization of the Company’s net operating loss carryforwards will likely be materially restricted in future periods due to the anticipated reverse acquisition with Earth91 Inc..  The Company has established a valuation allowance equal to the full amount of the deferred tax assets approximating $1.4 million due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the federal statutory rate to the effective income tax rate for the periods presented below is as follows:

			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2012	2011	2012

Tax at federal statutory rate	$650,000	$257,000	$1,270,000
Tax at state statutory rate	107,000	42,000	209,000
Increase in valuation allowance	(731,000)	(285,000)	(1,439,000)
Non-deductible interest expense	(26,000)	(14,000)	(40,000)

Net deferred	$-	$-	$-

The reported amount of income tax benefit that would result from applying domestic federal and state statutory rates is not reflected in the financial statements due to the valuation allowance which offsets the tax benefit in its entirety.

Deferred income tax assets consist of the following as of June 30, 2012 and 2011:

	2012	2011

Net operating and capital loss carry forward	$1,439,000	$708,000
Less: Valuation allowance	(1,439,000)	(708,000)

Net deferred tax asset	$-	$-

10. Professional Fees

Included in professional fees on the accompanying Statements of Operations are charges relative to four of the Company’s officers (two of which are officers of Youchange, Inc.) of $396,500 and $327,583 for the years ended June 30, 2012 and 2011, respectively, and $887,083 for the period from August 22, 2008 (inception) to June 30, 2012.  As of June 30, 2012, $42,000 was due to our officers for outstanding professional fees.

11. Commitments and Contingencies

Operating Leases

The Company leases approximately 6813 square feet of office space in Tempe, Arizona.  The lease agreement expires during June 2015 and calls for rent of approximately $2,400 per month.  Future minimum lease payments required by our facility operating lease are as follows for the fiscal years ending June 30:

2013	$28,620
2014	36,792
2015	32,964

Total	$98,376

Rent expense was approximately $35,000 and $31,000 for the years ended June 30, 2012 and 2011, respectively, and approximately $80,000 for the period from August 22, 2008 (inception) to June 30, 2012. Rent expense is included in general and administrative expense on the accompanying Statements of Operations.

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

12. Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows:

			Period from
			August 22,
			2008
			(Inception) to
	Year Ended June 30,		June 30,
	2012	2011	2012
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest o common stock	109,442	161,997	771,439
Treasury stock acquired in exchange for a reduction f amounts due the Company from Feature Marketing	-	26,250	26,250
Common stock issued for intangible asset	-	-	2,500
Effect of reverse merger	-	-	86,313
Reverse merger costs financed with note payable	-	-	75,000
Issuance of 1,000,000 shares of common stock for a note	-	-	1,000
Beneficial conversion feature	56,332	56,317	112,649

13. Subsequent events

The following subsequent events occurred in addition to those previously described in these financial statements:

•	During August 2012, we raised $35,000 through the sale of 140,000 common shares in a private placement transaction with five accredited investors at a sales price of $0.25 per common share.

•
During August and September 2012, we issued convertible notes to three unrelated, accredited third parties in exchange for $32,500 in cash.  The notes matures 6 months from the date of issuance which maturity can be extended by an additional 30 days at the discretion of the Company.  The notes bear interest at a rate of 10.0% per annum and have a conversion rate of $0.25 per share.

•	Subsequent to June 30, 2012, the Company awarded options for 1,000,000 common shares to Derrick Mains.

•
During April 2012, we issued a $5,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured in September 2012, 6 months from the date of issuance which maturity extended by an additional 30 days at the discretion of the Company.  The note bears interest at a rate of 10.0% per annum, has a penalty interest rate of 12% and went into default on October 4, 2012.  The note holder has verbally agreed to exercise the conversion feature.