Form 10-Q
period 2012-09-30
Infinity Resources Holdings Corp.
filed 2012-11-14
CIK 1442236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number 333-152959

Infinity Resources Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	51-0665952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1375 North Scottsdale Road, Suite 140
Scottsdale, Arizona	85281
(Address of Principal Executive Offices)	(Zip Code)

(480) 899-2650
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 9, 2012, there were outstanding 8,666,488 shares of the registrant’s common stock, $0.001 par value.

INFINITY RESOURCES HOLDINGS CORP.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2012

Item 1. Financial Statements.

As more fully described in Note 1 to the Condensed Consolidated Financial Statements included herein, on October 17, 2012 we (Youchange Holdings Corp.) completed our merger with YouChange Merger Subsidiary Corp., a Delaware corporation and wholly owned subsidiary of our company (“YCMS”), and Earth911, Inc., a Delaware corporation (“Earth911”), pursuant to which YCMS merged with and into Earth911.  Earth911 continues to operate independently as our wholly owned subsidiary. In addition, upon the closing of the merger, we changed the name of our company from YouChange Holdings Corp to Infinity Resources Holdings Corp. Since the merger was completed after the close of our first fiscal quarter, the financial information included in this Quarterly Report on Form 10-Q includes only the results of operations and financial condition of the company formally known as YouChange Holdings Corp and does not include the results of Earth911.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

YOUCHANGE HOLDINGS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$17,056	$51,355
Inventory	4,415	7,490

Total current assets	21,471	58,845

Property and equipment - net	6,301	5,032
Other assets	9,774	9,774

Total assets	$37,546	$73,651

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and other accrued expenses	$86,622	$139,674
Accrued interest payable	5,504	6,973
Notes payable - short-term	6,000	6,000
Notes payable - related party	37,500	37,500
Convertible notes payable - short-term, net of discount of $52,729 and $1,357 as of September 30, 2012 and June 30, 2012, respectively	111,989	63,643

Total current liabilities	247,615	253,790

Convertible notes payable - net of discount of $9,380 and $11,120 as of September 30, 2012 and June 30, 2012, respectively	43,620	66,880

Total liabilities	291,235	320,670

Shareholders' deficit:

Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2012 and June 30, 2012, respectively	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 8,681,488 and 8,604,187 shares issued as of September 30, 2012 and June 30, 2012, respectively; 8,666,488 and 8,589,187 shares outstanding as of September 30, 2012 and June 30, 2012, respectively	8,681	8,604
Additional paid-in capital	3,723,743	3,505,767
Treasury stock, at cost (15,000 common shares as of September 30, 2012 and June 30, 2012, respectively)	(26,250)	(26,250)
Accumulated deficit	(3,959,863)	(3,735,140)

Total shareholders' deficit	(253,689)	(247,019)

Total liabilities and shareholders' deficit	$37,546	$73,651

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2012	2011

Net revenues	$34,276	$10,833
Cost of products sold	7,175	2,848

Gross profit	27,101	7,985

Operating expenses:
Professional fees	81,472	60,979
Salaries and wages	67,518	35,514
General and administrative	50,331	20,670
Marketing	22,752	15,976
Software development expense	18,536	-

Total operating expenses	240,609	133,139

Loss from operations	(213,508)	(125,154)

Other income (expense):
Interest income	-	3,300
Interest expense	(11,215)	(21,195)

Total other income (expense)	(11,215)	(17,895)

Net loss	$(224,723)	$(143,049)

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Weighted average common shares outstanding -
basic and diluted	8,605,192	7,751,175

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(224,723)	$(143,049)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts and deferred financing costs	6,419	20,729
Depreciation expense	331	300
Common stock issued for services	127,003	48,777
Changes in operating assets and liabilities:
Inventory	3,075	1,486
Other assets	-	(146)
Accounts payable and other accrued expenses	(53,052)	(1,606)
Accrued interest payable	(1,469)	406

Net cash used in operating activities	(142,416)	(73,103)

Cash flows from investing activities:
Software development costs	-	(18,500)
Purchase of property and equipment	(1,600)	-

Net cash used in investing activities	(1,600)	(18,500)

Cash flows from financing activities:
Proceeds from convertible notes payable	77,500	25,000
Borrowings from related parties	-	5,000
Proceeds from sale of common stock	35,000	-
Repayment of convertible notes payable	(2,783)	-

Net cash provided by financing activities	109,717	30,000

Change in cash and cash equivalents	(34,299)	(61,603)
Cash and cash equivalents, beginning of period	51,355	66,264

Cash and cash equivalents, end of period	$17,056	$4,661

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

YOUCHANGE HOLDINGS CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization of Business and Basis of Presentation

On March 30, 2010, Youchange, Inc. and BlueStar Financial Group, Inc. (“BSFG”), a Nevada corporation and publicly traded shell company at such time, completed a merger transaction (referred to as the “BSFG reverse merger” throughout this filing), which is described in further detail in our June 30, 2012 financial statements filed on Form 10-K, and resulted in Youchange, Inc. shareholders obtaining control of BSFG. The surviving publicly traded entity following the BSFG reverse merger transaction changed its name to “YouChange Holdings Corp” during May 2010.  The terms “youchange”, “we”, “us”, “our” or the “Company” refer to YouChange Holdings Corp and its consolidated subsidiary, Youchange, Inc., following the date of the merger transaction, and to Youchange, Inc. prior to the date of the BSFG reverse merger transaction. All significant intercompany balances and transactions are eliminated in consolidation. Our fiscal year end is June 30.

For accounting purposes, Youchange, Inc. was the acquirer in the BSFG reverse merger transaction, and consequently the assets and liabilities and the historical operations for periods prior to the BSFG reverse merger reflected in these condensed consolidated financial statements are those of Youchange, Inc. and are recorded at the historical cost basis of Youchange, Inc.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Youchange.

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

Youchange is developing an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking through the complete handling cycle of all electronics collected.  In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange.  Youchange intends on generating revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected, thereby facilitating the sustainability objectives by extending the lifecycle of these items and keeping such items from the electronic waste stream.  Once developed and launched, the youchange eTS is expected to become part of a system that will allow Youchange to establish a reCommerce business without an investment in bricks and mortar by partnering with, and charging a management fee to, local retailers, electronic refurbishment centers and recyclers.

The Company has devoted its efforts to business planning and development and has allocated a substantial portion of its time and investment in bringing its product to the market and raising capital.  Effective July 1, 2012, the Company has exited the development stage.  The Company had been in the development stage since its formation on August 22, 2008.

These Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these Unaudited Condensed Consolidated Financial Statements are consistent with those followed in our annual consolidated financial statements for the year ended June 30, 2012, as filed on Form 10-K. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended June 30, 2012. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation.

Interim results are subject to significant variations and the results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include carrying amounts of long-lived assets and inventory, deferred financing costs and deferred taxes.

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of outstanding Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible securities using the if-converted method. Basic and diluted loss per share were the same for all periods reported due to the net losses attributable to common shareholders for all periods reported. As of September 30, 2012, we had convertible notes payable outstanding that, with accrued interest, were convertible into approximately 174,416 common shares.  As of September 30, 2012, the conversion ratio for these notes was lower than our closing stock price.  Convertible notes payable are described in more detail in Note 4.

Reverse Merger with Earth911

On May 21, 2012, YouChange, Earth911, Inc., a Delaware corporation (“Earth911”), and YouChange Merger Subsidiary Corp. (“YCMS”), a Delaware corporation and wholly owned subsidiary of YouChange formed for the sole purpose of completing the Merger with Earth911, entered into an Agreement and Plan of Merger, which was subsequently amended by an Amendment No. 1 to Agreement and Plan of Merger, dated as of August 22, 2012, and an amendment No. 2 to Agreement and Plan of Merger, dated as of August 31, 2012, collectively (the “Earth911 Merger Agreement”).  As contemplated by the Earth911 Merger Agreement, upon closing (i) YCMS will merge with and into Earth911 and the corporate existence of Earth911 will continue as the surviving entity and a wholly owned subsidiary of YouChange (the “Merger”); (ii) all issued and outstanding shares of capital stock of Earth911 will be exchanged for newly issued shares of YouChange’s Common Stock such that the former stockholders of Earth911 will own 85% of the issued and outstanding shares of YouChange’s Common Stock; (iii) the terms of each outstanding option and warrant to purchase shares of Earth911 Common Stock, will be converted into options and warrants, as the case may be, to acquire shares of YouChange’s Common Stock using the same ratio as the exchange of shares of Earth911 capital stock for shares of YouChange’s Common Stock; (iv) YouChange’s Amended and Restated Articles of Incorporation will be filed and become effective; (v) YouChange’s Bylaws will be amended and restated; and (vi) new directors will be appointed to the YouChange Board of Directors and a new chief executive officer, a new President, and a new Secretary of YouChange will be appointed.

The Earth911 Merger Agreement requires YouChange to amend and restate its Articles of Incorporation (i) to change its name from YouChange Holdings Corp to Infinity Resources Corp. (the “Name Change”); (ii) to increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000 and to authorize a total of 10,000,000 shares of Preferred Stock to be designated in series or classes and the number of each series or class, including the voting powers, designations, limitations, restrictions, and relative rights of each series or class of stock, as the YouChange Board of Directors shall determine in its sole discretion (the “Share Increase”); (iii) to provide for a recapitalization of YouChange in which each five shares of the issued and outstanding shares of YouChange’s Common Stock will be converted into one share of fully paid and nonassessable Common Stock of YouChange (a 1-for-5 reverse stock split) (the “Reverse Split”); and (iv) to divide the Board of Directors into three classes, as nearly equal in number as possible, designated Class I, Class II, and Class III, with Class I directors initially serving until the 2013 meeting of stockholders, Class II directors initially serving until the 2014 meeting of stockholders, and Class III directors initially serving until the 2015 meeting of stockholders (the “Director Classes”) (collectively, the amendments to YouChange’s Articles of Incorporation for the Name Change, the Share Increase, the Reverse Split, and the Director Classes are known as the “Amendments”).

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in the opinion attached to our audited financial statements for the year ended June 30, 2012.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) seeking out and completing a merger with another company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  The amendments in ASU 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.

Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  However, many of the amendments in ASU 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for annual periods beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our financial position and results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 30, 2012, that are of significance, or potential significance, to us.

2. Stockholders’ Deficit

Our authorized preferred stock consists of 10,000,000 share of preferred stock with a par value of $.001, of which no shares have been issued or outstanding.

Our authorized common stock consists of 100,000,000 shares of common stock with a par value of $.001.

During the first three months of fiscal 2013, we issued common shares for the following transactions:

•
During the first three months of fiscal 2013, we issued 22,893 common shares to an entity controlled by Naser Ahmad, the Chief Technology Officer of Youchange, Inc.  We expensed $30,000 as professional fees and applied $30,000 against an expense accrual for the issuance of these shares.

•
During the first three months of fiscal 2013, we issued 2,469 common shares to Richard Papworth, our Chief Financial Officer for services rendered.  We expensed $6,000 as professional fees for the issuance of these shares.

•
During the first three months of fiscal 2013, we issued 16,049 common shares to an entity controlled by Derrick Mains, our Executive Vice President of Business Development and Operations, for services rendered.  We expensed $39,000 as professional fees for the issuance of these shares.

•
During the first three months of fiscal 2013, we issued 8,025 common shares to Dan Fogel, our Vice President of Strategic Initiatives, for services rendered.  We expensed $19,500 as professional fees for the issuance of these shares.

•
During the first three months of fiscal 2013, we also issued 1,079 common shares in exchange for other professional services.  We expensed approximately $2,500 as professional fees for the issuance of these shares.

•
During the first three months of fiscal 2013, we raised $35,000 through the sale of 28,000 common shares in a private placement transaction with six accredited investors at a sales price of $1.25 per common share.

Reverse Stock Split – Subsequent to September 30, 2012, the Company effectuated a 1 for 5 reverse split that was effective on October 17, 2012 associated with the reverse merger with Earth911.  As a result of the reverse split, each five (5) shares of the Company’s common stock outstanding at the time of the reverse split was automatically changed into one share of common stock, and the total number of common stock shares outstanding were reduced from approximately 43.4 million shares to approximately 8.6 million shares post split.  The reverse stock split resulted in the same adjustment to the Company’s convertible notes outstanding.  No fractional shares were issued in connection with the reverse stock split.  Fractional shares were rounded up to the next whole share.  All per share amounts and outstanding shares, including all common stock equivalents (convertible securities and stock options) have been restated in the Condensed Consolidated Financial Statements, the Notes to the Condensed Consolidated Financial Statements and the loss per share for all periods presented to reflect the reverse stock split.

3. Short Term Note Payable to BSFG

On January 1, 2010, Youchange, Inc. entered into a $75,000 note payable agreement with the previous shareholders of BSFG, which, together with a $50,000 cash payment and the issuance of 291,200 common shares following the reverse merger, was used to complete the reverse merger with BSFG. The payable was due in two equal installments, which were due on April 1, 2010 and June 30, 2010.  In the event we failed to pay the first installment in full, under the terms of the agreement, the entire balance would accrue interest at 9.0% per annum retroactive from January 1, 2010. We may pay this interest penalty in cash or stock at a price of $0.25 per share, at our option.  The first payment of $37,500 was paid when due on April 1, 2010.  In September 2012, the note was sold to a third party who agreed to convert the note to shares of the Company’s common stock at a conversion rate of $1.00 per share.

As of September 30, 2012, the second payment of $37,500 has not been paid nor has the conversion of the note occurred.

4. Convertible Notes Payable

The following summarized the outstanding convertible notes payable activity through the period of June 30, 2012:

•
During August 2011, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days at the discretion of the Company.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor to shares of our common stock at a rate of $1.50 per share. Based on our share price at the time the note agreement was entered into, there was no beneficial conversion feature associated with this convertible note.  During September of 2012, $2,782 of principal and $2,267 of accrued interest was paid.

•
During October 2011, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matured three months from the date of issuance and was extended by an additional 30 days.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note.  Although this note is past its maturity, the holder has verbally agreed to exercise the conversion feature.

•
During December 2011, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matured six months from the date of issuance and was extended by an additional 30 days.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $25,000 for this convertible note.  The note has a default penalty interest rate of 12%.  Although this note is past its maturity, the holder has verbally agreed to exercise the conversion feature.

•
During January 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matured six months from the date of issuance and was extended by an additional 30 days.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $9,500 for this convertible note.  The note has a default penalty interest rate of 12%.  Although this note is past its maturity, the holder has verbally agreed to exercise the conversion feature.

•
During February 2012, we issued a $24,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days at the discretion of the Company.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $4,800 for this convertible note.  During September 2012, $1,368 of accrued interest was paid.

•
During February 2012, we issued a $24,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days at the discretion of the Company.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $6,720 for this convertible note.  During September 2012, $1,120 of accrued interest was paid.

•
During March 2012, we issued a $5,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matures two years from the date of issuance and may be extended by an additional 180 days at the discretion of the Company.  The note bears interest at a rate of 8.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,400 for this convertible note.  During September 2012, $213 of accrued interest was paid.

•
During April 2012, we issued a $5,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matured six months from the date of issuance and was extended by an additional 30 days.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.75 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,712 for this convertible note.  This note went into default on October 4, 2012.  The holder has verbally agreed to exercise the conversion feature.

The following summarizes convertible notes payable activity during the quarter ended September 30, 2012:

•
During August 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days at the discretion of the   Company.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $6,400 for this convertible note.

•
During September 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days at the discretion of the Company.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $8,600 for this convertible note.

•
During September 2012, we issued a $12,500 convertible note to an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days at the discretion of the Company.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $10,750 for this convertible note.

•
During September 2012, we issued a $20,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days at the discretion of the Company.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $12,800 for this convertible note.

•
During September 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash.  The note matures six months from the date of issuance and may be extended by an additional 30 days at the discretion of the   Company.  The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $17,500 for this convertible note.

As of September 30, 2012, the convertible notes payable and associated accrued interest described above are convertible into a total of approximately 174,416 common shares.

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

5. Professional Fees

Included in professional fees on the accompanying Unaudited Condensed Consolidated Statements of Operations are charges relative to certain of the Company’s officers of approximately $94,500 and $48,000 for the three months ended September 30, 2012 and 2011, respectively.

6. Commitments and Contingencies

Operating Leases

The Company leases approximately 6,813 square feet of office space in Tempe, Arizona.  The lease expires during June 2015 and requires rental payments of approximately $2,900 per month.

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

7.  Supplemental Schedule of Cash Flow Information

 Supplemental cash flow information is as follows:

	Three Months Ended September 30,
	2012	2011
Supplemental cash flow information:
Cash paid for interest	$4,968	$-
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payableto common stock	-	109,084
Beneficial conversion feature	56,050	-

8. Subsequent Events

Convertible notes payable

During October 2012, we issued convertible notes to four unrelated, accredited third parties in exchange for $65,000 in cash.  The notes mature in 6 months from the date of issuance which maturity can be extended by an additional 30 days at the discretion of the Company.  The notes bear interest at a rate of 10.0% per annum and have a conversion rate of $1.25 per share.  We are still evaluating the accounting treatment of these notes.

Stock Options

Subsequent to September 30, 2012, the Company awarded options for 200,000 common shares to Derrick Mains, our Vice President of Business Development and Operations.

Reverse Merger With Earth911

On October 17, 2012, the reverse merger with Earth911 was completed.  Amendments to the Articles of Incorporation, more fully disclosed in Note 1,  were completed and filed in Form 8-K dated October 23, 2012.

Also at the time of completion of the reverse merger with Earth911, severance agreements and a 2012 incentive plan were completed and filed with the Form 8-K dated October 23, 2012.  More detailed descriptions of these items can be found in the Form 8-K mentioned above.

The Company anticipates changing its' fiscal year end from June 30 to a calendar year end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties.  The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on October 15, 2012.  Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Recent Developments

On March 30, 2010, Youchange, Inc. and BlueStar Financial Group, Inc. (“BSFG”), a Nevada corporation and publicly traded shell company at such time, completed a merger transaction (referred to as the “BSFG reverse merger” throughout this filing), which is described in further detail in our June 30, 2012 Form 10-K, and resulted in Youchange, Inc. shareholders obtaining control of BSFG. The surviving publicly traded entity following the reverse merger transaction changed its name to “YouChange Holdings Corp” during May 2010. The terms “youchange”, “we”, “us”, “our” or the “Company” refer to YouChange Holdings Corp and its consolidated subsidiary, Youchange, Inc., following the date of the merger transaction, and to Youchange, Inc. prior to the date of the BSFG reverse merger transaction. Our fiscal year end is June 30.

For accounting purposes, Youchange, Inc. is the acquirer in the BSFG reverse merger transaction, and consequently the assets and liabilities and the historical operations for periods prior to the BSFG reverse merger reflected in the condensed consolidated financial statements are those of Youchange, Inc. and are recorded at the historical cost basis of Youchange, Inc. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Youchange.

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

We collect used electronics through the following:

(i)	Offers made to members through our website, which is discussed above.

(ii)
Using already existing retailers or businesses as drop-off locations for used electronics. We plan to develop strategic alliances with retailers, electronic refurbishment centers and recyclers that may partner with youchange. By listing retailers as drop-off locations on our website, we will encourage our members to visit these locations and thus, would expect an increase in foot traffic for those locations. If members drop-off items rather than use our prepaid shipping mechanism, we expect to obtain these items at a lower cost. We are in discussions with Phoenix-based local charities and other organizations. We currently have drop-off agreements with a local computer repair store chain, Red Seven and the Phoenix location of the national Childhelp charity.

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

Youchange has developed an electronic Tracking System (“eTS”) to provide asset receiving, refurbishment and disposal recycling tracking through the complete handling of all electronics collected. In addition, the website and the eTS are expected to allow business to business activity. Businesses can dispose of excess electronics in bulk. The eTS is expected to extend past the website and electronic pricing and rewards calculator previously launched through youchange.com and is intended to be used by local retailers, electronic refurbishment centers and recyclers that may partner with youchange. Youchange generates revenue through the refurbishment, resale (“reCommerce”) and recycling of the electronics collected, facilitating the sustainability objectives by extending the lifecycle of these items and keeping such items from the electronic waste stream.

We provide limited in-house refurbishment, focusing on sanitizing data, and out-source recycling to responsible recyclers with certifications (either R2 or e-stewards industry certifications).

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

The Earth911 Merger Agreement requires YouChange to amend and restate its Articles of Incorporation (i) to change its name from YouChange Holdings Corp to Infinity Resources Corp. (the “Name Change”); (ii) to increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000 and to authorize a total of 10,000,000 shares of Preferred Stock to be designated in series or classes and the number of each series or class, including the voting powers, designations, limitations, restrictions, and relative rights of each series or class of stock, as the YouChange Board of Directors shall determine in its sole discretion (the “Share Increase”); (iii) to provide for a recapitalization of YouChange in which each five shares of the issued and outstanding shares of YouChange’s Common Stock will be converted into one share of fully paid and nonassessable Common Stock of YouChange (a 1-for-5 reverse stock split) (the “Reverse Split”); and (iv) to divide the Board of Directors into three classes, as nearly equal in number as possible, designated Class I, Class II, and Class III with Class I directors initially serving until the 2013 meeting of stockholders, Class II directors initially serving until the 2014 meeting of stockholders, and Class III directors initially serving until the 2015 meeting of stockholders (the “Director Classes”) (collectively, the amendments to YouChange’s Articles of Incorporation for the Name Change, the Share Increase, the Reverse Split, and the Director Classes are known as the “Amendments”).

The Earth911 merger was completed on October 17, 2012 and all of the actions required in the merger agreement and amendment thereto have been enacted.

Quarter Ended September 30, 2012 Operating Results

The following table summarizes our operating results for the three months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30,
	2012	2011

Net revenues	$34,276	$10,833
Cost of products sold	7,175	2,848

Gross profit	27,101	7,985

Operating expenses:
Professional fees	81,472	60,979
Salaries and wages	67,518	35,514
General and administrative	50,331	20,670
Marketing	22,752	15,976
Software development expense	18,536	-

Total operating expenses	240,609	133,139

Loss from operations	(213,508)	(125,154)

Net sales for the quarter were $34,276, an increase of $23,443 or 216% over net sales of $10,833 for the three months ended September 30, 2011. The increase was the result of sales from our school pilot program of 34 schools in the late spring of 2012. We are no longer a development stage company as we have begun operations and have operating revenues.

Our gross profit percentage increased to 79% from 74% for the three months ended September 30, 2011 as we expanded our outlets for products and scrap.

Professional fees were $81,472  and $60,979 for the three months ended September 30, 2012 and 2011, respectively. Professional fees primarily includes consulting, legal, accounting and auditing fees. The increase in professional fees in fiscal 2013 over fiscal 2012 is a result of hiring consultants to execute on our program for collection events at Phoenix area schools and to help support investor relations.

Salaries and wages totaled $67,518 and $35,514 for the three months ended September 30, 2012 and 2011, respectively. The increase in salaries and wages in fiscal 2013 over fiscal 2012 is a result of executing our business plan and initiating the collection events in schools.

General and administrative expense was $50,331 and $20,670 for the three months ended September 30, 2012 and 2011, respectively. These expenses primarily consist of facility rent, travel, computer, network and internet costs. The increase in general and administrative expense in fiscal 2013 over fiscal 2012 is a result of executing our business plan and initiating the collection events in schools.

Marketing expense was $22,752 and $15,976 for the three months ended September 30, 2012 and 2011. Marketing costs relate primarily to events, marketing collateral, press releases and other public relations efforts. The increase in marketing expense in fiscal 2013 over fiscal 2012 is a result of executing our business plan and initiating the collection events in schools.

Our operating expenses increased over the fiscal 2012 quarter by $107,470 or 81% to $240,609 as we opened our first E-Center in Tempe, Arizona and began to execute our business plan.

Our loss from operations increased by $88,354 or 71% to $213,508 during the quarter ended September 30, 2012 as the result of opening the E-Center and beginning to execute our business plan.

We anticipate that the execution of our business plan will result in a rapid expansion of our operations, which may place a significant strain on our management, financial and other resources. Youchange’s ability to manage the challenges associated with the expansion of our business and integration of future acquisitions, if any, will depend upon, among other things, our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, implement technical information and accounting systems and attract, assimilate and retain qualified management and other personnel. If we fail to effectively manage these issues, we may not be profitable in the near future, or ever.

The difficulties in managing these various business issues will be compounded by a number of unique attributes of our anticipated business operations and business strategy. Should these and other concepts not perform as expected, youchange’s financial condition and the results of our operations could be materially and adversely affected.

Going Concern

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses and (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attaining profitable operations. As such, the Company’s independent registered public accounting firm has expressed an uncertainty about the Company’s ability to continue as a going concern in the opinion attached to our audited financial statements for the year ended June 30, 2012 and included in our 10-K filing.

Liquidity and Capital Resources

As of September 30, 2012, we had $17,056 of cash and cash equivalents and a working capital deficit of $226,144. Over the next 12 months, we estimate that in order to maintain reporting company status as defined under the Securities Exchange Act of 1934, we will require cash for expenses, which include accounting, legal and other professional fees, as well as filing fees.

We will require capital for key near-term milestones of our business, which we currently believe to include:

•	Acquiring or developing strategic relationships with recyclers and refurbishment centers in Phoenix, Arizona.

•	Completing certain key modules of eTS and identifying pilot locations as drop-off locations and recyclers and/or refurbishment centers.

•	Expanding collection events that are hosted by local businesses, schools and sports teams.

•	Researching collection methods and equipment to develop permanent drop-off locations with local retailers.

•	Adding a national partner to have all mail-in online transactions sent directly to a partner in locations covering all of the United States

•	Replication of the Phoenix, Arizona youchange model in other cities in the United States once the model is proven in the Phoenix market.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $142,416 and $73,103 for the three months ended September 30, 2012 and 2011, respectively. Cash used in operating activities primarily relates to payments for professional fees and general and administrative costs. We expect our operating activities will require additional cash in the future as we increase our planned operations.

Cash Flows from Investing Activities

Cash used in investing activities was $1,600 and $18,500 for the three months ended September 30, 2012 and 2011, respectively. Cash used in investing activities for the three months ended September 30, 2012 primarily relates to cash used for the purchase of property and equipment. Cash used in investing activities for the three months ended September 30, 2011 primarily relates to cash used for software development.

Cash Flows from Financing Activities

Cash provided by financing activities was $109,717 and $30,000 for the three months ended September 30, 2012 and 2011, respectively. Cash provided by financing activities for the three months ended September 30, 2012 and 2011 primarily relates to various convertible note agreements entered into, which are described above, and from the sale of common stock, described above.

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of long-lived assets, inventory, deferred financing costs and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:
Inventory

We use the lower of cost or market method to evaluate the cost of inventory at the end of each period. In the quarter ended September 30, 2012, we began collection events with schools. We process each item collected to determine if it is at end of life or if it can be refurbished and sold and based on that determination, we assign a “collection” value to each item. We pay each school a percentage of the collection value that we assign to the items from their particular collection event. Because of the unanticipated response to the collection events held during the quarter, we were unable to process all of the items collected. As a result, we have estimated the value of the items that were collected but not processed, and have recorded the inventory value at September 30, 2012 based on that estimate.

Long-Lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets should be evaluated for possible impairment. Instances that may lead to an impairment include the following: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the unaudited Condensed Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the unaudited Condensed Consolidated Balance Sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2012 and June 30, 2012, the Company has established a full valuation allowance for all deferred tax assets.

As of September 30, 2012 and June 30, 2012, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in ASU 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. However, many of the amendments in ASU 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for annual periods beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our financial position and results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 30, 2012 that are of significance, or potential significances to us.

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

Based on their evaluation as of September 30, 2012, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at providing a reasonable assurance that the information required to be disclosed by us in this quarterly report on Form 10-Q meets the objective of being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, we sold 28,000 shares of common stock in a private placement transaction with six accredited investors at a sales price of $1.25 per common share for $35,000 cash. There were no sales during the period ended September 30, 2011. The proceeds were used for general working capital.

During October 2012, we issued convertible notes to four unrelated, accredited third parties in exchange for $65,000 cash. The notes mature in 6 months from the date of issuance which maturity can be extended by an additional 30 days at the discretion of the Company. The notes bear interest at a rate of 10.0% per annum and have a conversion rate of $1.25 per share.

Item 3. Defaults Upon Senior Securities

•
On January 1, 2010, Youchange, Inc. entered into a $75,000 note payable agreement with the previous shareholders of BSFG, which, together with a $50,000 cash payment and the issuance of 1,456,000 pre-reverse split common shares following the reverse merger, was used to complete the reverse merger with BSFG. The payable was due in two equal installments, which were due on April 1, 2010 and June 30, 2010. The first payment of $37,500 was paid when due on April 1, 2010; however, we have not made the second payment as of the date of this filing. We have received a verbal waiver of the default from the note holders.

•
During October 2011, we issued a $10,000 convertible note with an unrelated, accredited third party in exchange for cash. The note matured three months from the date of issuance and was extended by an additional 30 days at the discretion of the Company. Although this note is past its maturity, the holder has verbally agreed to exercise the conversion feature.

•
During December 2011, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash. The note matured six months from the date of issuance and was extended by an additional 30 days at the discretion of the Company. The note has a default penalty interest rate of 12%.  Although this note is past its maturity, the holder has verbally agreed to exercise the conversion feature.

•
During January 2012, we issued a $25,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured six months from the date of issuance and was extended by an additional 30 days at the discretion of the Company. The note has a default penalty rate of 12%.  Although this note is past its maturity, the holder has verbally agreed to exercise the conversion feature.

•
During April 2012, we issued a $5,000 convertible note with an unrelated, accredited third party in exchange for cash.  The note matured six months from the date of issuance and was extended by an additional 30 days at the discretion of the Company. This note went into default on October 4, 2012.  The holder has verbally agreed to exercise the conversion feature.

Item 4. Mine Safety Disclosures

    N/A

Item 5. Other Information

None.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITY RESOURCES HOLDINGS CORP.

Date: November 14, 2012	By: /s/ Barry Monheit
Barry Monheit
President and Chief Executive Officer

Date: November 14, 2012	By: /s/ Richard A. Papworth
Richard A. Papworth
Chief Financial Officer