Form 10-KT
period 2012-12-31
Infinity Resources Holdings Corp.
filed 2013-04-15
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2012 to December 31, 2012

Commission file number 333-152959

Infinity Resources Holdings Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	51-0665952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1375 North Scottsdale Road, Suite 140

Scottsdale, Arizona 85257

(Address of Principal Executive Offices and Zip Code)

(480) 889-2650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (6,958,134 shares) based on the last reported sale price of the registrant’s common stock on the OTCBB on June 30, 2012 was $25,745,096. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2013, there were outstanding 58,097,034 shares of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Transition Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Transition Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Transition Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Transition Report on Form 10-K.

Unless otherwise indicated, information contained in this Transition Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Transition Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

Unless the context otherwise requires, references in this Transition Report on Form 10-K to the “company,” “Infinity Resources,” “we,” “us,” and “our” refer to Infinity Resources Holdings Corp. and, where appropriate, its subsidiaries.

“Infinity Resources,” our logo, and other trade names, trademarks, and service marks of Infinity Resources appearing in this Transition Report on Form 10-K are the property of Infinity Resources. Other trade names, trademarks, and service marks appearing in this Transition Report on Form 10-K are the property of their respective holders.

ii

PART I

ITEM 1.	BUSINESS

Our History

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. (“BSFG”). Prior to 2010, BSFG was a “shell company” under the rules of the Securities and Exchange Commission (the “SEC”). On March 30, 2010, BSFG (i) closed a transaction to acquire Youchange, Inc., an Arizona corporation (“Youchange”), as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former stockholders of Youchange acquired control of our company. In May 2010, we changed our name to YouChange Holdings Corp.

On October 17, 2012, immediately prior to closing a merger transaction with Earth911, Inc., a Delaware corporation (“Earth911”), we filed Amended and Restated Articles of Incorporation to (i) change our name to Infinity Resources Holdings Corp., (ii) increase the shares of common stock authorized for issuance to 100,000,000, (iii) authorize a total of 10,000,000 shares of preferred stock to be designated in series or classes as our board of directors may determine, (iv) effect a 1-for-5 reverse split of our common stock, and (v) divide our board of directors into three classes, as nearly equal in number as possible. On October 17, 2012, we closed the merger transaction to acquire Earth911 as a wholly owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company. Pursuant to the terms of the merger with Earth911, all outstanding common stock of Earth911 (the “Earth911 Shares”), was exchanged for shares of our common stock at a conversion ratio such that the former stockholders of Earth911 would hold an aggregate of 85% of our issued and outstanding common stock. In addition, all outstanding Earth911 options and warrants were exchanged and converted into options and warrants for the purchase of our common stock. Pursuant to this conversion ratio, we subsequently (i) issued 49,110,123 shares of our common stock in exchange for the Earth911 Shares, (ii) reserved for issuance an aggregate of 1,831,115 shares issuable upon the exercise of the Earth911 options, and (iii) reserved for issuance an aggregate of 8,786,689 shares issuable upon the exercise of the Earth911 warrants. On December 11, 2012, our board of directors approved a change to our fiscal year end from June 30 to December 31.

Earth911, through which we conduct our Internet recycling data services and media business, was converted from a Delaware limited liability company to a Delaware corporation in July 2010, at which time it changed its name from Infinity Resources, LLC to Earth911, Inc. Earth911 currently owns 50% of Quest Resource Management Group, LLC (“Quest”), through which we conduct our recycling management business.

Overview

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business and provide consumers and consumer product companies with information and instructions necessary to empower them to recycle or properly dispose of household products and packaging. Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national companies, hospital systems, and universities to have a single point of contact for managing a variety of waste streams and recyclables. Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.

We believe we offer innovative, cost-effective, one-stop management programs for the reuse, recycling, and proper disposal of a wide variety of recyclables and disposals that provide regional and national customers with a single point of contact for managing these materials. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from the fleet, manufacturing, hospital, retailer, and commercial property industries. We currently concentrate on programs for motor oil and automotive recycling, scrap tire recycling, grease and cooking oil recycling, meat rendering, organics recycling, hazardous and non-hazardous waste, regulated medical waste, construction debris, glass, cardboard, paper, metal, solid waste, and other recyclable materials.

Utilizing what we believe is the nation’s most complete directory of local recycling and proper disposal options for almost every household product and material, we empower consumers by providing them with complete information and instructions about the recycling and disposal of a wide range of household products and materials; offer advertisers the opportunity to target a zero-waste lifestyle audience concerned about sustainability, recycling, and environmentally appropriate disposal; and enable product manufacturers to determine recycling availability for substantiating recycling claims and product design. Consumers can access our directory and instructions for any zip code in the United States through multiple platforms, including the Earth911.com website, our mobile applications for smartphones and tablets, traditional phone lines, social media, branded recycling locators on client platforms and applications, in addition to engaging with our content and media on leading social platforms such as Facebook and Twitter.

Industry Overview

The multi-billion dollar solid waste collection and disposal business drives the overall waste industry. The size of the recycling industry has increased for the past several years and is expected to continue to increase as landfill space decreases and our customers seek alternatives to delivering their recyclables and disposables to landfills. Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase. There is increasing recognition by U.S. public agencies, consumers, and consumer products manufacturers that many items deposited in landfills have commodity value or usability as material for new products. Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. We believe that with the consolidation that continues to take place in the waste and recycling industry, it will become increasingly difficult for a customer to receive a competitive price for services. Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling an increasingly cost-attractive alternative.

Regulatory measures and more stringent control of material bound for disposal are making the management of solid waste an increasingly difficult problem. The Environmental Protection Agency (the “EPA”), and state and local governments are expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Many governmental authorities have passed, or are contemplating, measures that require industrial and commercial companies to recycle all or a portion of their disposable materials and restrict the percentage of recyclable materials in any commercial load of disposable material. Under extended producer responsibility laws now in place in 32 states, consumer packaged goods companies are now required to ensure that they put in place mechanisms to ensure that certain of their products can be appropriately disposed. This has recently required consumer packaged goods companies to take an increasingly proactive role in ensuring compliance. We believe that these restrictions may create additional opportunities as proper disposal of materials becomes more specialized. Some large industrial and commercial companies, hospitals, and universities have in-house staff that handle the solid waste management and recycling responsibilities, but have found that without adequate resources and staff support, in-house handling of these responsibilities may not be an effective solution. We offer these and other establishments a solution to this increasing burden.

Market Opportunity

•

Recovery of Valuable Materials. Many materials that are disposed of—both properly and improperly—have commodity value. Precious metals, plastics, and automotive fluids can be recovered and converted into new products and resources. Recovering valuable materials is a key factor in zero-waste initiatives and presents a profitable opportunity for businesses. The recovery of valuable materials is a strong motivator to educate businesses and consumers about proper disposal.

•

Regulatory Compliance. Regulation of manufacturing and disposal is increasing. As of December 31, 2012, 32 states had extended producer responsibility laws in effect for products, including, among others, automotive parts, electronics, carpets, and rechargeable batteries. Certain industries, such as the paint industry, are looking for ways to demonstrate product stewardship to consumers while fulfilling a mandated obligation to regulatory agencies.

•

Need for Consumer Education to Increase the Recycling Rate and Recover More Valuable Commodities. Over the last ten years, recyclable materials have contributed approximately 20 percent to 25 percent by tonnage of total U.S. solid waste. While recycling has increased and overall solid waste volumes have declined, the rate of increase in recycling has until recently been limited, resulting from the historic lack of concerted legislation, the poorly understood value proposition for recycling for corporate waste producers, and weak consumer awareness about the “why, where, and how” of recycling.

•

Alternatives to Landfills. Recycling is only one method of landfill diversion. To recycle, a consumer must be provided information to sort through the complexity of materials and find a local solution. Reuse is an emerging option that promotes landfill diversion and is popular with consumers who are already tuned into zero-waste lifestyle practices. Another emerging solution is composting, which provides a disposal option for organic waste with burgeoning waste-to-energy potential. All of these alternatives to landfills can answer a demand in the market for zero-waste practices.

Our Solution

We help advance product stewardship by providing in depth recycling information and instructions to consumers, driving sustainability messaging to an eco-conscious audience, and managing waste streams and recyclables.

•

Recycling Program and Management Services. We provide a comprehensive, one-stop recycling program solution for the entire waste stream produced by our business customers and provide a single point of contact for managing the wide variety of disposables and recyclables produced. Through our management services, we can help lower our customers’ operational expenses, maximize the value of their recyclable commodities, and help them foster environmental sustainability.

•

The Earth911 Recycling Directory. We believe that our Earth911 Recycling Directory is the largest and most accurate directory of information regarding recycling and proper disposal. For recycling to occur, consumers must have access to current and accurate information about recycling wherever they are, at the moment they have an item to recycle. The Earth911 Recycling Directory delivers local information on recycling, anywhere and anytime, through all leading platforms, including social and mobile as well as proprietary applications, such as iRecycle. The Earth911 Recycling Directory is maintained by a dedicated team of specialists who consistently update the data.

•

End-of-life Solutions. Our flagship online information offering, the Earth911 Recycling Locator, allows customers to use the Earth911 Recycling Directory to power a custom branded recycling search for any consumer product on any platform or application, such as a business website, Facebook, or a mobile application. The Earth911 Recycling Locator instructs consumers why, where, and how to recycle locally and is a cost-effective end-of-life solution for products and packaging as well as a powerful marketing touchpoint.

•

Material Recycling Reports. As the Federal Trade Commission tightens regulations regarding truth in advertising similar to “natural” and “organic” rules, “Please Recycle” and other terms are no longer an option without substantiation through data. We offer our customers material recycling reports, which are in-depth reports based on our data to determine the ability to recycle products and packaging at the ZIP code level. Material recycling reports can also help consumer packaged goods companies source and design products for maximum recycling.

•

Advertising and Sponsorships. We regularly publish popular zero-waste lifestyle content across multiple platforms, including the Earth911.com website, our mobile applications, Facebook, Twitter, Pinterest, Tumblr, e-mail, and content sharing with other media outlets, such as the Huffington Post and Mother Nature Network, where companies can communicate sustainability efforts, create conversations, and align with a highly engaged, action-oriented audience that makes buying decisions based on sustainability. This enhances brand image with key stakeholders, consumers, government retailers, investors, and internal staff.

Our Strategy

Our goal is to be a leading environmental services company. Key elements of our strategy to achieve our goal include the following:

•

Leverage Governmental and Social Factors Expanding Recycling. We intend to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns.

•

Emphasize Monetary Benefits of Recycling. We intend to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create sustainability initiatives.

•

Expand Our Customer Base. We intend to continue to expand our customer base for our recycling management services. We believe that the expertise we have gained and the value proposition that we offer to our customers in terms of lower overall removal costs, recyclable revenue sharing, and competitive vendors provide us with competitive advantages in expanding our customer base.

•

Expand the Types of Materials Covered by Our Services. We plan to expand the types of materials over which we manage the collection. To date, our revenue has been generated primarily from the removal of used oil, oil filters, scrap tires, cooking oils, and expired food products. We believe that we can provide value to our customers by managing a larger portion of disposable and recyclable materials, including paper, plastic, glass, and metals.

•

Maintain Virtual Facilities and Equipment. We plan to pursue a virtual business strategy that utilizes third-party vendors for the collection, sorting, and processing of recyclable materials. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best price for our customers, and reduces our capital expenditures and working capital requirements.

•	Expand Recycling Data Business. We plan to leverage the need of product manufacturers to substantiate recycling availability claims and design sustainable products and packaging.

•

Expand Reach and Audience. We plan to expand our content and online community to appeal to and attract a larger base of consumers. We also plan to explore strategic alliances and acquisitions to expand online offerings that appeal to consumers.

•

Expand Targeted Sponsorship and Advertising Programs. We believe our audience enables a broad range of advertisers and merchants to take advantage of the brand loyalty of our visitors. We believe targeted sponsorship and advertising programs are more effective than non-targeted banner advertising in supporting broad marketing objectives, including brand promotion, awareness, and the integration of advertising with editorial content. We believe that these sponsorship and advertising arrangements will have longer-term contracts and higher dollar values than banner advertising arrangements as a result of their targeted nature and the strong brand loyalty of our visitors.

Services

Recycling Management Services

We provide an innovative, cost-effective, one-stop recycling program solution for the entire waste stream produced by our business customers. Our solution provides a single point of contact for managing the wide variety of disposables and recyclables produced. We offer our business customers one-stop management services for all their recyclables and disposables. Most of our business customers, however, currently utilize our management services only for a portion of their recycling and disposal needs, generally for that portion of the disposables and recyclables that have market value. We are capable of providing recycling management services for virtually all forms of recyclables and disposables, though our services currently primarily relate to used motor oil, oil filters, scrap tires, grease and cooking oil, and expired food products. We are also capable of providing our recycling management services for a variety of other materials, including the following:

•	glass, cardboard, paper, metal

•	plastic oil bottles

•	industrial cleaning (separator cleaning and tank cleaning)

•	hazardous materials

•	HDPE plastics

•	organics

•	construction debris
•	universal waste (batteries, mercury, lights)

•	regulated medical waste

•	electronics

•	parts cleaners

•	used absorbents

•	solid waste

Our recycling management services value proposition to our customers is simple. We seek to

•	lower our customers’ operational expenses;

•	maximize the value of our customers’ recyclable commodities;

•	lower the percentage of the waste stream that must be disposed of in landfills;

•	help our customers work toward environmental sustainability;

•	assist our customers with liability protection and services to assist with environmental compliance; and

•	provide our customers with a centralized point of contact.

We are independent of any specific materials haulage or recycling facility operator. This independence allows us to seek the best services and the lowest prices for our customers.

We conduct our recycling management services on a national basis. We currently manage over 12,500 locations for various customers throughout the United States, including Puerto Rico and the Virgin Islands. Our customers generally have multiple locations and primarily include mid- to large-sized retail, commercial, and industrial companies in the automotive/fleet, industrial, commercial property, healthcare, food service and retail, and higher education industries. We continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and cross-sell additional services to existing customers.

We often provide our recycling management services on a management fee basis. Our management fees can be on a fixed-fee basis depending on the volume of recycled or disposed of material or on a cost-plus basis. Our recycling management services often reduce the overall cost of our customers’ disposable material removal. Our services reduce the level of disposable material delivered to landfills. In certain cases, we share with our customers the revenue generated by the recyclables we collect from their premises.

In addition to our general services in the recycling industry, we also provide our customers with the following specialized services:

•

Fleet Industry Services. We recognize the time and effort our customers put into maintaining proper service of their fleet vehicles. We provide a turn-key option involving the handling of scrap tires, HDPE plastics, used oil, used oil filters, and used anti-freeze.

•

Food Service Industry Services. We are associated with the nation’s leading used cooking oil, rendering, and grease recycling companies. The rapidly growing marketplace for yellow and brown grease continues to expand, offering recycling solutions as biodiesel, alternative fuels, and various animal food additives.

Landfill Diversion Services

According to the EPA and the U.S. Department of Agriculture, more than one quarter of the nation’s food, or about 96 billion pounds of food per year, goes to waste. The EPA has found that discarded food is either the largest or next single largest component (depending on classification) of the nation’s solid waste. The United States spends an estimated $1 billion per year to dispose of excess food. The issue of how to reduce such waste is critical. We are currently developing targeted programs, based on our Reduce-Reuse-Recycle-Manage platform to address these issues. Our “Organics Program” seeks to reduce the amount of produce, bakery, and deli materials and expired dairy products in landfills and to find a better solution. To facilitate the redistribution of food products to animal care providers, our landfill diversion group has developed the “Sustainable Selections Program.”

The Sustainable Selections Program

Our Sustainable Selections Program helps businesses and organizations produce “zero waste” by making productive use of the excess food that is currently contributing to leachate and methane formation in landfills. We continue to develop low-cost solutions that benefit our customers by lowering landfill costs and giving edible food a second chance. Sustainable Selections enables businesses, organizations, and individuals to donate product by creating innovative solutions to facilitate methods of waste removal.

The Organics Program

A large portion of America’s disposable material is organics. Produce, bakery and deli items, dairy products, and vegetation trimmings can all be recycled. Our Organics Program offers the following options:

•	Reduction. We will study a customer’s current organic material management situation and determine where best to alter current ordering and display options to reduce landfill use.

•

Animal Feed. Through our network of vendors, we can channel a percentage of organic material into a process in which the product is dehydrated and put back into animal feed. In addition, our Sustainable Selections Program provides the usable portions directly to animals.

•

Waste-to-Energy. This process involves the creation of energy in the form of electricity or heat from the incineration of organics or through the use of anaerobic digestion. Anaerobic digestion is a series of processes in which microorganisms break down biodegradable material in the absence of oxygen. This process is widely used as a renewable energy source because it produces a methane and carbon dioxide rich bio-gas suitable for energy production helping replace fossil fuels. Also, the nutrient-rich digestate can be used as fertilizer. We currently employ a network of service providers that utilize this method as a form of organic disposal.

•

Compost/Land Application/Soil Treatment. In composting or land application/soil treatments, organic materials are placed either in a custom bin or spread out and allowed to decompose naturally. Composting sites have several options for turning and rotating the product to maximize the nutrient content of the end product and speed the turn-around time. Land application/soil treatment facilities typically do not regularly turn the product or add any components and allow nature to return the nutrients to the host soil on its own timetable. Composting facilities also typically bag or sell the product by the truck/train load to individuals or municipalities, whereas land application/soil treatment facilities leave the product where it is initially placed. We have employed these methods with several customers across the country.

Equipment and Installation Services

As part of our one-stop solution, we maintain strong relationships with a multitude of vendors to ensure that proper equipment, including recycling containers, container shredders, and bulk oil containers referred to as “Faith Tanks,” and installation services are provided to our customers.

Media

We provide data, information systems, platforms, and media tools with the goal to engage consumers, track recycling and sustainability programs, and demonstrate compliance. The content of the Earth911.com website generates significant traffic from those interested in learning about environmental issues, environmentally friendly disposal methods, and locations in proximity to their homes where they can dispose of recyclables and environmentally unfriendly products, such as electronic devices, oil, and anti-freeze. The traffic on the Earth911.com website also is attractive to advertisers that desire to target potential customers that are interested in the environment and recycling. We believe there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information. We also believe that corporate advertisers desire new ways to maximize the impact of their sponsorship and advertising programs and the opportunity to market their goods directly to a focused community of potential customers.

Content. Our editorial staff brings reuse, recycling, proper disposal, environmental, and lifestyle-oriented stories, news, and related tips to consumers. Stories often highlight the businesses or industry segments of our customers. Our expert content is distributed through many different strategic partners and publishers, including RecycleBank, YahooGreen, Huntington Post, and on customer sites in a cost-effective manner. Our content is intended to be politically neutral and on-point.

Advertising. Our customers’ marketing dollar for advertising across our network is aimed at reaching an audience with an interest in recycling and sustainability. Due to our history, content, data, and expertise, we typically capture premium above the fold search placement for keywords such as recycle or recycling. In 2012, we had over 8.0 million visitors to our Earth911.com website with nominal marketing expense.

Social, Local, Mobile. We engage consumers with relevant local content regardless of location or device and have worked to create engaged audiences across recognizable and prominent social networks, such as Twitter, Facebook, and e-mail. We are focused on increased engagement and monetization across these platforms.

Recycling Locator

The Earth911 Recycling Locator is a cost-effective, branded end-of-life solution for products and packaging as well as a powerful marketing touchpoint with consumers, powered by the Earth911 Recycling Directory. Companies demonstrate environmental responsibility by providing consumers with instant, simple access to recycling information for their products on any platform or application such as websites, mobile applications, and social media.

Environmental Certification

We provide our customers with a system that enables us to provide certifications of recycling and proper disposal for regulatory and internal customer purposes through an online manifest retention portal. Environmental certification for existing customers is included in a customer’s service contract as a value-added service.

Sustainability Programs

We offer a full spectrum of sustainability programs to help our customers reduce operating costs and maximize eco-efficiencies. Our sustainability programs include strategic planning, writing policies and procedures, LEED and Green Globe certification, life cycle assessment, energy modeling, building commissioning, and carbon emission reduction reporting.

Sales and Marketing

We primarily market our products and services throughout the United States through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on reducing the overall waste disposal costs of our business customers and enabling them to enhance their reputations for environmental concerns.

We may expand our operations internationally as we provide services and products that address the needs of leading international retailers and consumer product companies. International operations would include expansion of certain services, initially within North America (Canada) then to the European Union.

We have targeted various business segments for marketing our recycling services, media, recycling data services, environmental certification services, and sustainability programs. The table below summarizes certain of the business segments that we target and the nature of the products and services that we market to those business segments.

	Service	Media	Recycling Data	Environmental Certification	Sustainability Programs
Automotive	x	x		x	x

• Retail services providers (car dealerships, tire dealerships, quick lubes, automotive service franchises) • Trucking and fleet • Car rental companies
Manufacturing	x	x	x	x	x

• Packaging • Heavy and industrial
Commercial Property Management	x	x		x	x
Healthcare	x	x		x	x
Food Services and Retail	x	x	x	x	x
Higher Education	x	x		x	x
Federal, State, and Local Entities	x	x		x	x
Trade and Industry Associations		x	x	x	x

Customers

Our recycling management business depends to a significant extent on revenue from our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our single largest customer accounted for approximately 89% of our revenue for the year ended December 31, 2012 and 94% of our revenue for the year ended December 31, 2011. During 2012 we continued to add additional customers, which reduced our reliance on our largest customer by the end of 2012. We expect our reliance on our single largest customer to continue to decrease; however, we can provide no assurance that our reliance upon our single largest customer will diminish.

Our contractual arrangements with our largest customers are on a multi-year basis and pertain to the management of only certain forms of materials. Although we have increased our business with our largest customer each year during the last five years and we currently service all of that customer’s stores nationally, a decline in our business with that customer could occur at any time. One of our strategic goals is to diversify our customer base while increasing our business with our largest customers.

By developing and aggregating strategic solutions in our key verticals—services, media, recycling data services, environmental certifications, and sustainability programs—we believe that we are the first company to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling and recycling management business. Through consumer engagement and reward, national media presence, logistics management, compliance, and commodity brokerage, our solution delivers the critical knowhow and experience necessary to implement and execute multi-point reuse, recycling, proper disposal, and waste management programs.

Competitors

Recycling Services

The recycling and waste disposal industry as a whole is dominated by large multi-billion dollar companies, such as Waste Management and Republic Services. To date, these large companies have concentrated on their traditional business of collecting waste for disposal in their landfills rather than recycling, which reduces the need for landfills. The strategies of these large companies could change at any time, and we could begin to experience substantially increased competition from them. These companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages over us. As a result, they may be able to devote greater resources to the promotion and sale of services similar to those we offer, to provide comparable services at lower prices, and to introduce new solutions and respond to customer requirements more quickly than we can.

Recycling Data Services and Media

We are not aware of any current comprehensive competitor for our suite of products and services, but have fragmented competition in directory or information services. Future competitors may secure more favorable advertising contracts, a superior directory, provide more content, and may devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies, and devote substantially more resources to website, systems development, and content distribution than we do. We also compete with many other websites and other forms of media for advertising revenues.

Scope of Competitors’ Services

While we have many competitors for certain aspects of our business, we are unaware of any provider that provides all of our services, media, recycling data services, environmental certification, and sustainability program offerings. The following chart illustrates the aspects of our offerings relative to certain of our competitors:

Company	Services	Media	Recycling Data	Environmental Certification	Sustainability Programs
Infinity Resources	x	x	x	x	x
Waste Management	x			x
Republic Services	x			x
Clean Harbors	x			x
Liberty Tire Recycling	x			x
Darling International	x			x
Blue Skye					x

Through Quest, our services address motor oil, scrap tires, grease, meat, organics, hazardous waste, regulated medical waste, construction debris, cardboard, pallets, plastics, metals and solid waste. Most of our competitors specialize in only one or a few of these service areas. In delivering our services, we have provided business at times to our competitors thereby utilizing them as our vendors.

State and Federal Environmental Regulations

Any environmental regulatory liability relating to our operations is generally borne by the customers with whom we contract and the service providers in their capacity as transporters, disposers, and recyclers. Although we do not believe that our business subjects us to significant potential environmental liability, we continue to use our best efforts to be in compliance with federal, state, and local environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance has not historically constituted a material expense to us.

The collection and disposal of solid waste and rendering of related environmental services as well as recycling operations and issues are subject to federal, state, and local requirements, which regulate health, safety, the environment, zoning, and land-use. Federal, state, and local regulations vary, but generally govern hauling, disposal, and recycling activities and the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. The EPA and various other federal, state, and local environmental, health, and safety agencies and authorities, including the Occupational Safety and Health Administration of the Department of Labor, administer those regulations.

We strive to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations. While such amounts expended in environmental compliance in the past or that we anticipate spending in the future have not had and are not expected to have a material adverse effect on our financial condition or operations, the possibility remains that technological, regulatory, or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation.

Each state in which we operate has its own laws and regulations governing solid waste disposal, water, and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. Several governmental authorities have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste landfills through waste planning, composting, recycling, or other programs,. Legislative and regulatory measures to mandate or encourage waste reduction at the source and materials recycling also are under consideration by Congress and the EPA.

Finally, various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid or hazardous wastes generated outside the state. While courts have declared unconstitutional laws that overtly discriminate against out of state waste, courts have upheld some laws that are less overtly discriminatory. Challenges to other such laws are pending.

Strategic Alliances

We have partnered with E-World Online. E-World Online maintains its Manufacturer Interstate Take-back System, a comprehensive e-waste take-back solution for original equipment manufacturers that educates consumers on how to properly recycle or dispose of electronic waste. We believe that the integration of E-World Online’s network of managed drop-off locations and our directory of more than 22,000 e-waste recyclers provides consumers with the largest online directory of electronics recyclers ever assembled. By utilizing the Earth911 Recycling Directory, original equipment manufacturers satisfy regulatory requirements to educate consumers about e-waste recycling while also acquiring tonnage reporting through E-World Online. This alliance solves a complex issue for electronics manufacturers nationwide that are held accountable by state regulations to collect specified amounts of e-waste for recycling as well as to demonstrate that e-waste is handled responsibly.

We are a member of the Recyclebank Ecosystem, a network of companies working together to motivate and reward people to take online and offline green actions. Recyclebank rewards people for taking everyday green actions with discounts and deals from local and national businesses. As part of this effort, Recyclebank partners with like-minded brands and organizations to empower individuals to live more sustainable lives through its rewards platform, with the ultimate goal of making a substantial collective impact on the environment. Consumers receive five Recyclebank points when they opt-in to the Earth911 Instant Expert Newsletter and three Recyclebank points for reading an article on the Earth911.com website.

We collaborate with CalRecycle to make recycling information more accessible to California residents. The Earth911 Recycling Directory is accessible to consumers at CalRecycle.ca.gov via customized web integration. Through editorial content, the two entities highlight standout state and local recycling programs, planned events, and opportunities for consumers to learn more about the economic and environmental benefits of recycling.

We also work with CalRecycle to ensure even greater accuracy of information contained within the Earth911 Recycling Directory, such as addresses, hours, and telephone numbers. CalRecycle also maintains 1-800-RECYCLE, a hotline designed to provide information about recycling, waste reduction, and product reuse to California residents.

In May 2012, we joined the American Institute for Packaging and the Environment (AMERIPEN) as a voting member. AMERIPEN engages with thought leaders in the packaging industry, including representatives of trade associations, academic institutions, non-governmental organizations, and government agencies, to facilitate relevant research and identify key data and standards to advance the organization’s mission to advocate and educate on environmental packaging issues related to legislation and regulation. Additionally, AMERIPEN engages on public policies affecting the packaging value chain on topics related to packaging and the environment, and represents the interests of the industry which includes raw material producers, packaging manufacturers, packaging users and fillers, retailers, and material recovery organizations.

We also maintain an affiliation with each of the following: American Chemistry Council, American Cleaning Institute, American Coatings Association, Call2Recycle, Carton Council, North American Hazardous Materials Management, Pack2Sustain, Pesticide Stewardship Alliance, Retail Industry Leaders Association, The Sustainability Consortium, Sustainable Brands, TerraCycle, Institute of Scrap Recyclers Industry, American Petroleum Institute, and EKO-CYCLE.

Employees

As of December 31, 2012, we employed a total of 52 persons of which 3 were executive, 40 were administrative, and 9 were sales and marketing. Quest employed a total of 67 persons of which 2 were executive, 52 were administrative, and 13 were sales and marketing.

We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

We own or have filed applications for numerous federally registered trademarks, including the following:

•	1-800-CLEANUP

•	EARTH911

•	HANDY (and design)

•	I RECYCLE

•	RECYCLEME

•	GREENER GARAGE

•	SUPER TRUCK RECYCLING

•	YOUCHANGE

Our trademarks, and in particular our HANDY trademark and design, which we license to third parties in our end-of-life solutions through our legacy on-product labeling business, are important to the success of our business.

Patents

We have filed a United States patent application with the U.S. Patent and Trademark Office entitled “PREPARING VEHICULAR MATERIAL FOR RECYCLING.” The patent application involves what we refer to as our super truck, a mobile recycling unit. We do not currently sell our super truck, but instead use it primarily for demonstrations and for marketing purposes.

Available Information

Our principal executive offices are located at 1375 North Scottsdale Road, Suite 140, Scottsdale, Arizona 85257, and our telephone number is (480) 889-2650. Our website address is www.infinityresourcesholdingscorp.com. The information on our website is not incorporated by reference into this Transition Report on Form 10-K or in any other report or document we file with the SEC.

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Transition Report on Form 10-K or in any other report or document we file with the SEC.

The public may read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Transition Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have a limited operating history upon which you can evaluate our potential for future success.

To date, we have generated limited revenue and have a very short operating history on which to evaluate our potential for future success. Rather than relying on historical information, financial or otherwise, to evaluate our company, you should evaluate our company in light of your assessment of the growth potential of our business and the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses in rapidly evolving markets commonly face risks, such as the following:

•	unanticipated problems, delays, and expenses relating to the development and implementation of their business plans;

•	marketing difficulties;

•	lack of sufficient capital;

•	competition from more advanced enterprises; and

•	uncertain market acceptance of products or services.

Our independent registered public accounting firm, in its audit report related to our consolidated financial statements for the years ended December 31, 2012 and 2011, expressed substantial doubt about our ability to continue as a going concern.

As a result of our recurring losses from operations and our net capital deficiency, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2012 and 2011, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.

We have historically incurred net losses, and may be unable to achieve and sustain profitability in future periods.

We incurred net losses of $42,151,493 and $1,579,120 for the years ended December 31, 2012 and 2011, respectively, and had a total stockholders’ deficit of $16,959,838 at December 31, 2012. There is no assurance that we will achieve or maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth in this “Risk Factors” section and elsewhere in this Transition Report on Form 10-K.

We do not own a controlling interest in Quest and we share control over the management of Quest.

We currently own only a 50% interest in Quest, through which we conduct our recycling management business, with the remainder being owned by members of Quest’s executive team that are otherwise unrelated to us. As a result, Quest’s accounts are not reflected in our balance sheet or statement of operations. In addition, Quest is managed by a board of managers under its governing agreement. We do not have a majority of managers on Quest’s board of managers and, therefore, do not have exclusive authority to control certain key matters, including the objectives, policies, actions, and business decisions of Quest and the decision as to when and what amounts to make distributions to us and other members of Quest. While certain major decisions require 100% approval by the board of managers of Quest, we are not the primary decision maker for the day-to-day activities of Quest. There is also a risk of disagreement or deadlock among members of joint controlled entities and that decisions contrary to our interests may be made.

We recently entered into an agreement to purchase the 50% of Quest that we do not own, but do not currently have the funds to complete the acquisition.

On January 15, 2013, Earth911 entered into an Option Agreement with Quest Resources Group, LLC to purchase the 50% of Quest that we do not own. We plan to seek additional equity or debt financing to provide funds to complete the acquisition of Quest. Any such equity financing could result in dilution to our stockholders, and any such debt financing will increase expenses and we must repay the debt regardless of our operating results. If financing is not available or not available on satisfactory terms, we may be unable to complete the acquisition.

If the acquisition of Quest is not completed, we will have nonetheless incurred substantial costs, and our financial results and operations, and the market price of our common stock may be adversely affected.

We have incurred and expect to continue to incur substantial costs in connection with the pending acquisition of Quest. These costs are primarily associated with the fees of financial advisors, attorneys, and accountants. In addition we have diverted significant management resources in an effort to complete the acquisition. If the acquisition is not completed, we will receive little or no benefit from these costs. In addition, if the acquisition is not completed, we may experience negative reactions from the financial markets and our customers, suppliers, and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

We have substantial indebtedness.

As of December 31, 2012, we had long-term indebtedness principal of $2,000,000 gross, excluding debt discounts and warrant liabilities, which is due on October 1, 2015 and is convertible into shares of our common stock. We also have a significant balance of accounts payable, accrued expenses, short-term notes and current portion of capital leases incurred in the ordinary course of business, which as of December 31, 2012 was $1,302,346. In addition, we may substantially increase our indebtedness in connection with the purchase of the remainder of Quest. Our net loss for the year ended December 31, 2012 was $42,151,493. If we do not achieve profitability in future periods and do not obtain sufficient capital from alternative sources, we may be unable to pay our obligations in the ordinary course of business or operate our business as a going concern.

Our limited operating history may make it difficult for us to forecast accurately our operating results.

Our planned expense levels will be based in part on our expectations concerning future revenue, which is difficult to forecast accurately based on our stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, business development and marketing expenses may increase significantly as we expand our operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results, and financial condition may be materially and adversely affected.

Our recycling management business depends to a significant extent upon our largest customers.

The success of our recycling management business depends to a significant extent on our relationship with our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our single largest customer accounted for approximately 89% of our revenue for the year ended December 31, 2012 and 94% of our revenue for the year ended December 31, 2011. During 2012 we continued to add additional customers, which reduced our reliance on our largest customer by the end of 2012. We expect our reliance on our single largest customer to continue to decrease; however, we can provide no assurance that our reliance upon our single largest customer will diminish. Our contractual arrangements with our largest customers are on a multi-year basis and pertain to the management of only certain forms of materials. Although we has increased our business with our largest customer each year during the last five years and we currently service all of that customer’s stores nationally, a decline in our business with that customer could occur at any time. Our failure to maintain our business with our largest customer or any other large customer would have a material adverse effect on our business, operating results, and financial condition.

Although we have long-term commitments from the customers to whom we provide recycling management services, their ability to cancel, reduce, or delay our service offerings to them could reduce our revenue and increase our costs.

Customers for our recycling management services, including our three largest customers, do not typically provide us with firm, long-term volume commitments. As a result, our customers will be able to cancel, reduce, or delay our services to them. If our service offerings are cancelled, delayed, or reduced, our revenue would decline.

We may lose a substantial portion of our recycling management business if certain materials are classified as “waste.”

Some of the municipalities in which we provide services for certain customers, inclusive of our three largest customers, have entered into contractual arrangements with their waste haulage companies that require them to permit those waste haulage companies to remove and dispose of “waste” or “solid waste” within those municipalities. If materials, and in particular organic materials, that we typically obtain and dispose of are considered “waste” or “solid waste,” then our customers may be required to allow the waste haulage companies to remove those materials, and in general either our customers or the municipalities in which they are located must compensate those waste haulage companies based on the metric set forth in the relevant contracts or franchise agreements with those waste haulage companies. If, however, the materials are classified as “raw material,” as “commodities,” or as another designation other than “waste” or “solid waste,” our customers may allow us to obtain the recyclable materials. If it is ultimately found that certain materials constitute “waste” or “solid waste,” a significant portion of our anticipated revenue stream could be lost, which could have a material adverse effect on our business, the growth of our business, financial condition, and results of operations.

To expand our recycling management business, we must attract additional customers and expand the services we offer.

Although we plan to increase our recycling management business, the ability to expand our overall recycling management business and reduce our dependence on our three largest customers will require us to attract additional customers and expand the services we offer. In addition, we must continue to enhance the commercial value of our Earth911.com website by offering up-to-date news, information, and features in order to attract additional traffic and generate higher advertising and other revenue.

Our success depends on our ability to expand, operate, and manage successfully our operations. Our ability to expand successfully will depend upon a number of factors, including the following:

•	the continued development of our business;

•	the hiring, training, and retention of additional personnel;

•	the ability to enhance our operational, financial, and management systems;

•	the availability of adequate financing;

•	competitive factors;

•	general economic and business conditions;

•	the ability to leverage on the factors expanding the growth of recycling;

•

the ability to expand our customer base, the types of recyclable materials covered by our services, our network of third-party service providers, our website traffic and the nature of visitors to the Earth911.com website, and our on-product labeling business;

•	the ability to implement new methods for revenue generation;

•	the ability to expand our relationships with third parties that are also engaged in activities relating to reducing, reusing, and recycling; and

•	the ability to develop sponsorship and advertising programs that take advantage of our Earth911.com website audience demographics.

We may not be able to enhance our existing recycling, reuse, and proper disposal solutions and develop new solutions in a timely manner.

Our future operating results will depend to a significant extent on our ability to continue to provide efficient and innovative recycling, reuse, and proper disposal services that compare favorably with alternative services on the basis of cost, performance, and customer preferences. Our success in maintaining existing and attracting new customers and developing new business depends on various factors, including the following:

•	innovative development of new services for customers;

•	maintenance of quality standards;

•	efficient and cost-effective services; and

•	utilization of advances in technology.

Our inability to enhance our existing services and develop new services on a timely basis could harm our operating results and impede our growth.

We may not be competitive if we fail to enhance our online offerings.

The failure to develop and introduce new or enhanced online features, functions, or services could have a material adverse effect on our Internet operations. To remain competitive, we must continue to

•	enhance our offerings of news, information, and features;

•	enhance the ease of use, functionality, and features of the Earth911.com website;

•	attract additional traffic to our Earth911.com website; and

•	expand the methods through which we generate advertising and other revenue from our Earth911.com website.

These efforts may require us to develop or license increasingly complex technologies. We may fail to develop or introduce new features, functions, and services, and the features, functions, and services that we develop may not result in increased website traffic or revenue.

We rely on independent third-party vendors to provide recycling services to our customers, and any interruptions of these arrangements could increase our costs, disrupt our services, and result in our inability to service our recycling customers, which would adversely affect our business.

We outsource the collection, sorting, and processing of recyclable materials to independent third-party vendors. We rely on our vendors to maintain high levels of service. The loss of our relationships with our vendors, or their failure to conduct their services for us as anticipated in terms of cost, quality, and timeliness, could adversely affect our ability to service our customers in accordance with required service, quality, and performance requirements. If this were to occur, the resulting decline in profitability potential would harm our business. Securing new high-quality and cost-effective vendors is time-consuming and might result in unforeseen operational problems.

Our vendors may maintain their own operations or serve other customers, a number of which may provide them with more business than we do. As a result, our vendors could determine to prioritize their capacity for their own operations or for other customers or reduce or eliminate services for us on short notice. If we have any such problems, we may be unable to service our customers in a cost-effective, high-quality, timely manner, which may adversely affect our business and operating results.

We rely on third-party technology, server, and hardware providers for our Internet business, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third-party data center providers to host our main servers. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into relationships with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding alternative service providers on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-party providers for components of our technology platform, such as hardware and software providers and domain name registrars. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business.

We may face potential environmental liabilities that may not be covered by our insurance, and changes in insurance costs and availability may also impact our financial results.

We may incur liabilities for damage to the environment as a result of the operations of our recycling vendors. While we do not conduct physical haulage, recycling, or disposal operations, we retain third-party service providers on behalf of our customers to carry on those activities. These operations may expose us to liability for environmental damages, in some cases even if we did not directly cause the environmental damage. Further, under our agreements with our customers, we is often required to indemnify our customers from any liabilities or claims arising out of our actions and from any release, threatened release, handling, or storage of hazardous and other materials from our customers’ premises as a result of or connected with our performance of services to our customers. If we were to incur substantial liability for environmental damage, our insurance coverage may not cover or may be inadequate to cover such liability. Also, because of the variable condition of the insurance market, we may experience future increases in self-insurance levels, increased retention levels, and increased premiums. This could have a material adverse impact on our financial condition, results of operations, and cash flows.

Fluctuations in prices for recycled commodities that we sell to third parties may adversely affect our revenue, operating income, and cash flows.

We manage the processing of a variety of recyclable materials, such as tires, used motor oil and oil filters, cooking oils, anti-freeze, and organics, for sale to third parties, and we may directly or indirectly receive proceeds from the sale of such recyclable materials. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials can be volatile because of changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect the desire for our services and our future revenue, operating income, and cash flows.

We may incur significant expenses in an unsuccessful attempt to promote and maintain recognition of the Earth911.com brand or to generate revenue from our Earth911.com website.

Our success depends in part on our ability to build the brand identity of Earth911.com and increase traffic to our Earth911.com website, our mobile applications, and our social media offerings. We believe that the importance of brand recognition will increase because of the growing number of Internet websites and the relatively low barriers to entry to provide Internet content. We may incur significant marketing costs in our effort to continue to maintain a strong brand identity among businesses and consumers interested in the environment. Our business, results of operations, and financial condition could be materially and adversely affected if we incur excessive expenses in an unsuccessful attempt to promote and maintain recognition of the Earth911.com brand.

In order to generate “click-through” revenue from advertising on the Earth911.com website, we need to deliver consumers to advertisers’ websites that result in sales for the advertisers. Our failure to meet advertisers’ expectations by delivering quality traffic may result in our customers ceasing doing business with us or our customers deciding to do business on more limited terms, which could adversely affect our business and financial results.

We may experience downward pressure on our prices if advertisers do not obtain a favorable return on investment from our web search services in comparison to our competitors’ services or other advertising methods. We compete with online publishers and high-traffic websites, as well as traditional media, such as television, radio, and print, for a share of our advertisers’ total advertising expenditures. Our experiencing downward pricing pressure for our services may adversely affect our financial results.

Problems with our computer and communication systems may harm our online business.

A key element of our strategy is to generate a high volume of traffic across our Earth911.com website to and from third parties that advertise or may advertise on our website. Accordingly, the satisfactory performance, reliability, and availability of our systems, transaction-processing systems, and communications infrastructure are critical to our reputation and our ability to attract and retain advertising customers, as well as to maintain adequate customer service levels. We may experience periodic systems interruptions. Any substantial increase in the volume of traffic on our infrastructure may require us to expand and upgrade our technology, transaction-processing systems, and other features. We can provide no assurance that we will be able to project accurately the rate or timing of increases, if any, in the use of our infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases.

We could be subject to liability for information displayed on our Earth911.com website.

We may be subjected to claims for defamation, negligence, copyright, or trademark infringement or claims relating to the information, or the inaccuracy of information, we publish on our Earth911.com website. We also could be subjected to claims based upon the content that is accessible through links to other websites. The disclaimers we include on our Earth911.com website and our insurance may not adequately protect us against these types of claims.

We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. We can provide no assurance that third parties will not claim infringement by us with respect to our current or future services, trademarks, or other proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others in the process. There can be no assurance that any of our intellectual property will be adequately safeguarded or that it will not be challenged by third parties. We may be subject to intellectual property infringement claims that would be costly to defend, could limit our ability to use certain critical technologies, and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages, if we willfully infringe and also could increase the risk of our patent applications not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments in the litigation. If these results are perceived to be negative, it could have an adverse effect on our business.

We may not be able to adapt to rapidly changing technologies, or we may incur significant costs in doing so.

The Internet is characterized by rapidly changing technologies, evolving industry standards, frequent new service introductions, and changing customer demands. As a result of the rapidly changing nature of the Internet business, we may be subject to risks of which we are not currently aware. To be successful, we must adapt to our rapidly evolving market by continually enhancing our Earth911.com website and introducing new services to address our users’ changing demands. We may use new technologies ineffectively, or we may fail to adapt our network and infrastructure to meet customer requirements, competitive pressures, or emerging industry standards. We could incur substantial costs if we need to modify our services or infrastructure. Our business could be materially and adversely affected if we incur significant costs to adapt, or cannot adapt, to these changes.

Government and legal regulations may damage our Internet business.

There are currently few significant laws or regulations directly applicable to access to or commerce on the Internet. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as the positioning of sponsored listings on search results pages. The adoption of laws or regulations relating to placement of advertisements or user privacy, defamation, or taxation may inhibit the growth in use of the Internet for services such as ours, which in turn could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations. New legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

The waste and recycling industries are subject to extensive government regulation, and existing or future regulations may adversely affect our current or future operations, increase our costs of operations, or require us to make additional capital expenditures.

Stringent government regulations at the federal, state, and local level may have substantial impact on our business, our third-party service providers, and our customers. A large number of complex laws, rules, orders, and interpretations govern environmental protection, health, safety, land use, zoning, transportation, and related matters. Among other things, these regulations may restrict the business of our third-party service providers’ and our customers’ operations and adversely affect our financial condition, results of operations, and cash flows by imposing conditions, such as the following:

•	limitations on siting and constructing new recycling, waste disposal, transfer, or processing facilities or expanding existing facilities;

•	limitations, regulations, or levies on collection and disposal prices, rates, and volumes;

•	limitations or bans on disposal or transportation of out-of-state materials or certain categories of materials; or

•	mandates regarding the disposal of solid waste, including requirements to recycle rather than landfill certain disposables.

Regulations affecting the siting, design, and closure of landfills could require our third-party service providers or customers to undertake investigatory or remedial activities, curtail operations, or close landfills temporarily or permanently. Future changes in these regulations may require our third-party service providers or our customers to modify, supplement, or replace equipment or facilities. The costs of complying with these regulations could be substantial, which may reduce the ability or willingness of our customers to use our services and adversely affect our results of operations.

Environmental advocacy groups and regulatory agencies have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect the operations of enterprises with which we do business. Additionally, certain states are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations. Changing environmental regulations could require us or enterprises with which we do business to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could reduce the ability or willingness of our customers to use our services and adversely affect our results of operations.

Price increases may not be adequate to offset the impact of increased costs and may cause us to lose volume.

From time to time, our competitors may reduce the price of their services in an effort to expand their market share. General economic and market-specific conditions may also limit our ability to raise prices. As a result of these factors, we may be unable to offset increases in costs, improve our operating margins, and obtain returns through price increases.

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our recycling management services.

Our recycling management services currently compete primarily with local recycling companies. The waste materials industry as a whole, however, is dominated by large national players, such as Waste Management and Republic Services. To date, these large companies have concentrated on their traditional business of collecting waste for disposal in their landfills rather than recycling. The strategies of these large companies could change at any time, and we could begin to experience substantially increased competition from them. These companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possesses and that afford them competitive advantages over us. As a result, they are able to devote greater resources to the promotion and sale of services similar to those that we provide, to provide comparable services at lower prices, and to introduce new solutions and respond to customer requirements more quickly than we can.

Our ability to compete in the recycling services market successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing new solutions;

•	our ability to predict the evolving needs of our customers and to convince them to use our services;

•	our ability to meet our customer’s requirements in terms of cost, reliability, speed, and capacity;

•	the quality of our customer services; and

•	service introductions by our competitors.

We may need additional capital.

The development and expansion of our business may require additional funds. In the future, we plan to seek additional equity or debt financing to provide funds for our business and operations and to provide funds for the acquisition of Quest. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our operations or complete the acquisition of Quest. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Equity financings could result in dilution to our stockholders.

The current global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies, may require us to delay, scale back, or eliminate some or all of our operations, which may adversely affect our financial results and ability to operate as a going concern.

We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and key personnel. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse effect on our business. Competition for experienced personnel in our industry is substantial. Our success depends in part on our ability to attract, hire, and retain qualified personnel. Although we maintain non-competition and nondisclosure agreements with certain key personnel, we do not currently have any employment agreements with or key person life insurance covering any of our officers or employees.

Our operating results may experience significant fluctuations.

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	the cyclicality of the markets we serve;

•	the timing and size of orders;

•	the volume of business opportunities relative to our capacity;

•	service introductions and market acceptance of new service offerings;

•	timing of expenses in anticipation of future business;

•	changes in the mix of the services we render;

•	changes in cost and availability of labor and third-party vendors;

•	timely delivery of services to customers;

•	pricing and availability of competitive services;

•	pressures on reducing selling prices;

•	the success in serving new markets;

•	introduction of new technologies into the markets we serve; and

•	changes in economic conditions.

Potential strategic alliances may not achieve their objectives, and the failure to do so could impede our growth.

We anticipate that we will enter into strategic alliances. Among other matters, we explore strategic alliances designed to enhance our service offerings, enlarge our customer base, provide valuable know-how, or take advantage of new methods or technologies. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to expand our existing markets or to enter new markets.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any future acquisitions, we could issue securities that would dilute the percentage ownership of our stockholders, incur substantial debt, or assume contingent liabilities.

Our experience in acquiring other businesses is limited. Potential acquisitions also involve numerous risks, including the following:

•	problems integrating the purchased operations, services, personnel, or technologies with our own;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees and customers of purchased organizations; and

•	risk of impairment charges related to potential write-downs of acquired assets in future acquisitions.

Our acquisition strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. In addition, we may encounter difficulties in integrating the operations of acquired businesses with our own operations or managing acquired businesses profitably without substantial costs, delays or other operational or financial problems.

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy and has impacted levels of consumer and commercial spending. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as advertisers, may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

The members of our board of directors and our executive officers have broad rights.

Our business is operated under the control of our board of directors and officers. Stockholders have no right to take part in the control of our affairs or the day-to-day management or operation of the business. The stockholders are permitted to vote only in a limited number of circumstances. While the members of the board of directors are accountable as fiduciaries and are obligated to exercise duties of due care, loyalty, and full disclosure in handling our affairs, the board of directors is entitled to certain limitations of liability and to indemnity by us. Such indemnity and limitation of liability may limit rights that our stockholders would otherwise have to seek redress against the board of directors. Our executive officers are entitled to similar indemnification and limitation of liability. Our stockholders who have questions concerning the duties of the board of directors to our stockholders should consult their own legal counsel.

Certain conflicts of interest exist within our organization.

Certain members of our board of directors, as holders of our capital stock or lenders to our company, may have conflicts of interest with respect to our company and the stockholders and with respect to the exercise of their voting rights for the shares that they own.

The compensation we pay to our executive officers and employees will likely increase.

We believe that the compensation we have historically paid to our executive officers and certain of our employees is within the lower quartile of compensation paid by companies similar to us. We may increase the compensation payable to our executive officers and employees, which could include both base compensation and cash or equity bonuses and payouts under severance or change in control arrangements. An increase in compensation and bonuses payable to our executive officers and employees could decrease our net income.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Transition Report on Form 10-K, factors that may cause the price of our common stock to fluctuate include the following:

•	limited trading activity in our common stock;

•	actual or anticipated fluctuations in our quarterly or annual financial results;

•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•

the failure of industry or securities analysts to maintain coverage of our company, changes in financial estimates by any industry or securities analysts that follow our company, or our failure to meet such estimates;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our strategic partners, or our competitors;

•	sales, or anticipated sales, of large blocks of our stock;

•	short selling of our common stock by investors;

•	additions or departures of key personnel;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new services or new pricing policies by us or by our competitors;

•	regulatory or political developments;

•	litigation and governmental or regulatory investigations;

•	acquisitions or strategic alliances by us or by our competitors; and

•	general economic, political, and financial market conditions or events.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the price or liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit or paying for settlements or damages. Such a lawsuit could also divert the time and attention of our management from our business.

Future sales of our common stock in the public market by our existing stockholders, or the perception that such sales might occur, could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2012, we had 58,040,230 shares of our common stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below.

In general, under Rule 144 as currently in effect, any person or persons whose shares are aggregated for purposes of Rule 144, who is deemed an affiliate of our company and beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales by affiliates under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions.

Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of our common stock in the public market could adversely affect the market price for our common stock.

As of December 31, 2012, we had outstanding nonqualified stock options to purchase 3,350,115 shares of common stock under our incentive compensation plan and other option agreements. We plan to register for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plan. Shares covered by any such registration statement upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

As of December 31, 2012, we had outstanding warrants to exercise 6,905,576 shares of common stock. While we do not currently plan to register for offer and sale the shares of common stock that are reserved for issuance pursuant to these warrants, such shares may be sold upon compliance with the provisions of Rule 144. The sale of such shares could depress the market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock by us, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We intend to issue additional securities pursuant to our equity incentive plan and may issue equity or convertible securities in the future. To the extent we do so, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

Our directors, executive officers, and principal stockholders have substantial control over us and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control a majority of our outstanding common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions could impair a takeover attempt and adversely affect existing stockholders.

Certain provisions of our articles of incorporation and bylaws and applicable provisions of Nevada law may have the effect of rendering more difficult, delaying, or preventing an acquisition of our company, even when this would be in the best interest of our stockholders.

Our articles of incorporation and bylaws include provisions that provide for the following:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	specify that special meetings of our stockholders can be called only by our board of directors or the chairman of our board of directors;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors; and

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

In addition, we are subject to Section 78.438 of the Nevada General Corporation Law, which generally prohibits a Nevada corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of two years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control of our company, whether or not it is desired by or beneficial to our stockholders. In addition, other provisions of Nevada law may also discourage, delay, or prevent someone from acquiring us or merging with us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. Any provision of our articles of incorporation or bylaws or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If adequate research coverage is not established or maintained on our company or if any of the analysts who may cover us downgrade our stock or publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Since we do not expect to pay any cash dividends for the foreseeable future, our stockholders may be forced to sell their stock in order to obtain a return on their investment.

We have never declared or paid any cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We plan to retain any future earnings to finance our operations and growth plans discussed elsewhere in this Transition Report on Form 10-K. Accordingly, investors must rely on sales of shares of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

In connection with our evaluation of the effectiveness of our internal control over financial reporting for the transition period ended December 31, 2012, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness that we identified is that we did not have adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We remediated this material weakness by retaining a new Chief Financial Officer with public company experience in January 2013. Although we believe we have addressed the previously identified material weakness, the measures we have taken may not be effective, and we may not be able to and maintain effective internal control over financial reporting in the future.

Our reporting obligations as a public company will place a significant strain on our management and our operational and financial resources and systems for the foreseeable future. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business, and negatively impact the trading price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and Internet business headquarters are located in Scottsdale, Arizona, where we lease approximately 11,891 square feet under a lease that expires in March 2017. In Tempe, Arizona, we lease approximately 6,813 square feet of office and warehouse space under a lease, which expires in July 2015. Our recycling management business headquarters are located in Frisco, Texas, where we lease approximately 9,720 square feet under a lease that expires in September 2015.

We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Transition Report on Form 10-K, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) and traded under the symbol “BSFG” from July 16, 2009 until June 2010, traded under the symbol “YCNG” from June 2010 until November 12, 2012, and has traded under the symbol “IRHC” since November 13, 2012. On October 17, 2012, we effected a 1-for-5 reverse split of our common stock. The following table sets forth the high and low sale prices, adjusted for the 1-for-5 reverse split, of our common stock for each quarter for the fiscal years ended June 30, 2012 and 2011 and the transition period ended December 31, 2012 as reported on the OTCBB.

	High	Low
Fiscal Year Ended June 30, 2011
First Quarter	$1.65	$0.05
Second Quarter	$1.85	$0.70
Third Quarter	$3.75	$1.45
Fourth Quarter	$3.50	$0.60
Fiscal Year Ended June 30, 2012
First Quarter	$3.50	$0.80
Second Quarter	$2.60	$0.75
Third Quarter	$3.30	$0.90
Fourth Quarter	$3.85	$1.70
Transition Period Ended December 31, 2012
First Quarter	$3.95	$1.55
Second Quarter	$3.40	$1.35

On March 15, 2013, the closing price per share of our common stock as reported on the OTCBB was $2.88 per share. As of March 15, 2013, there were approximately 262 holders of record of our common stock.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

For equity compensation plan information refer to Item 12 in Part III of this Transition Report on Form 10-K.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold since August 1, 2012 that were not previously reported in our Quarterly Report on Form 10-Q or our Current Reports on Form 8-K:

Convertible Note Issuances

•

During August 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured six months from the date of issuance and was extendable by an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. This note matured in the period subsequent to year end and the holder converted the note and its accrued interest subsequent to year end into 8,460 shares of our common stock.

•

During September 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured six months from the date of issuance and was extendable by an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. This note matured in the period subsequent to year end and the holder converted the note and its accrued interest subsequent to year end into 8,339 shares of our common stock.

•

During September 2012, we issued a $20,000 convertible note to an unrelated, accredit third party in exchange for cash. The note matured six months from the date of issuance and was extendable by an additional 30 days at our discretion. The note bore interest at a rate of 10% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. On December 31, 2012, the holder of this note converted the note and its accrued interest into 16,422 shares of our common stock.

•

During September 2012, we issued a $12,500 convertible note to an unrelated, accredited third party in exchange for cash. The note matured six months from the date of issuance and was extendable by an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. This note matured in the period subsequent to year end and the holder converted the note and its accrued interest subsequent to year end into 10,418 shares of our common stock.

•

During September 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured six months from the date of issuance and was extendable by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Although this note is past its maturity in the period subsequent to year end, the holder is expected to exercise the conversion feature.

Stock Option Issuances

•

From August 1, 2012 to December 31, 2012, we granted to our directors, officers, employees, and consultants stock options to purchase an aggregate of 1,969,000 shares of our common stock under our 2012 Incentive Compensation Plan at a weighted average exercise price of $2.10 per share.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and accompanying notes appearing elsewhere in this Transition Report on Form 10-K. This discussion contains forward-looking statements, based upon our current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this Transition Report on Form 10-K.

Our History

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. Prior to 2010, BSFG was a “shell company” under the rules of the SEC. On March 30, 2010, BSFG (i) closed a transaction to acquire Youchange as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former stockholders of Youchange acquired control of our company. In May 2010, we changed our name to YouChange Holdings Corp. Our fiscal year end was June 30.

On October 17, 2012, immediately prior to closing a merger transaction with Earth911, we filed Amended and Restated Articles of Incorporation to (i) change our name to Infinity Resources Holdings Corp., (ii) increase the shares of common stock authorized for issuance to 100,000,000, (iii) authorize a total of 10,000,000 shares of preferred stock to be designated in series or classes as our board of directors may determine, (iv) effect a 1-for-5 reverse split of our common stock, and (v) divide our board of directors into three classes, as nearly equal in number as possible. On October 17, 2012, we closed the merger transaction (the “Earth911 Merger”) to acquire Earth911 as a wholly owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company. Pursuant to the terms of the merger with Earth911, the Earth911 Shares were exchanged for shares of our common stock at a conversion ratio such that the former stockholders of Earth911 would hold an aggregate of 85% of our issued and outstanding common stock. In addition, all outstanding Earth911 options and warrants were exchanged and converted into options and warrants for the purchase of our common stock. Pursuant to this conversion ratio, we subsequently (i) issued 49,110,123 shares of our common stock in exchange for the Earth911 Shares, (ii) reserved for issuance an aggregate of 1,831,115 shares issuable upon the exercise of the Earth911 options, and (iii) reserved for issuance an aggregate of 8,786,689 shares issuable upon the exercise of the Earth911 warrants. Because the former stockholders of Earth911 acquired more than 50% of our common stock in the Earth911 Merger, the financial statements and fiscal year end of Earth911 became our financial statements and fiscal year end even though we were the surviving corporation. On December 11, 2012, our board of directors approved a change to our fiscal year end from June 30 to December 31.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates only to Earth911 and the operations of Infinity Resources occurring after the Earth911 Merger. Prior to the consummation of the Earth911 Merger, our operating activity was immaterial to our consolidated financial statements and accompanying notes appearing elsewhere in this Transition Report on Form 10-K and has not been included in the discussion below.

For accounting purposes, the Earth911 Merger has been accounted for as a reverse acquisition, with Earth911 as the accounting acquirer. The consolidated financial statements of Infinity Resources included in this Transition Report on Form 10-K represent a continuation of the financial statements of Earth911, with one adjustment, which is to retroactively adjust the legal capital of Earth911 to reflect the legal capital of Infinity Resources. See Note 2 of the notes to consolidated financial statements contained in this Transition Report on Form 10-K.

Our Business

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business and provide consumers and consumer product companies with information and instructions necessary to empower them to recycle or properly dispose of household products and packaging. Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national companies, hospital systems, and universities to have a single point of contact for managing a variety of waste streams and recyclables. Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.

We believe we offer innovative, cost-effective, one-stop management programs for the reuse, recycling, and proper disposal of a wide variety of recyclables and disposals that provide regional and national customers with a single point of contact for managing these materials. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from the fleet, manufacturing, hospital, retailer, and commercial property industries. We currently concentrate on programs for motor oil and automotive recycling, scrap tire recycling, grease and cooking oil recycling, meat rendering, organics recycling, hazardous and non-hazardous waste, regulated medical waste, construction debris, glass, cardboard, paper, metal, solid waste, and general sustainable.

Utilizing what we believe is the nation’s most complete directory of local recycling and proper disposal options for almost every household product and material, we empower consumers by providing them with complete information and instructions about the recycling and disposal of a wide range of household products and materials; offer advertisers the opportunity to target a zero-waste lifestyle audience concerned about sustainability, recycling, and environmentally appropriate disposal; and enable product manufacturers to determine recycling availability for substantiating recycling claims and product design. Consumers can access our directory and instructions for any zip code in the United States through multiple platforms, including the Earth911.com website, our mobile applications for smartphones and tablets, traditional phone lines, social media, branded recycling locators on client platforms and applications, in addition to engaging with our content and media on leading social platforms such as Facebook and Twitter.

Year Ended December 31, 2012 Operating Results

The following table summarizes our operating results for the years ended December 31, 2012 and 2011:

	Year Ended December 31
	2012	2011
Revenues	$1,145,637	$979,833
Cost of Revenue	36,021	—

Gross profit	1,109,616	979,833

Operating expenses:
Selling, general and administrative	6,848,782	5,072,380
Depreciation	68,576	51,472
Loss on sale of assets	406	—
Impairment of goodwill	17,636,569	—

Total operating expenses	24,554,333	5,123,852

Operating loss	(23,444,717)	(4,144,019)

Interest and other expenses	(19,730,262)	(542,904)
Equity in Quest income	1,964,540	2,233,028
Income tax expense (benefit)	941,054	(874,775)

Net loss	($42,151,493)	($1,579,120)

Revenues

Revenues for the year ended December 31, 2012 were $1,145,637, an increase of $165,804, or 16.9%, over revenues of $979,833 for the year ended December 31, 2011. The increase was primarily a result of adding approximately $74,000 of revenue from sales of recycled electronics from Youchange operations subsequent to October 17, 2012, the date of the Earth911 Merger, and increased Earth911 advertising revenues.

Cost of Revenues

Our cost of revenues of $36,021 for the year ended December 31, 2012 is related to the sales of recycled electronics from the operations of Youchange from the date of the Earth911 Merger, which was consummated on October 17, 2012.

Operating Expenses

Overall, our 2012 operating expenses increased over 2011 by $19,430,481, primarily due to the added consolidated expenses from Youchange, the value impairment of goodwill, professional fees related to the merger, platform operating expenses, and increased headcount for management, sales and administration.

Selling, general, and administrative expenses were $6,848,782 and $5,072,380 for the years ended December 31, 2012 and 2011, respectively, or an increase of $1,776,402 primarily due to the addition of Youchange operating expenses of approximately $311,000 and increased stock-based compensation, payroll, consulting fees, rent and hosting fees of approximately $1.1 million. In addition, there was an increase of approximately $355,000 in professional fees for legal and audit substantially related to the Earth911 Merger and the added costs of being a publicly traded company.

We recorded an impairment of our goodwill in the amount of $17,636,569 as of December 31, 2012. The goodwill is related to Youchange and arose as a result of the Earth911 Merger. We performed a qualitative analysis (pursuant to ASC 350-20-35-3C) of the carrying amount of the goodwill as of December 31, 2012, and determined that an impairment of value was indicated. Given our current cash constraints we are not able to commit sufficient resources to further develop the Youchange concept at this point in time. Therefore, we cannot reliably predict when we may attain positive cash flows from the Youchange operations. As such, we have determined that the fair value of the reporting unit is zero at this time, resulting in a full impairment of the goodwill.

Interest and Other Expenses

Interest and other expenses were $19,730,262 in 2012 versus $542,904 in 2011, an increase of $19,187,358. The increase was primarily due to $17,242,526 of financing costs attributed to our Convertible Note that was issued with warrants. Pursuant to ASC 815, the warrants had to be bifurcated and valued separately. Subsequent to the initial valuation of the warrants, we recognized an additional $1,490,812 in loss on the change in the fair value. Finally, interest expense increased approximately $530,000 primarily due to the increased level of debt and the related amortization of the Convertible Note discount. Cash paid for interest increased by approximately $100,000.

Equity in Quest Income

Equity in Quest income for the years ended December 31, 2012 and 2011 was $1,964,540 and $2,233,028, respectively, or a decrease of 12%. Although revenues grew over 7% at Quest, management of Quest and we decided it was prudent to build the infrastructure and make investments for future anticipated growth. The investments totaled over $2 million in expenses primarily for increased sales staff, IT expenditures, and client services. Through our Earth911 subsidiary, we own 50% of Quest.

Net Loss

The net loss for the year ended December 31, 2012 was $42,151,493 compared to a net loss of $1,579,120 for the year ended December 31, 2011. The explanations above detail the majority of the changes related to the net loss on a year-to-year basis.

Loss Per Share

The loss per share on a basic and diluted basis was ($0.74) for the year ended December 31, 2012 versus ($0.03) for the year ended December 31, 2011, and increased for the reasons discussed above. The weighted average number of shares of common stock outstanding increased from 47,485,357 as of December 31, 2011 to 56,988,497 as of December 31, 2012. The increase in the share count was primarily the result of the Earth911 Merger, which was consummated on October 17, 2012.

Our business plan contemplates a rapid expansion of our operations, which may place a significant strain on our management, financial, and other resources. Our ability to manage the challenges associated with any expansion of our business and integration of future acquisitions, if any, will depend upon, among other things, our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, implement technical information and accounting systems, and attract, assimilate, and retain qualified management and other personnel. If we fail to successfully execute our business plan, we may not be profitable in the near future, or ever.

EBITDAS

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, and stock-related non-cash charges (“EBITDAS”) to evaluate our performance. EBITDAS is a non-GAAP measure that we believe can be helpful in assessing our overall performance and considered as an indicator of operating and earnings quality. We suggest that EBITDAS be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP. The following table reflects the EBITDAS for the years ended December 31, 2012 and 2011:

RECONCILIATION OF NET LOSS TO EBITDAS

	Years Ended December 31,
	2012	2011
Net loss	$(42,151,493)	$(1,579,120)

Interest expense	996,924	462,906
Income tax expense (benefit)	941,054	(874,775)
Depreciation	68,576	51,472
Stock-based compensation	1,661,673	1,037,235
Other expense	18,733,338	79,998

EBITDAS	$(19,749,928)	$(822,284)

Liquidity and Capital Resources

As of December 31, 2012, we had $485,728 of cash and cash equivalents and a working capital deficit of $600,294. We will require substantial additional capital to pursue our following goals:

•	Completing the acquisition of the 50% of Quest that we do not currently own;

•	Developing of our mobile strategy;

•	Expanding visitors to the Earth911.com website and increasing advertising and sponsorship revenues;

•	Expanding our customer reach for use of our data on several platforms and expanding our partnerships;

•	Acquiring or developing strategic relationships with recyclers and refurbishment centers;

•	Expanding collection events that are hosted by local businesses, schools, and sports teams; and

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $3,820,068 and $3,127,347 for the years ended December 31, 2012 and 2011, respectively. Cash used in operating activities primarily related to payments for salaries and wages, professional fees, and general and administrative costs. Our operating activities will require additional cash in the future if we are successful in expanding our planned operations.

Cash Flows from Investing Activities

Cash provided from investing activities was $685,106 and $3,317,064, for the years ended December 31, 2012 and 2011, respectively. Cash used in investing activities for the years ended December 31, 2012 and 2011 related to cash used for the purchase of property and equipment. Cash provided from investing activities primarily related to cash distributions from Quest.

Cash Flows from Financing Activities

Cash provided by financing activities was $2,346,672 and $695,344 for the years ended December 31, 2012 and 2011, respectively. Cash provided by financing activities for the year ended December 31, 2012 and for the year ended December 31, 2011 primarily related to proceeds from a senior related party secured convertible note and the sale of common stock. Cash used in financing activities primarily related to financing costs and repayments of notes and capital lease obligations.

Critical Accounting Estimates and Policies

Going Concern

We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund our operating losses until such time, if any, that we are able to achieve and maintain profitability. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Our plans to obtain such resources include (i) obtaining capital from management and significant stockholders sufficient to meet the operating expenses associated with our current business operations and (ii) obtaining funding from outside sources through the sale of our debt and/or equity securities. However, we cannot provide any assurances that we will be successful in securing sufficient capital on satisfactory terms, or at all.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. As such, our independent registered public accounting firm has expressed an uncertainty about our ability to continue as a going concern in the opinion attached to our consolidated financial statements for the year ended December 31, 2012 included elsewhere in this filing.

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of long-lived assets, inventory, deferred financing costs, warrant liability, stock-

based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Upon recognition of an event, as previously described, we use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ the two following methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

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

Stock Options

We estimate fair value of stock options using the Black-Scholes valuation model. Significant level 3 assumptions used in the calculation were determined as follows:

•

Expected term is determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

•

Expected volatility is measured using the historical weekly changes in the market price of our common stock, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term;

•	Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

Forfeitures are based on the history of cancellations of warrants granted by us and our analysis of potential future forfeitures.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2012, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2012 and December 31, 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Recently Issued Accounting Pronouncements

During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, which is currently required for all companies that report goodwill. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. We have adopted this guidance as of December 31, 2012 in the determination of goodwill impairment.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011; however, during December 2011 the FASB issued ASU No. 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of this guidance has not had a material impact on our financial position and results of operations.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012 that are of significance, or potential significance to us.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations. We have no transactions or obligations with related parties that are not disclosed, consolidated into, or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Transition Report on Form 10-K, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective , for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our company not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the audit process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2012, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. We have remediated the previously identified material weakness by retaining a new Chief Financial Officer with public company experience in January 2013 to assure financial reporting compliance in the future.

This Transition Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Transition Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2012, we retained a new Chief Financial Officer with public company experience to remediate the material weakness identified above.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our transition period ended December 31, 2012.

We have adopted a Code of Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. We have also adopted a Code of Ethics for the CEO and Senior Financial Officers. The Code of Conduct and the Code of Ethics for the CEO and Senior Financial Officers is posted on our website at www.infinityresourcesholdingscorp.com.

We will post any amendments to, or waivers from, a provision of the Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Form 10-K/A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Form 10-K/A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Form 10-K/A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the Form 10-K/A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Transition Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of March 15, 2010, among Bluestar Financial Group, Inc., Bluestar Acquisition Corporation, and Youchange, Inc. (1)

2.4	Agreement and Plan of Merger, dated as of May 21, 2012, among YouChange Holdings Corp, YouChange Merger Subsidiary Corp., and Earth911, Inc., including all amendments thereto (2)

2.5	Option Agreement, dated as of January 15, 2013, by and between Earth911, Inc. and Quest Resources Group, LLC (3)

3.1	Amended and Restated Articles of Incorporation of Infinity Resources Holdings Corp. (4)

3.2	Amended and Restated Bylaws of Infinity Resources Holdings Corp. (5)

10.1†	Severance Agreement, dated as of October 17, 2012, by and between Infinity Resources Holdings Corp. and Barry Monheit (6)

10.2†	Severance Agreement, dated as of October 17, 2012, by and between Earth911, Inc. and Corey Lambrecht (7)

10.5(a)†	2012 Incentive Compensation Plan (8)

10.5(b)†	Form of Non-Qualified Stock Option Agreement (9)

10.5(c)†	Form of Incentive Stock Option Agreement (10)

10.5(d)†	Form of Restricted Stock Award Agreement (11)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (12)

10.7	Securities Purchase Agreement, dated March 22, 2012, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the note and warrants issued thereunder (13)

10.8	Allonge to Senior Secured Convertible Note, dated October 10, 2012, by between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (14)

10.9	Second Allonge to Senior Convertible Note, dated March 29, 2013, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (15)

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the signature page of this Transition Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010, and incorporated herein by reference.
(2)	Filed as Annex A to the Registrant’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on August 27, 2012 and as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.
(4)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(5)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(6)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(7)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(8)	Filed as Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(9)	Filed as Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(10)	Filed as Exhibit 10.5(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(11)	Filed as Exhibit 10.5(d) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(12)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(13)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.

(14)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(15)	Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
†	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY RESOURCES HOLDINGS CORP.

Dated: April 15, 2013	By:	/s/ Barry M. Monheit
Barry M. Monheit
President and Chief Executive Officer

INFINITY RESOURCES HOLDINGS CORP.

Dated: April 15, 2013	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Barry M. Monheit and Laurie L. Latham, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry M. Monheit	President and Chief Executive Officer (Principal Executive Officer)	April 15, 2013
Barry M. Monheit

/s/ Laurie L. Latham	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2013
Laurie L. Latham

/s/ Michael F. Golden	Director	April 15, 2013
Michael F. Golden

/s/ Colton R. Melby	Director	April 15, 2013
Colton R. Melby

/s/ Ronald L. Miller, Jr.	Director	April 15, 2013
Ronald L. Miller, Jr.

/s/ Mitchell A. Saltz	Director	April 15, 2013
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	April 15, 2013
I. Marie Wadecki

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

INFINITY RESOURCES HOLDINGS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Infinity Resources Holdings Corp.

We have audited the accompanying consolidated balance sheets of Infinity Resources Holdings Corp. as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Infinity Resources Holdings Corp. as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders’ deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper
Semple, Marchal & Cooper
Certified Public Accountants
Phoenix, Arizona
April 15, 2013

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$485,728	$1,274,018
Accounts receivable, less allowance for doubtful accounts of $7,398 and nil as of December 31, 2012 and 2011, respectively	174,013	75,480
Inventory	4,292	—
Prepaid expenses and other assets	38,019	1,279
Deferred tax asset - current	—	12,300

Total current assets	702,052	1,363,077

Property and equipment, net	156,688	204,778
Intangible assets	128,800	128,800
Investment in Quest Resource Management Group, LLC	4,047,615	2,757,571
Deferred tax asset - non-current	—	920,400
Prepaid income taxes	5,440	89,900
Security deposits and other assets	221,354	110,599

Total assets	$5,261,949	$5,575,125

LIABILITIES, MEZZANINE FINANCING AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$316,597	$287,323
Accrued liabilities	648,153	582,829
Deferred revenue	166,362	244,246
Long term debt and capital lease obligations - current portion	72,128	59,127
Convertible notes payable - short term, net of discount of $33,394 and nil as of December 31, 2012 and 2011, respectively	99,106	—

Total current liabilities	1,302,346	1,173,525

Long term debt and capital lease obligations, less current maturities	—	72,129
Long term convertible debt - related parties	—	6,276,897
Long term senior secured convertible note - related party, net of discount $1,313,897 and nil as of December 31, 2012 and 2011, respectively	686,103	—
Warrant liability	20,233,338	—

Total liabilities	22,221,787	7,522,551

Commitments and contingencies

Mezzanine financing (nil and 687,051 common shares as of December 31, 2012 and 2011, respectively)	—	1,375,933

Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,040,230 and 46,847,631 shares issued and outstanding as of December 31, 2012 and 2011, respectively	58,040	46,848
Additional paid-in capital	30,708,473	2,204,651
Accumulated deficit	(47,726,351)	(5,574,858)

Total stockholders’ deficit	(16,959,838)	(3,323,359)

Total liabilities, mezzanine financing and stockholders’ deficit	$5,261,949	$5,575,125

The accompanying notes are an integral part of these consolidated statements.

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
Revenues	$1,145,637	$979,833

Cost of revenue	36,021	—

Gross profit	1,109,616	979,833

Operating expenses:
Selling, general and administrative	6,848,782	5,072,380
Depreciation	68,576	51,472
Loss on sale of assets	406	—
Impairment of goodwill	17,636,569	—

Total operating expenses	24,554,333	5,123,852

Operating loss	(23,444,717)	(4,144,019)

Other (expense):
Interest expense	(996,924)	(462,906)
Valuation expense - common stock warrants	(1,490,812)	—
Distribution fee- Quest Recycling Group LLC	—	(79,998)
Financing cost for senior convertible note - related party	(17,242,526)	—

Total other expense, net	(19,730,262)	(542,904)

Loss before taxes and equity income	(43,174,979)	(4,686,923)

Equity in Quest Resource Management Group, LLC income	1,964,540	2,233,028

Loss before taxes	(41,210,439)	(2,453,895)

Income tax expense (benefit)	941,054	(874,775)

Net loss	$(42,151,493)	$(1,579,120)

Net loss applicable to common stockholders	$(42,151,493)	$(1,579,120)

Net loss per share
Basic and Diluted	$(0.74)	$(0.03)

Weighted average number of common shares outstanding
Basic and Diluted	56,988,497	47,485,357

The accompanying notes are an integral part of these consolidated statements.

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2010	46,847,631	$46,848	$1,167,416	$(3,995,738)	$(2,781,474)

Stock-based compensation expense	—	—	1,037,235	—	1,037,235
Net loss	—	—	—	(1,579,120)	(1,579,120)

Balance, December 31, 2011	46,847,631	$46,848	$2,204,651	$(5,574,858)	$(3,323,359)

Stock-based compensation expense	—	—	1,661,673	—	1,661,673
Discount senior secured convertible note	—	—	500,000	—	500,000
Related party notes and interest conversions	835,409	835	6,388,207	—	6,389,042
Deferred compensation converted to stock	110,490	111	259,889	—	260,000
Mezzanine financing reclassified to equity	687,051	687	1,375,246	—	1,375,933
Rights offering, net of financing costs	491,430	491	413,809	—	414,300
Common stock issued for loan fees	138,112	138	116,862	—	117,000
Shares issued to effect reverse merger	8,666,488	8,666	17,324,309	—	17,332,975
Common stock issued for services	108,083	108	248,917	—	249,025
Note conversions and discounts	155,536	156	214,910	—	215,066
Net loss	—	—	—	(42,151,493)	(42,151,493)

Balance, December 31, 2012	58,040,230	$58,040	$30,708,473	$(47,726,351)	$(16,959,838)

The accompanying notes are an integral part of these consolidated statements.

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(42,151,493)	$(1,579,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	68,576	51,472
Amortization of debt discount and deferred financing costs	754,396	—
Loss on sale of assets	406	—
Equity in Quest Resource Management Group, LLC income	(1,964,540)	(2,233,028)
Deferred income taxes	932,700	(838,300)
Provision (benefit) for doubtful accounts	7,398	(31,863)
Stock-based compensation	1,904,698	1,037,235
Valuation expense common stock warrants	1,490,812	—
Financing costs for senior convertible note - related party	17,242,526	—
Impairment of goodwill	17,636,569	—
Changes in operating assets and liabilities:
Accounts receivable	(105,932)	224,213
Inventory	123	—
Prepaid expenses and other assets	(26,238)	39,804
Prepaid income tax	84,460	(89,900)
Security deposits and other assets	3,684	(110,599)
Accounts payable	(26,160)	15,308
Accrued liabilities	293,686	30,741
Deferred revenue	(77,884)	32,880
Income tax payable	—	(126,000)
Accrued interest - related parties	112,145	449,810

Net cash used in operating activities	(3,820,068)	(3,127,347)

Cash flows from investing activities:
Purchase of property and equipment	(14,760)	(51,522)
Proceeds from sale of property and equipment	100	—
Proceeds from reverse merger with YouChange	25,269
Distributions received from Quest Resource Management Group, LLC	674,497	3,368,586

Net cash provided by investing activities	685,106	3,317,064

Cash flows from financing activities:
Proceeds from senior related party secured convertible note	2,000,000	—
Repayments of notes payable	(3,333)	(40,000)
Repayments capital lease obligations	(55,795)	(26,564)
Proceeds from sale of common stock	416,300	863,656
Financing costs	(10,500)	(101,748)

Net cash provided by financing activities	2,346,672	695,344

Net increase (decrease) in cash and cash equivalents	(788,290)	885,061
Cash and cash equivalents at beginning of period	1,274,018	388,957

Cash and cash equivalents at end of period	$485,728	$1,274,018

Supplemental cash flow information:
Cash paid for interest	$114,266	$13,201
Cash paid for income taxes	$—	$89,525
Supplemental non-cash flow activities:
Common stock issued for deferred compensation	$260,000	$—
Common stock issued for conversion of related party debt, including accrued interest	$6,389,042	$—
Common stock issued for conversion of notes payable, including accrued interest	$187,466	$—
Common stock issued for services and loan fees	$366,025	$—
Common stock warrant liability and revaluations	$20,233,338	$—
Mezzanine financing reclassified to additional paid in capital	$1,375,933	$—
Discount to senior convertible note-related party	$2,000,000	$—

The accompanying notes are an integral part of these consolidated statements.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements

1. The Company and Description of Business and Future Liquidity Needs

The accompanying consolidated financial statements include the accounts of Infinity Resources Holdings Corp. and its subsidiaries, Earth911, Inc. (“Earth911”) and Youchange, Inc. (“Youchange”) along with the 50% ownership interest in Quest Resource Management Group, LLC (“Quest”), (collectively, “Infinity,” the “Company,” “we,” “us,” or “our”).

Operations – We are an environmental solutions company that serves as a single-source provider of recycling and environmental program services and information. We offer innovative, cost-effective, one-stop reuse, recycling, and waste disposal management programs designed to provide regional and national customers with a single point of contact for managing a variety of recyclables and disposables. We also own the Earth911.com website, offering original online environmental related content about reuse, recycling, and disposal of waste and recyclables, and we own a comprehensive online database of local recycling and proper disposal options. We also offer advertisers the opportunity to target an audience interested in environmental sustainability, recycling, and responsible disposition of waste products. We license customized logos and internet addresses to manufacturers to place on their products, which provide their customers with information about conveniently situated recycling locations and the proper disposal of various products.

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. (“BSFG”). Prior to 2010, BSFG was a “shell company” under the rules of the Securities and Exchange Commission (the “SEC”). On March 30, 2010, BSFG (i) closed a transaction to acquire Youchange as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former stockholders of Youchange acquired control of our company. In May 2010, we changed our name to YouChange Holdings Corp.

On October 17, 2012, immediately prior to closing a merger transaction with Earth911, we filed Amended and Restated Articles of Incorporation to (i) change our name to Infinity Resources Holdings Corp., (ii) increase the shares of common stock authorized for issuance to 100,000,000, (iii) authorize a total of 10,000,000 shares of preferred stock to be designated in series or classes as our board of directors may determine, (iv) effect a 1-for-5 reverse split of our common stock, and (v) divide our board of directors into three classes, as nearly equal in number as possible. On October 17, 2012, we closed the merger transaction (the “Earth911 Merger”) to acquire Earth911 as a wholly owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company. Pursuant to the terms of the merger with Earth911, all outstanding common stock of Earth911 (the “Earth911 Shares”) was exchanged for shares of our common stock at a conversion ratio such that the former stockholders of Earth911 would hold an aggregate of 85% of our issued and outstanding common stock. In addition, all outstanding Earth911 options and warrants were exchanged and converted into options and warrants for the purchase of our common stock. Pursuant to this conversion ratio, we subsequently (i) issued 49,110,123 shares of our common stock in exchange for the Earth911 Shares, (ii) reserved for issuance an aggregate of 1,831,115 shares issuable upon the exercise of the Earth911 options, and (iii) reserved for issuance an aggregate of 8,786,689 shares issuable upon the exercise of the Earth911 warrants. On December 11, 2012, our board of directors approved a change to our fiscal year end from June 30 to December 31.

Effect of Merger – Pursuant to the terms of the merger agreement, pursuant to which we acquired Earth911, the stockholders of Earth911 exchanged their common stock for 85% of the common stock of the post-merger entity. Therefore, the merger for accounting purposes is considered a reverse merger, with Earth911 treated as the accounting acquirer.

Going Concern - During the year ended December 31, 2012, we incurred a net loss of $42,151,493 and used cash in operations of $3,820,068. At December 31, 2012, we had negative working capital of $600,294 and cash and cash equivalents of $485,728. As such, our independent registered public accounting firm has expressed an uncertainty about our ability to continue as a going concern in its opinion attached to our consolidated financial statements for the year ended December 31, 2012. We plan to seek to obtain additional working capital by increasing sales, maintaining efficient operating expenses, borrowing on a related party note, receiving distributions from Quest, and through other initiatives. We may require additional working capital to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, and for potential acquisition transactions. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell portions of our business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to our results of operations and financial position. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation and Reclassifications

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements include the operating activity of Infinity and its subsidiaries, for the years ended December 31, 2012 and 2011, as well as the equity method accounting for its investment in Quest. The Earth911 Merger was deemed to be a reverse acquisition, with Earth911 as the accounting acquirer. As such, the operating activity of Infinity (p/k/n YouChange Holdings Corp.) is consolidated in these consolidated financial statements from the date of the merger, October 17, 2012 to December 31, 2012. The operating activities for Infinity’s Earth911 subsidiary and the investment in Quest, is included for years ended December 31, 2012 and 2011. Quest is deemed to be a separate operating unit from Infinity and as such, there are no intercompany transactions that require elimination at this time. All other intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

As both Earth911 and Youchange are deemed to be operating as ecology based green service companies, no segment reporting was deemed necessary.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Significant estimates are used when accounting for the collectability of accounts receivable, depreciable lives of fixed assets, accruals, contingencies, assumptions used in the valuation and recognition of share-based payments and warrant liability, the realization of goodwill and intangible assets, deferred tax assets, the equity method investment in Quest, and the application of accounting for the senior secured convertible note, all of which are discussed in their respective notes to the consolidated financial statements.

Revenue Recognition

Revenue Recognition – We recognize revenue only when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the fee for the arrangement is fixed or determinable; and

•	collectability is reasonably assured.

Persuasive Evidence of an Arrangement – We document all terms of an arrangement in a quote signed or confirmed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed – We perform all services or deliver all products prior to recognizing revenue. Services are considered to be performed when the services are complete.

The Fee for the Arrangement is Fixed or Determinable – Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the quote or accepted customer purchase order.

Collectability Is Reasonably Assured – We assess collectability on a customer by customer basis based on criteria outlined by management.

The revenues reported in 2012 and 2011 are derived primarily from the operations of Earth911 and represent licensing rights. These revenues are recognized ratably over the term of the license. Some revenues are derived from advertising contracts, which are also recognized ratably, over the term that the advertisement appears on our website. Revenues are not recognized until such time as persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

Cash and Cash Equivalents

We consider all highly liquid instruments with a remaining maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

We follow the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. Our trade accounts receivable are primarily due from our customers. Credit is extended based on evaluation of each customer’s financial condition and are generally unsecured. Accounts receivable are typically due within 30 days and are stated net of an allowance for doubtful accounts. Accounts are considered past due if outstanding longer than contractual payment terms. We record an allowance on a specific basis by considering a number of factors, including the length of time trade accounts are past due, our previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection methods have been exhausted. Payments subsequently received on such receivables are credited against charge-offs in the period the payment is received.

As of December 31, 2012 and 2011, an allowance of $7,398 and nil, respectively, had been established for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivables only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2012 and 2011 were as follows:

	Years ended December 31,
	2012	2011
Beginning balance	$—	$31,863
Bad debt expense (recoveries)	7,398	—
Uncollectible accounts written off	—	(31,863)

Ending balance	$7,398	$—

Inventories

Inventories consist of used consumer electronics and computer devices and are stated at the lower of cost (average cost method which approximates first-in, first-out) or market. Cost is determined based on our estimate of the “collection” value of each item, which is what we then pay the supplier. We establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory and current and expected market conditions. We record provisions for inventory obsolescence as part of cost of products sold. Inventories are presented net of allowances relating to the above provisions, however, as of December 31, 2012 and 2011, no provisions were deemed to be necessary.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities,

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities,

Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimate of assumptions that market participants would use in pricing the asset or liability.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

Fair value accounting has been applied to the valuation of stock-based compensation, warrants issued, and the impairment measurement of goodwill. The valuation methodologies and inputs used are discussed in the respective footnotes.

Stock Options - We estimate fair value of stock options using the Black-Scholes valuation model. Significant level 3 assumptions used in the calculation were determined as follows:

•

Expected term is determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

•

Expected volatility is measured using the historical changes in the market price of our common stock, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term;

•	Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of warrants granted by us and our analysis of potential future forfeitures.

Warrants- We estimate fair value of the warrant liability using Level 3 inputs for the initial valuation of the warrants using the Black-Scholes valuation model. The Level 1 and 2 inputs utilized the March 29, 2013 cashless exercise value calculated from the exercise of all warrants that were exercisable on that date and the quoted common stock market price. See Note 7.

Goodwill - The fair value of the reporting unit used in the goodwill impairment analysis performed in the current year was determined in contemplation of suspension of funding of future development activities of the reporting unit and anticipated continuing negative cash flows from operations for the unit. These were determined to be level 3 inputs.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life or the remaining term of the related leases. Expenditures for repairs and maintenance are charged to operations as incurred; renewals and betterments are capitalized when they occur. Gains and losses on the disposition of property and equipment are recorded in the period incurred. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $68,576 and $51,472, respectively.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Computer equipment	3 to 5 years
Office furniture and equipment	5 to 7 years
Leasehold improvements	5 to 7 years

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset.

Intangible Assets

Legal fees and similar capitalizable costs relating to patents, copyrights, and trademarks are capitalized as appropriate. As of December 31, 2012 and 2011, our intangible assets consisted of indefinite lived intangibles relative to the Earth911 trademark of $128,800, which were not amortized. We review the carrying amounts of indefinite lived intangible assets at least annually in our fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired. These events or circumstances may include, but are not limited to (i) a significant decrease in the market value of an asset; (ii) a significant adverse change in the extent or manner in which an asset is used; or (iii) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

Impairment of Long-Lived Assets

Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale, if any, are carried at the lower of carrying amount or fair value less selling costs. No impairment charges were recognized during 2012 and 2011.

Goodwill

Goodwill is not amortized; however we annually evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test as of December 31, 2012 and 2011. Our’s test of goodwill by assessing the qualitative factors requires judgment in evaluating economic conditions, industry and market conditions, cost factors and entity-specific events, including overall financial performance. After evaluating these qualitative factors as of December 31, 2012 and 2011, the fair value was determined to not exceed the carrying value of the assets resulting in an impairment loss in 2012. Subsequent increases in goodwill value are not recognized in the consolidated financial statements. See Note 16 regarding the $17,636,569 impairment of goodwill recognized during 2012. No goodwill impairment was recorded as of December 31, 2011.

Taxes Collected From Customers and Remitted To Government Authorities

Taxes collected from customers and remitted to governmental authorities are presented in the accompanying statements of operations on a net basis.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to our reverse acquisition of Earth911. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2012 and 2011 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes (see Note 14), and total 17,270,346 shares at December 31, 2012, and 1,381,115 shares at December 31, 2011.

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents and trade accounts receivable. We invest our cash and cash equivalents with commercial banks in Arizona. Cash and cash equivalents are at risk to the extent that they exceed the Federal Deposit Insurance Corporation (“FDIC”) insured level per institution for interest bearing accounts. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were at FDIC insured institutions through December 31, 2012 and were fully insured due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

We sell our products and services primarily to consumers, advertisers and businesses without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. The following table discloses the number of customers that accounted for more than 10% of our annual revenues and related receivable balances:

	Customers Exceeding 10%
	of Revenues
Year	Number of Customers	Revenues Combined Percent	Accounts Receivable Combined Percent
2012	—	0%	0%
2011	2	20%	30%

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

The following table discloses the number of customers that accounted for more than 10% of Quest’s annual revenues and receivable their related receivable balances:

	Customers Exceeding 10% of Revenues
Year	Number of Customers	Revenues Combined Percent	Accounts Receivable Combined Percent
2012	1	89%	71%
2011	1	94%	82%

We believe we have no significant credit risk in excess of recorded reserves.

Investment in Quest

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors including among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within our balance sheet and statement of operations; however, our share of earnings or losses of the investee company is reflected in the caption “Equity in Quest Resource Management Group, LLC income” in our statement of operations. Our carrying value in an equity method investee company is reflected in the caption “Investment in Quest Resources Management Group, LLC” in our balance sheets.

We consider whether the fair value of our investment in Quest has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If there is a decline in the fair value below the carrying value of this investment, we will recognize an impairment charge for such difference. We performed an annual impairment analysis as of December 31, 2012 and 2011, resulting in no impairment losses, as we determined the fair value exceeded the carrying value of the assets. We will continue to evaluate our investment for potential impairment based upon any changes to Quest’s operations or its operating business environment. No impairment charges were recognized for our investment in Quest for the years ended December 31, 2012 and 2011.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce a deferred tax asset to the amount expected to be realized. We assess our ability to realize deferred tax assets based on current earnings performance and on projections of future taxable income in the relevant tax jurisdictions. These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation. Our estimates of future taxable income are reviewed annually. All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Our income tax returns are subject to adjustment under audit for approximately the last three years.

If we are required to pay interest on the underpayment of income taxes, we recognize interest expense in the first period the interest becomes due according to the provisions of the relevant tax law.

If we are subject to payment of penalties, we recognize an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when we change our judgment about meeting minimum statutory thresholds related to the initial position taken.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

Advertising

Our advertising costs are charged to expense when incurred. During the years ended December 31, 2012 and 2011, advertising expense totaled $108,590 and $14,370, respectively.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are expensed based on their estimated fair values at grant date, in accordance with ASC 718. Compensation expense for stock options is recorded over the vesting period using the estimated fair value on the date of grant, as calculated using the Black-Scholes model. We classify all share-based awards as equity instruments and recognize the vesting of the awards ratably over their respective terms. See Note 13 for a description of our share-based compensation plan and information related to awards granted under the plan.

Reverse Acquisition

We have accounted for the reverse acquisition discussed above in accordance with ASC 805-40 (Reverse Acquisitions). The 8,666,488 shares (post-split) of Infinity outstanding immediately prior to the reverse acquisition represent the consideration transferred for the Earth 911 Merger.

3. Inventories

As of December 31, 2012, finished goods inventories were $4,292 and consisted of used consumer electronics and computer devices with no reserve for inventory obsolescence. As of December 31, 2011, we had no finished goods inventories.

4. Property and Equipment

At December 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	As of December 31,
	2012	2011
Computer equipment	$157,305	$145,189
Office furniture and equipment	209,026	199,374
Leasehold improvements	6,261	6,261

	372,592	350,824
Less: accumulated depreciation	(215,904)	(146,046)

	$156,688	$204,778

We lease certain furniture and fixtures under agreements that are classified as capital leases. The cost of equipment under these capital leases was $187,357 at December 31, 2012 and December 31, 2011 and is included in the consolidated financial statements as property and equipment. Accumulated depreciation of the leased equipment at December 31, 2012 and December 31, 2011 was $85,326 and $48,865, respectively. Interest expense in the amount of approximately $16,200 is expected to be recognized over the remainder of the lease term.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2012	2011
Compensation	$191,393	$433,821
Deferred rent obligation	138,926	101,608
Professional fees	302,818	46,000
Accrued interest and other	15,016	1,400

	$648,153	$582,829

In June 2012, deferred compensation of $260,000 was converted into 110,490 shares of our common stock at $2.35 per share.

6. Convertible Notes Payable

The activity from the date of the merger, October 17, 2012 to December 31, 2012 for convertible notes payable related to Youchange is summarized below. During that period ending December 31, 2012, $142,218 of principal and $7,747 of interest was converted into 118,035 shares of common stock. As of December 31, 2012, the outstanding convertible notes payable and associated accrued interest described below were convertible into a total of approximately 108,680 common shares. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

The following convertible notes payable were outstanding as of December 31, 2012:

	As of December 31,
	2012	2011
Convertible note payable to unrelated parties, issuance date of October 2011	$10,000	$—
Convertible note payable to unrelated parties, issuance date of April 2012	5,000	—
Convertible note payable to unrelated parties, issuance date of August 2012	10,000	—
Convertible note payable to unrelated parties, issuance date of September 2012	10,000	—
Convertible note payable to unrelated parties, issuance date of September 2012	12,500	—
Convertible note payable to unrelated parties, issuance date of September 2012	25,000	—
Convertible note payable to unrelated parties, issuance date of October 2012	25,000	—
Convertible note payable to unrelated parties, issuance date of October 2012	10,000	—
Convertible note payable to unrelated parties, issuance date of October 2012	25,000	—

Total convertible notes payable - short term	132,500	—
Less: unamortized discounts due to beneficial conversions features	(33,394)	—

Total convertible notes payable - short term, net of discounts	$99,106	$—

Further details for the outstanding notes payable are as follows:

•

During October 2011, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured three months from the date of issuance and was extended by an additional 30 days. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note. Although this note was past its maturity as of December 31, 2012, the holder converted the note and its accrued interest subsequent to year end into 9,278 shares of common stock.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

•

During April 2012, we issued a $5,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured six months from the date of issuance and was extended by an additional 30 days. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.75 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,712 for this convertible note. Although this note was past its maturity as of December 31, 2012, the holder converted the note and its accrued interest subsequent to year end into 3,130 shares of common stock.

•

During August 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $6,400 for this convertible note. This note matured in the period subsequent to year end and the holder converted the note and its accrued interest subsequent to year end into 8,460 shares of common stock.

•

During September 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $8,600 for this convertible note. This note matured in the period subsequent to year end and the holder converted the note and its accrued interest subsequent to year end into 8,339 shares of common stock.

•

During September 2012, we issued a $12,500 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $10,750 for this convertible note. This note matured in the period subsequent to year end and the holder converted the note and its accrued interest subsequent to year end into 10,418 shares of common stock.

•

During September 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $17,500 for this convertible note. Although this note is past its maturity in the period subsequent to year end, the holder is expected to exercise the conversion feature.

•

During October 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $11,000 for this convertible note.

•

During October 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,400 for this convertible note. Subsequent to December 31, 2012, the holder converted the note and its accrued interest into 8,292 shares of common stock.

•

During October 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $13,000 for this convertible note.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

7. Long Term Debt and Capital Lease Obligations

At December 31, 2012 and December 31, 2011, total debt outstanding consisted of the following:

	As of December 31,
	2012	2011
Three convertible notes payable to related parties, principal plus accrued interest due July 2013, interest and repayment provisions discussed further below	$—	$6,276,897

Senior secured convertible notes payable to a related party, 9% interest due monthly in arrears, due October 2014, repayment provisions discussed further below (Net of discount of $1,313,897 at December 31, 2012)	686,103	—

Capital lease obligations, imputed interest at 43.0% to 46.0%, with monthly payments of $8,540 through December 2013, secured by office furniture and fixtures	72,128	127,923

Note payable with monthly payments of $3,333 through January 2012	—	3,333

Total	758,231	6,408,153
Less: current maturities	(72,128)	(59,127)

Long-term portion	$686,103	$6,349,026

The three convertible notes payable to related parties in the above table had an annual stated interest rate of 9.0% and were modified as of October 1, 2010 to include a conversion feature to convert the notes into common stock at $0.72 per share. The addition of this substantive conversion feature was recognized in 2010 as an extinguishment, which resulted in a $3,955,644 debt extinguishment charge for the recognition of the convertible notes at fair value, which was based on the underlying shares the notes were convertible into. Following this modification, we have accrued interest at a rate representative of the fair value of the underlying shares the interest is convertible into, or 29.25%. In March 2012, the holders of the three convertible related party notes elected to convert to common stock. This conversion was later modified in June 2012 so that the notes were converted at a rate of $2.35 per share for 835,409 total shares.

On March 22, 2012, Earth 911, Inc., a Delaware corporation and our wholly owned subsidiary (“Earth 911”), entered into a Securities Purchase Agreement with Stockbridge Enterprises, L.P., a related party (“Stockbridge”), pursuant to which Earth 911 issued a senior secured convertible note (the “Convertible Note”) and an initial four warrants to Stockbridge. The Convertible Note is secured by all the assets of Earth 911. On each of October 10, 2012 and March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge (the “Allonge” and the “Second Allonge”). The Convertible Note and warrants have also been adjusted for the merger in October 2012. See Note 17 regarding the Second Allonge.

The amended Convertible Note provides for up to $3,000,000 principal with a maturity date of October 1, 2015, which may be extended under certain circumstances. The annual interest rate was adjusted in October 2012 to 9.0% from the original 6.0%, and is due monthly in arrears. Reflecting the adjustment for the reverse merger, the Convertible Note is convertible into our shares of our common stock at $0.362 per share prior to the maturity date and $0.181 per common share after the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the conversion price in effect immediately prior to such issue or sale (the “Fixed Conversion Price”). As a result of the merger, our common stock is listed on a United States exchange (a “Triggering Event”), therefore the conversion price is the lower of the Fixed Conversion Price or the average closing bid price during the ten trading days immediately preceding the conversion date. In the event that Earth 911 or any of its subsidiaries or affiliated companies closes a financing or funding transaction exceeding $100,000, at the election of Stockbridge, certain percentages of the proceeds of such transaction shall be applied to redeem the outstanding principal amounts of the Convertible Note.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

In connection with the Convertible Note we issued five-year warrants that were subsequently adjusted for the merger and consist of the following:

(i)	a warrant issued March 2012 to acquire up to 1,381,115 shares of our common stock, exercisable immediately upon executing of the Convertible Note (“Warrant 1-1”);

(ii)	three contingent warrants issued March 2012 exercisable only in the event that all outstanding principal and accrued interest on the Convertible Note is not paid in full at such dates as follows: a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of forty-two (42) months after the issuance date of the warrant (“Warrant 1-2”); a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of forty-five (45) months after the issuance date of the warrant (“Warrant 1-3”); and a warrant to acquire up to 690,557 shares of our common stock, exercisable at the conclusion of forty-eight (48) months after the issuance date of the warrant (“Warrant 1-4”); and

(iii)	a warrant issued October 2012 upon execution of the Allonge to acquire up to 5,524,461 shares of our common stock and exercisable immediately (“Warrant 1-5”).

Warrant 1-1 is exercisable at $0.37 per share of common stock, and as of any exercise date following the Triggering Event, the lower of the $0.37 exercise price or the average closing bid price during the ten trading days immediately preceding the exercise date. Warrant 1-5 is exercisable at $0.37 per share of common stock, and as of any exercise date following the Triggering Event, the lower of the $0.37 exercise price or the average closing bid price during the ten trading days immediately preceding the exercise date.

Warrant 1-1 and Warrant 1-5 were exercised in March 2013 as part of the Second Allonge using a cashless exercise formula. In addition, a new warrant was issued upon the signing of the Second Allonge to acquire up to 500,000 shares of our common stock, exercisable immediately upon execution of the amendment (“Warrant 1-6”) under the same exercise price and terms as Warrant 1-5. Warrant 1-6 was also exercised in March 2013. See Note 17 for further discussion.

If the contingent Warrant 1-2, Warrant 1-3 and Warrant 1-4 become exercisable, the exercise price would be $0.37 per share of common stock, and due to the Triggering Event, the lower of the $0.37 exercise price or the average closing bid price during the ten trading days immediately preceding the exercise date. The exercise price for all of the warrants is also subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the exercise price in effect immediately prior to such issue or sale.

In connection with the issuance of the Convertible Note, Warrant 1-1 and Warrant 1-5 were initially valued and accounted for as a warrant liability of $18,742,526 and allocated as a discount to the Convertible Note of $1,500,000 with the remainder of $17,242,526 expensed as a financing cost. As of December 31, 2012, the warrants were valued at $20,233,338 increasing the warrant liability by $1,490,812 and recording a valuation loss of $1,490,812. See Note 10 regarding the valuations of the warrant liability. The Convertible Note increased by another $500,000 draw, which was accounted for as an additional discount and an adjustment to additional paid-in-capital. The Convertible Note discount total of $2,000,000, which is equal to the amount of the funds drawn on the Convertible Note as of December 31, 2012, is being amortized to interest expense over the life of the Convertible Note beginning March 22, 2012. As of December 31, 2012, the unamortized portion of the debt discount was $1,313,897. The amount of interest expense related to the amortization of the discount on the Convertible Note for the period ended December 31, 2012 was $686,103.

The following table summarizes future maturities of debt and capital lease obligations, as amended, as of December 31, 2012:

Year Ending December 31,	Amount
2013	$72,128
2014	—
2015	2,000,000

Subtotal (assuming repayment in cash)	2,072,128
Less discount on Convertible Note	(1,313,897)
Less current maturities	(72,128)

Total	$686,103

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

8. Investment in Quest Resource Management Group, LLC

We hold a 50% ownership interest in Quest which was acquired on August 21, 2008. The financial condition and operating results of Quest for the relevant periods are presented below:

	Years ended December 31,
	2012	2011
Condensed operating statement information:
Net sales	$130,621,675	$121,888,280
Gross margin	12,934,339	11,430,986
Income from operations	4,005,383	4,904,646
Net income	3,929,080	4,197,360
Company’s equity method income allocation	1,964,540	2,233,028

	As of December 31,
	2012	2011
Condensed balance sheet information:
Current assets	$20,718,638	$24,916,207
Long-term assets	2,118,295	1,885,098

Total Assets	$22,836,933	$26,801,305

Current liabilities	$17,925,175	$24,067,022
Long-term liabilities	—	—
Equity	4,911,758	2,734,283

Total liabilities and members’ equity	$22,836,933	$26,801,305

9. Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. In our opinion, realization of our net operating loss carry forward is not reasonably assured as of December 31, 2012, and a valuation allowance of $2,433,000 has been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. The components of net deferred taxes are as follows:

	As of December 31,
	2012	2011
Deferred tax assets (liabilities):
Net operating loss	1,029,000	332,900
Stock-based compensation	1,177,000	414,900
Accrued interest expense	155,000	134,300
Allowance for doubtful accounts	22,000	12,300
Deferred lease liability	50,000	38,300

Total deferred tax assets	2,433,000	932,700
Less: valuation allowance	(2,433,000)	—

Net deferred taxes	$—	$932,700

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	Year Ended December 31,
	2012	2011
U.S. federal statutory rate applied to pretax income	$(11,713,000)	$(834,000)
Permanent differences	10,344,000	106,000
State taxes and other	(123,000)	(147,000)
Change in valuation allowance	2,433,000	—

	$941,000	$(875,000)

At December 31, 2012 we had federal income tax net operating loss carryforwards of approximately $2,600,000, which expire at various dates beginning in 2031. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss.

As of December 31, 2012, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2012. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense.

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. Tax positions include, but are not limited to, the following:

•	an allocation or shift of income between taxing jurisdictions;

•	the characterization of income or a decision to exclude reportable taxable income in a tax return; or

•	a decision to classify a transaction, entity or other position in a tax return as tax exempt.

We are potentially subject to tax audits for United States federal and Arizona state tax returns for tax years ended 2012 to 2010. Tax audits by their very nature are often complex and can require several years to complete. Prior to July 13, 2010, as a limited liability company, we were not a tax paying entity for federal and state income tax purposes. Accordingly, our taxable income or loss was allocated to our members in accordance with their respective percentage ownership.

10. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, notes payable and warrant liability. We do not believe that we are exposed to significant interest, currency or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximates their carrying values using level 3 inputs, based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of financial instruments are reported in other income (expense).

Our initial warrant valuation was measured at fair value by applying the Black-Scholes option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes option valuation for the warrants are as follows: volatility of 66%; risk free interest rate of 1%, expected term of 5 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $2.56 per warrant. The risk free interest rate is based on United States Treasury rates with maturity dates approximating the expected term of the warrants. At the time of the initial warrant valuation we were a private company and common stock transactions were too infrequent, therefore we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry we operate.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

The year-end valuations were measured at fair value by utilizing the quoted market price for our common stock and the valuation for the cash-less exercise of Warrant 1-1 and Warrant 1-5 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction shortly after year end and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of December 31, 2012. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase 6,905,576 shares at $0.37 per share of common stock, Warrant 1-1 and Warrant 1-5 had a net number value, as described in Note 17, of $20,233,338. See Note 17 regarding the exercise of these warrants.

The following table summarizes the warranty liability valuation for the twelve months ended December 31, 2012:

Description	Fair Value Measurements Warrant Liability
Beginning balance, December 31, 2011	$—
Issuances (Level 3)	18,742,526
Total (gains) or losses (Level 1 and 2)	1,490,812

Ending balance, December 31, 2012	$20,233,338

11. Commitments and Contingencies

We lease corporate office space in Scottsdale, Arizona under a 66 month, non-cancelable operating lease. The lease expires in March 2017 and provides for a renewal option of 60 months. In addition, we lease office and warehouse space in Tempe, Arizona under a 39 month, non-cancellable operating lease, which expires in July 2015. Lease expense totaled $287,806 and $184,872 for the years ended December 31, 2012 and 2011, respectively. The following is a schedule, by year, of future minimum rental payments required under the operating lease agreement as of December 31, 2012:

Year Ended December 31,	Amount
2013	$301,396
2014	315,517
2015	305,320
2016	286,870
2017	72,832

$1,281,935

Our operating lease agreement contains a provision that abate rent payments for a period of five months. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is charged to accrued liabilities in the accompanying balance sheets.

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2012.

12. Mezzanine Financing

During October 2010, a $0.72 conversion feature was added to three related party notes payable more fully described in Note 7. The three related party notes payable were originally funded from January through December 2009 and the conversion feature was understood to have been part of the notes; however, when the notes were formalized, this conversion feature was omitted in error. Because this error was discovered in September 2010, the notes were amended to include the $0.72 conversion feature. This conversion feature was not disclosed in the private placement and we determined to present the issuance of the 687,000 shares of our common stock from the private placement as mezzanine financing on the accompanying December 31, 2011 balance sheet.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

During June 2012, the note holders agreed to modify the conversion price of the notes to $2.35 per share of common stock from $0.72 per share of common stock and the notes were converted. As a result of this modification, we have reclassified the proceeds and the common stock from this private placement from mezzanine financing to permanent equity at the time of the modification in June 2012.

13. Stockholders’ Equity

Preferred Stock - Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $.001, of which no shares have been issued or outstanding.

Common Stock - Our authorized common stock consists of 100,000,000 shares of common stock with a par value of $.001 with 58,040,230 and 46,847,631 issued and outstanding as of December 31, 2012 and 2011, respectively.

During 2012, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Related party notes conversions (See Note 7)	835,409	$6,389,042
Deferred compensation converted to stock	110,490	260,000
Mezzanine financing reclassified to equity (See Note 7 and 12)	687,051	1,375,933
Rights offering	491,430	414,300
Common stock issued for loan fees	138,112	117,000
Shares issued to effect reverse merger	8,666,488	17,332,975
Common stock issued for services	108,083	249,025
Note conversions and discounts (see Note 6)	155,536	215,066

	11,192,599	$26,353,341

•	Deferred Compensation - In June 2012, deferred compensation of $260,000 was converted into 110,490 shares of our common stock at $2.35 per share.

•

Rights Offering and Subscription Agreement– In August 2012, the Board of Directors approved a rights offering for up to 2,500,000 shares of our common stock to all of our accredited stockholders, officers and directors, employees, certain persons with whom we have relationships, and any others who had expressed an interest in purchasing our shares. The price of the shares was the lesser of (i) $2.00 per share or (ii) 60% of the average closing price of YouChange common stock for the ten days prior to closing of the merger with YouChange times 5 to reflect the 1-for-5 reverse split of YouChange common stock that occurred immediately prior to the closing of the merger. Prior to the merger, we received subscription agreements of $416,300 less financing fees of $2,000 for a total of $414,300. The price of the shares for the rights offering was approximately $1.17 per share and a total of 491,430 shares were issued in conjunction with the rights offering. The rights offering also contains an anti-dilution provision that will provide additional shares of common stock if in the 12 months following the merger we complete a stock offering of $5 million or more at a per share price lower than the rights offering price of approximately $1.17 per share.

•	Common Stock for Loans Fees – Pursuant to the amendment to the Convertible Note on October 10, 2012, we issued 138,112 shares of common stock

•

Reverse Stock Split – We effected a 1 for 5 reverse split that was effective on October 17, 2012 associated with the reverse merger with Earth 911. As a result of the reverse split, each five shares of our common stock outstanding at the time of the reverse split was automatically changed into one share of common stock, and the total number of common stock shares outstanding were reduced from approximately 43.4 million shares to approximately 8.6 million shares post-split. The reverse stock split resulted in the same adjustment to our convertible notes outstanding. No fractional shares were issued in connection with the reverse stock split. Fractional shares were rounded up to the next whole share. All per share amounts and outstanding shares, including all common stock equivalents (convertible securities and stock options) have been restated in the consolidated financial statements, the notes to the consolidated financial statements and the loss per share for all periods presented to reflect the reverse stock split.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

•	Common Stock for Services - We issued 108,083 shares of common stock to employees and consultants during the 12 months ended December 31, 2012 for $249,025 of services.

Warrants - At December 31, 2012, we had outstanding exercisable warrants, as adjusted, to purchase 6,905,576 shares of common stock at $0.37 per share. See the discussion under Note 7 and Note 17 for further details regarding the issued warrants related to the Convertible Note, subsequent amendment, and exercise of warrants. The following table summarizes the warrants issued and outstanding as of December 31, 2012:

Warrants Issued and Outstanding as of December 31, 2012
	Date of		Exercise Price	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable warrants
Warrant 1-1	03/22/12	03/21/17	$0.37	1,381,115
Warrant 1-5	10/10/2012	10/9/2017	$0.37	5,524,461

Total exercisable warrants				6,905,576
Contingent warrants
Warrant 1-2	03/22/12	03/21/17	$0.37	345,278
Warrant 1-3	03/22/12	03/21/17	$0.37	345,278
Warrant 1-4	03/22/12	03/21/17	$0.37	690,557

Total contingent warrants				1,381,113

Total warrants issued and outstanding				8,286,689

Stock Option Plan - In October 2012, we adopted our 2012 Incentive Compensation Plan as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors and other service providers. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other incentive awards to our employees, non-employee directors and other service providers who are in a position to make a significant contribution to our success and our affiliates. The purposes of the plan are to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with our performance. The plan is administered by the Board of Directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the plan is 7,500,000. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.

Following is a summary of stock option activity from January 1, 2010 through December 31, 2012:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2010	—	$—	$—

Granted	1,381,115	2.35	2.35
Canceled/Forfeited	—	—	—

Outstanding at December 31, 2011	1,381,115	2.35	2.35

Granted	1,969,000	2.00 - 2.79	2.10
Canceled/Forfeited	—	—	—

Outstanding at December 31, 2012	3,350,115	2.00 - 2.79	2.20

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

The weighted-average grant-date fair value of options granted was $2.10 and $2.35 for the years ended December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012, the intrinsic value of options outstanding was $2,331,698 and of options exercisable was $1,199,613. The following additional information applies to options outstanding at December 31, 2012:

Ranges of Exercise Prices	Outstanding at December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Excercisable at December 31, 2012	Weighted- Average Exercise Price
$2.00 - $2.79	3,350,115	9.6	$2.20	1,922,782	$2.27

Stock-based compensation expense was $1,661,673 and $1,037,235 for the years ended December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $2,435,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately three years.

Stock-Based Compensation - We account for all share-based payment awards made to employees and directors including stock options and employee stock purchases based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period, net of forfeitures.

We use the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards, the actual and projected employee stock option exercise behaviors, and an estimated forfeiture rate.

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2012 and 2011 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011
Expected volatility	155%	66%
Risk-free interest rate	0.70%	1.81%
Expected dividends	0.00%	0.00%
Expected term in years	5.4	5.4

14. Net Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock include options, warrants and convertible notes that are exercisable during the year. For 2012 and 2011, the computation of diluted loss per share excludes the options, warrants, and convertible notes as they are anti-dilutive.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2012	2011
Net loss applicable to common stockholders - numerator for basic and diluted earnings per share	$(42,151,493)	$(1,579,120)

Weighted - average common shares outstanding - denominator for basic earnings per share	56,988,497	47,485,357
Net loss per share:
Basic	$(0.74)	$(0.03)

Diluted	$(0.74)	$(0.03)

The weighted average common shares outstanding for the year ended December 31, 2011 included the weighted average common shares from the mezzanine financing and from stockholders’ deficit.

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

Anti-dilutive securities excluded from diluted earnings per share:
Stock options	3,350,115	1,381,115
Warrants	8,286,689	—
Convertible notes	5,633,542	—

15. Related Party Transactions

As discussed in Note 7, in March 2012, the three convertible related party notes elected to convert to common stock. This conversion was later modified in June 2012 so that the notes were converted at a rate of $2.35 per share for 835,409 total shares.

In March 2012, we entered into a Senior Secured Convertible Note (the “Convertible Note”) with Stockbridge Enterprises, LP, a related party. In connection with the issuance of the Convertible Note, we issued four warrants (Warrants1-1 through 1-4) in March 2012. In October 2012, we amended the Convertible Note. The original principal amount was increased to $3,000,000 from the original $1,000,000 amount. The maturity of the note was changed to October 1, 2014 and then amended to October 1, 2015 in March 2013. The conversion rate of the Convertible Note was changed to $.50 per common share prior to the maturity date and $.25 per common share after the maturity, subject to certain adjustments. In connection with the amendment, we issued Warrant 1-5 in October 2012 and issued 100,000 shares of our common stock. See Note 7 for a discussion of the Convertible Note and Note 17 for a discussion of the subsequent amendment and exercise of warrants in March 2013.

Effective October 18, 2012, we entered into a one year marketing agreement with Infinity Solutions & Consultants, controlled by an affiliate of a related party. Under the marketing agreement commission is paid on revenue achieved from approved leads and stock options issued for achieving sales targets. In addition, a ten year stock option was granted to purchase 100,000 shares of our common stock at $2.10 per share, which was market value at the time of grant, with vesting concurrent with signing of the marketing agreement.

16. Goodwill and Valuation Impairment

We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

In connection with the Earth911 Merger, we recognized $17,636,569 of goodwill. Due to capital constraints, we have slowed down the planned expansion of Youchange, and we are not able to quantify with any certainty the future cash flows and therefore the value of the goodwill as of December 31, 2012. We have reviewed the fair value of the goodwill as of December 31, 2012 and have taken an impairment loss of $17,636,569 during the year then ended.

INFINITY RESOURCES HOLDINGS CORP.

Notes to the Consolidated Financial Statements, continued

17. Subsequent Events

Short Term Notes Payable.

Subsequent to year end, certain short term notes payable and interest totaling $61,461 were converted into 47,917 shares of common stock. See Note 6 for further details.

Second Allonge to the Convertible Note.

As discussed in Note 7, on March 22, 2012, Earth911, Inc., a Delaware corporation and our wholly owned subsidiary (“Earth911”), entered into a Securities Purchase Agreement with Stockbridge Enterprises, L.P., a Nevada limited partnership (“Stockbridge”), pursuant to which Earth911 issued a convertible note and four warrants to Stockbridge. On each of October 10, 2012 (the “Allonge”) and on March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge. Under the amendment on March 29, 2013, Earth911 and Stockbridge entered into a Second Allonge to the Convertible Note (the “Second Allonge”), pursuant to which the parties agreed to (i) amend all references to common stock, options, warrants, warrant shares, or convertible securities of Earth911 in the original note documents and the Allonge documents to common stock, options, warrants, warrant shares, or convertible securities, respectively, of Infinity, and (ii) expand all references to a “Triggering Event” in the original note documents and the Allonge documents to include any exchanges on which the Infinity Common Stock may be listed or quoted for trading. The parties also (i) amended how the fair market value of the Infinity common stock, on the date of exercise, would be defined in a formula used to calculate the net number of shares that Stockbridge would receive upon a cashless exercise, (ii) extended the maturity date of the Convertible Note to October 1, 2015, (iii) revised the terms of Warrant 1-5 to apply the conversion rate from the merger to the number of shares of Infinity Common Stock underlying Warrant 1-5 and the exercise price at which such shares would be issued upon the exercise date, and (iv) amended the exercisable dates of the contingent Warrant 1-2, the contingent Warrant 1-3, and the contingent Warrant 1-4 to be exercisable 42 months, 45 months, and 48 months, respectively, following the issuance date of the contingent warrants. Finally, Stockbridge retroactively agreed to waive its right to effect a partial conversion of the Convertible Note, with such waiver to be effective for a period of 12 months from October 17, 2012.

To effect the changes in the Second Allonge, we issued to Stockbridge an additional warrant to purchase 500,000 shares of our common stock (“Warrant 1-6”). Warrant 1-6 is exercisable at or after the date of the Second Allonge, and is in the same form as Warrant 1-5, as amended by the Second Allonge. Warrant 1-6 will expire five years from the date of issuance.

On March 29, 2013, Stockbridge elected to exercise Warrants 1-1, 1-5 and 1-6 with exercisable rights in total to purchase 7,405,576 of our common stock at $0.37 per share under the cashless exercise option of the Second Allonge. The net number share calculation in the “Cashless Exercise” formula, as amended and restated, is as follows:

Net Number = (A x B) – (A x C)

D

For purposes of the foregoing formula as of March 29, 2013:

A = 7,406,576, the total number of warrant shares with respect to which these warrants were then being exercised.

B = $3.30, the closing price of the common stock plus 10.0% on the date of exercise of the warrant.

C = $0.37, the warrant exercise price then in effect for the applicable warrant shares at the time of such exercise.

D = $3.00, the closing price of the common stock on the date of exercise of the warrant.

Based on the cashless exercise formula, on March 29, 2013 Warrants 1-1, 1-5 and 1-6 yielded a net number value of $21,698,338. The net number value equaled 7,232,779 shares of common stock issued at $3.00 per share under the cashless exercise option.

Quest Option Agreement.

Effective January 15, 2013, Quest Resources Group, LLC (“QRG”) entered into an Option Agreement with Earth911 to acquire from QRG the remaining 50% of the issued and outstanding membership interests of Quest not already held by Earth911. Upon exercise of the option, Quest would become a wholly owned subsidiary of Earth911. The Option Agreement shall terminate automatically if Earth911 has not exercised the option and the closing shall not have occurred on or before April 30, 2013 (subject to extension or such later date as shall have been agreed to by the parties). Upon the exercise of the option, Quest’s Chief Executive Officer will enter into a five-year employment agreement as CEO and Quest’s President will enter into a five-year consulting agreement. Both will enter into six-year non-competition agreements.