Form 10-KT/A
period 2012-12-31
Infinity Resources Holdings Corp.
filed 2013-04-30
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 15, 2013, there were outstanding 65,348,152 shares of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Transition Report on Form 10-K for the transition period ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to present the information required by Part III of Form 10-K.

Also included in this Amendment No. 1 are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and (iii) the Exhibit Index, which has been amended and restated in its entirety as set forth below. Because this Amendment No. 1 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Except as set forth above, we have not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Barry M. Monheit	66	President, Chief Executive Officer, and Director
Laurie L. Latham	56	Chief Financial Officer
Corey A. Lambrecht	43	President and Chief Operating Officer of Earth911
Mitchell A. Saltz	60	Chairman
Colton R. Melby	55	Vice Chairman
Michael F. Golden	59	Director
Ronald L. Miller, Jr.	49	Director
I. Marie Wadecki	63	Director

Barry M. Monheit has served as President and Chief Executive Officer of our company and as a member of our Board of Directors since October 2012 and as Chief Executive Officer of our wholly owned subsidiary, Earth911, Inc. (“Earth911”), since June 2011. Mr. Monheit has served as a director of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, since February 2004 and as Chairman since October 2004. Mr. Monheit served as a financial and operational consultant from April 2010 until June 2011. From May 2009 until April 2010, Mr. Monheit was a Senior Managing Director of FTI Palladium Partners, a financial consulting division of FTI Consulting, Inc., a New York Stock Exchange-listed global advisory firm dedicated to helping organizations protect and enhance enterprise value in an increasingly complex legal, regulatory, and economic environment. Mr. Monheit was a consultant focusing on financial and operational issues in the corporate restructuring field from January 2005 until May 2009. From July 1992 until January 2005, Mr. Monheit was associated in various capacities with FTI Consulting, Inc., a business advisory firm that provides multidisciplinary solutions to complex challenges and opportunities, serving as the President of its Financial Consulting Division from May 1999 through November 2001. Mr. Monheit was a partner with Arthur Andersen & Co. from August 1988 until July 1992, serving as partner-in-charge of its New York Consulting Division and partner-in-charge of its U.S. Bankruptcy and Reorganization Practice. We believe Mr. Monheit’s position as President and Chief Executive Officer of our company, his intimate knowledge and experience with all aspects of the operations, opportunities, and challenges of our company, his extensive experience in financial and operational consulting gained as an executive of major restructuring firms, and his executive experience with major companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Laurie L. Latham has served as our Chief Financial Officer since January 2013. Ms. Latham served as Chief Financial Officer and Senior Vice President of Finance and Administration of ViewCast Corporation, a public digital media hardware and software development and manufacturing company, from December 1999 to August 2012. From 1997 to 1999, Ms. Latham served as Senior Vice President and Chief Financial Officer of Perivox Corporation, an interactive communications and direct marketing company. From 1994 through 1997, Ms. Latham served as Vice President of Finance and Administration of Axis Media Corporation, a graphics, photography, and marketing agency. Prior to joining Axis Media Corporation, Ms. Latham had been in public practice with national and regional accounting firms, including KPMG Peat Marwick, and served as Vice President of Finance and Administration for Medialink International Corporation, a food industry technology company. In addition, Ms. Latham’s earlier career experience included roles within the oil and gas, real estate, and agricultural industries. Ms. Latham received her B.B.A. from the University of Texas and is a Certified Public Accountant.

Corey A. Lambrecht has served as President and Chief Operating Officer of Earth911 since January 2010, and has been actively involved with management of Earth911 since its inception. Mr. Lambrecht served as the Executive Vice President of Global Alerts, the predecessor to Earth911, and led Earth911’s investment in Quest Recycling Services, LLC. Mr. Lambrecht has also served as a director and compensation committee chairperson for CUI Global, Inc., a publicly traded holding company, since July 2007. Mr. Lambrecht has served on the board of Guardian 8 Holdings, through its wholly owned subsidiary, Guardian 8 Corporation, which develops and manufactures personal security devices designed for risk mitigation since December 2011. Mr. Lambrecht served as Director of Sales for Leveraged Marketing Associates, a leader in licensed brand extension strategies focusing on non-traditional as well as international licensing opportunities from June 2004 to July 2005. From April 2002 to January 2004, Mr. Lambrecht served as Executive Vice President of Smith & Wesson Corporation, a publicly held manufacturer of firearms, and as the President of Smith & Wesson’s Licensing, Advanced Technologies, and Interactive Marketing divisions, where he was instrumental in arranging the financing for the acquisition of Smith & Wesson Holding Corporation by the publicly traded Saf-T-Hammer Corporation. From September 2000 to March 2002, Mr. Lambrecht served as President of A For Effort, an interactive database marketing company specializing in online content (Advergaming) for clients such as the National Hockey League, which was acquired by FreeSoftwareClub.com. Mr. Lambrecht was a pre-IPO founder of Premium Cigars International, a retailer of cigars and cigar accessories, and served as Vice President of Sales/Marketing for ProductExpress.com. Mr. Lambrecht is a Certified Director from UCLA’s Anderson Graduate School of Management accredited directors program.

Mitchell A. Saltz has served as Chairman of our company since October 2012. Mr. Saltz served as Chairman of the board of directors of Earth911 from its inception to October 2012. Mr. Saltz has served as a director of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, since October 1998 and previously served as its Chairman of the Board and Chief Executive Officer from February 1998 through December 2003. Mr. Saltz has served as the Chairman and Managing Partner of Southwest Capital Partners, LLC, an investment banking firm, since 2009. Mr. Saltz founded Saf-T-Hammer in 1987, which developed and marketed firearm safety and security products designed to prevent the unauthorized access to firearms, which acquired Smith & Wesson Corp. from Tomkins, PLC in May 2001 and changed its name to Smith & Wesson Holding Corporation. We believe Mr. Saltz’s history as a founder of Earth911 and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Colton R. Melby has served as Vice Chairman of our company since October 2012. Mr. Monheit served as Vice Chairman of Earth911 from March 2012 to October 2012, as a director of Earth911 from July 2010 to October 2012, as Chief Executive Officer of Earth911 from January 2010 to June 2011, and was actively involved with management of Earth911 since its inception. Mr. Melby served as President and Chief Operating Officer of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, from September 2002 to December 2003. Mr. Melby has also served in a number of positions within the aerospace industry, most recently with Metal Form, Inc., a privately held aerospace manufacturing company, where he served as President and Chief Executive Officer from 1987 to September 1999. Mr. Melby is a founding member of Melby Brothers Performance Investments, a firm with a strong history of financing start-up organizations, as well as Chairman of the Board at CUI Global, a publicly traded holding company dedicated to maximizing shareholder value through the acquisition and development of innovative companies and technologies. We believe Mr. Melby’s service as a former officer of Earth911, his executive experience with a major public company, and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Michael F. Golden has served as a director of our company since October 2012. Mr. Golden has served as a director of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, since December 2004. Mr. Golden served as the President and Chief Executive Officer of Smith & Wesson Holding Corporation from December 2004 until his retirement in September 2011. Mr. Golden was employed in various executive positions with the Kohler Company from February 2002 until joining Smith & Wesson Holding Corporation, with his most recent position being the President of its Cabinetry Division. Mr. Golden was the President of Sales for the Industrial/Construction Group of the Stanley Works Company from 1999 until 2002; Vice President of Sales for Kohler’s North American Plumbing Group from 1996 until 1998; and Vice President — Sales and Marketing for a division of The Black & Decker Corporation where he was employed from 1981 until 1996. We believe Mr. Golden’s service as the former President and Chief Executive Officer of a publicly held company and his long business career at major companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Ronald L. Miller, Jr. has served as a director of our company since October 2012. Mr. Miller served as a director of Earth911 from July 2010 to October 2012. Mr. Miller has served as the Chief Executive Officer of Southwest Capital Partners, LLC, an investment banking firm, since September 2009. He is a director of Crown Dynamics Corp., a provider of products that improve breathing, safety, and overall wellness. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2007 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc. Mr. Miller holds a Bachelor of Business Administration from the University of Georgia and a Master of Business Administration with honors from the Georgia Institute of Technology. We believe Mr. Miller’s prior leadership roles and his investment banking experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

I. Marie Wadecki has served as a director of our company since October 2012. Ms. Wadecki has served as a director of Smith & Wesson Holdings Corporation, a publicly held manufacturer of firearms, since September 2002. Ms. Wadecki served as the Corporate Budget Director of the McLaren Health Care Corporation, a Michigan-based $3.5 billion eight-hospital health care system, from January 2001 until her retirement in September 2007. Ms. Wadecki was employed by McLaren for more than 30 years, holding positions of increasing responsibility. In November 2008, Ms. Wadecki was appointed to the McLaren Foundation Board of Trustees. Ms. Wadecki is a member of the National Association of Corporate Directors, the American College of Healthcare Executives, Women Business Leaders of the U.S. Healthcare Industry Foundation, and Women Corporate Directors. Ms. Wadecki maintains the Certificate of Director Education from the Corporate Directors Institute of the National Association of Corporate Directors. We believe Ms. Wadecki’s public company board experience, long employment history with a major health care organization, financial background, and corporate governance expertise provide the requisite qualifications, skills, perspectives, and experience that make her well qualified to serve on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and persons that own more than 10 percent of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10 percent stockholders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us during the transition period ended December 31, 2012, and written representations that no other reports were required, we believe that each person who, at any time during such transition period, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such transition period.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. We have also adopted a Code of Ethics for the CEO and Senior Financial Officers. The Code of Conduct and the Code of Ethics for the CEO and Senior Financial Officers are posted on our website at www.infinityresourcesholdingscorp.com.

We will post any amendments to, or waivers from, a provision of the Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers by posting such information on our website, at the address and location specified above.

Director Nomination Process

Neither our Nominations and Corporate Governance Committee nor our Board of Directors has adopted a formal policy with respect to the consideration of director candidates recommended by stockholders because our Board of Directors believes it can adequately evaluate any such recommendation on a case-by-case basis. However, the Nominations and Corporate Governance Committee would consider for possible nomination, qualified nominees recommended by stockholders. Stockholders who wish to propose a qualified candidate for consideration should submit complete information as to the identity and qualifications of such candidate to the Secretary of our company, at 1375 North Scottsdale Road, Suite 140, Scottsdale, Arizona 85257, sufficiently in advance of an annual meeting.

Absent special circumstances, our Nominations and Corporate Governance Committee will continue to select, or recommend to our Board of Directors for selection, nominees whom our Nominations and Corporate Governance Committee believes will make important contributions to our Board of Directors and to our company. Our Board of Directors generally requires that nominees be persons of sound ethical character, be able to represent all stockholders fairly, have demonstrated professional achievement, have meaningful experience, and have a general appreciation of the major business issues facing our company. Our Board of Directors does not have a formal process for identifying and evaluating nominees for director. However, our Board of Directors will evaluate all candidates, whether recommended by stockholders or otherwise, in accordance with the above criteria.

Further, our Board of Directors strives to nominate directors who represent an appropriate mix of backgrounds and experiences to best enhance the functions of our Board of Directors. Our Board of Directors does not have a formal diversity policy in place. However, it does consider diversity in the broadest sense when seeking and reviewing potential nominees, including factors such as age, sex, race, ethnicity, and geographic location, as well as a variety of experience and educational backgrounds (such as operations, finance, accounting, and marketing experience and education).

Audit Committee Financial Expert

The Audit Committee currently consists of Messrs. Miller and Saltz and Ms. Wadecki, each of whom is an independent director of our company under listing standards applicable to our company and Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has determined that each of Messrs. Miller and Saltz and Ms. Wadecki, whose backgrounds are detailed above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

2012 Summary Compensation Table

The following table provides, for the transition period ended December 31, 2012 and the fiscal years ended June 30, 2012 and 2011, information regarding the compensation of our principal executive officer, our former principal executive officer, our next most highly compensated executive officer who was serving as an executive officer on December 31, 2012, and one additional individual who served as an executive officer during the transition period ended December 31, 2012 but was not serving as an executive officer on December 31, 2012. We refer to these executive officers in this Amendment No. 1 as our named executed officers.

Name and Principal Position	Year(1)	Salary(2)	Bonus(2)	Stock and Option Awards(3)	All Other Compensation(4)	Total
Barry M. Monheit(5)
President, Chief Executive Officer, and Director	2012T	$50,000	—	$841,599	—	$891,599

Jeffrey I. Rassás(6)
Chief Executive Officer	2012T	$24,000	—	—	—	$24,000
	2012	$68,000	—	—	—	$68,000
	2011	$96,000	—	—	—	$96,000

Corey A. Lambrecht(7)
President and Chief Operating Officer of Earth911	2012T	$41,667	—	$420,799	—	$462,466

Derrick Mains(8)
President of Youchange, Inc.	2012T	$26,042	—	—	—	$26,042
Vice President Youchange, Inc.	2012T	$15,750	—	$445,861	—	$461,611
	2012	$27,750	—	$114,000	—	$141,750

(1)	2012T refers to the transition period from July 1, 2012 to December 31, 2012.
(2)	The amounts in this column reflect the amounts earned during the transition period or fiscal year, as applicable, whether or not actually paid during such year, and include amounts deferred pursuant non-incentive deferred compensation plans.
(3)	The amounts in this column reflect the aggregate grant date fair value of option awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Transition Report on Form 10-K for the transition period ended December 31, 2012. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.
(4)	The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation.
(5)	Mr. Monheit became our President, Chief Executive Officer, and Director on October 17, 2012.
(6)	Mr. Rassás resigned as our Chief Executive Officer on October 17, 2012.
(7)	Mr. Lambrecht became President and Chief Operating Officer of Earth911 in January 2010; however, compensation information is only provided for compensation earned following the closing of our merger transaction with Earth911 on October 17, 2012.
(8)	Mr. Mains was Vice President of Youchange, Inc. in fiscal year 2012 and part of the transition period with compensation paid to Card A Client, L.L.C.; subsequent to our merger transaction with Earth911 on October 17, 2012, Mr. Mains became our President of Youchange, Inc.

Outstanding Equity Awards as of December 31, 2012

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2012.

	Option Awards
	Number of Securities Underlying Unexercised Options(1)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable		Unexercisable		Options	Price	Date

Barry M. Monheit	1,381,115	(2)	—			$2.36	3/21/2022
	—		500,000	(3)		$2.10	11/19/2022

Jeffrey I. Rassás	—		—			—	—

Corey A. Lambrecht	—		250,000	(4)		$2.10	11/19/2022

Derrick Mains	66,667	(5)	133,333			$2.00	10/02/2022

(1)	Except for 1,381,115 options granted to Mr. Monheit prior to the adoption of our 2012 Incentive Compensation Plan, all of the options granted to our named executive officers are granted under and subject to the terms of our 2012 Incentive Compensation Plan, as further described below under “2012 Incentive Compensation Plan.”
(2)	100% of the total number of shares underlying this option vested on June 30, 2012.
(3)	100% of the total number of shares underlying this option vest on November 19, 2013.
(4)	100% of the total number of shares underlying this option vest on November 19, 2013.
(5)	One-third of the total number of shares underlying this option vested on October 2, 2012 with the remainder vesting one-third each year thereafter.

Employment and Other Agreements

Barry M. Monheit

We entered into a severance agreement with Barry M. Monheit, our President and Chief Executive Officer, on October 17, 2012. Under the terms of the severance agreement, if Mr. Monheit’s employment with our company is terminated by us other than for cause, Mr. Monheit will be entitled to receive (i) his base salary for a period of 12 months following such termination, (ii) a portion of the bonus earned by Mr. Monheit for the period commencing on the first day of the fiscal year for which the bonus is calculated and ending on the date of termination, and (iii) all unvested stock-based compensation held by Mr. Monheit will vest as of the date of termination. For purposes of the severance agreement, “cause” means any termination of Mr. Monheit’s employment by us as a result of Mr. Monheit engaging in an act or acts involving a crime, moral turpitude, fraud, or dishonesty, or Mr. Monheit’s willful violation in a material respect of the our Corporate Governance Guidelines, Code of Conduct, or any applicable Code of Ethics, including, without limitation, the provisions thereof relating to conflicts of interest or related party transactions. The severance agreement prohibits Mr. Monheit from competing with us for a period of 12 months following the termination of his employment by us other than for cause or upon resignation by Mr. Monheit. The severance agreement also prohibits Mr. Monheit from soliciting or hiring any person who is employed by or was employed by us within 12 months of the termination of Mr. Monheit’s employment for the purpose of having any such employee engage in services that are the same as or similar or related to the services that such employee provided for us.

Corey A. Lambrecht

Earth911 entered into a severance agreement with Corey A. Lambrecht, Earth911’s President and Chief Operating Officer, on October 17, 2012. Under the terms of the severance agreement, if Mr. Lambrecht’s employment with Earth911 is terminated by Earth911 other than for cause, Mr. Lambrecht will be entitled to receive (i) his base salary for a period of 12 months following such termination, (ii) a portion of the bonus earned by Mr. Lambrecht for the period commencing on the first day of the fiscal year for which the bonus is calculated and ending on the date of termination, and (iii) all unvested stock-based compensation held by Mr. Lambrecht will vest as of the date of termination. For purposes of the severance agreement, “cause” means any termination of Mr. Lambrecht’s employment by Earth911 as a result of Mr. Lambrecht engaging in an act or acts involving a crime, moral turpitude, fraud, or dishonesty, or Mr. Lambrecht’s willful violation in a material respect of Earth911’s Corporate Governance Guidelines, Code of Conduct, or any applicable Code of Ethics, including, without limitation, the provisions thereof relating to conflicts of interest or related party transactions. The severance agreement prohibits Mr. Lambrecht from competing with Earth911 for a period of 12 months following the termination of his employment by Earth911 other than for cause or upon resignation by Mr. Lambrecht. The severance agreement also prohibits Mr. Lambrecht from soliciting or hiring any person who is employed by or was employed by Earth911 within 12 months of the termination of Mr. Lambrecht’s employment for the purpose of having any such employee engage in services that are the same as or similar or related to the services that such employee provided for Earth911.

Derrick Mains

Youchange, Inc., our wholly owned subsidiary (“Youchange”), entered into a severance and noncompetition agreement with Derrick Mains, Youchange’s President, on October 17, 2012. Pursuant to the severance and noncompetition agreement, Mr. Mains will be entitled to certain benefits and compensation depending upon the circumstances surrounding his termination. In the event that Youchange terminates Mr. Mains for cause (as defined in the severance and noncompetition agreement), Mr. Mains will be entitled to receive his accrued base salary and vested benefits through the date of termination. In the event that Youchange terminates Mr. Mains other than for cause, Mr. Mains will receive his base salary for 12 months following the date of termination and any associated cash bonuses, in addition to the salary accrued and benefits vested prior to the date of termination. In the event that Mr. Mains is terminated by Youchange other than for cause or Mr. Mains terminates for good reason (as defined in the severance and noncompetition agreement) within one year of a change in control (as defined in the severance and noncompetition agreement), Mr. Mains will receive his base salary for 12 months following the date of termination, an amount equal to the average of his cash bonus for each of the two years prior to termination, and all unvested stock compensation held by Mr. Mains will immediately vest. The severance and noncompetition agreement prohibits Mr. Mains from competing with Youchange during his employment with Youchange and for a period of two years following his termination. In addition, for a period of two years following his termination, Mr. Mains will be prohibited from soliciting or hiring employees and from soliciting customers of Youchange.

The employment of all of our other officers is “at will” and may be terminated by us or the officer at any time, for any reason or no reason.

2012 Incentive Compensation Plan

Our 2012 Incentive Compensation Plan (the “2012 Plan”) was approved by our Board of Directors on October 18, 2012. The purpose of the 2012 Plan is to attract, motivate, retain, and reward our executives, employees, officers, directors, and consultants by providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value. As of December 31, 2012, there were outstanding issued but unexercised options under the 2012 Plan to acquire 3,350,115 shares of our common stock at a weighted average exercise price of $2.20 per share. As of December 31, 2012, 4,149,885 shares remained available for future grant under the 2012 Plan. The material features of the 2012 Plan are outlined below.

Awards. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property.

Shares Available for Awards. A total of 7,500,000 shares of our common stock are reserved and available for issuance in connection with awards under the 2012 Plan. Any shares under the 2012 Plan that are not issued because the awards terminate without the issuance of shares, or because of the withholding of shares to pay taxes or the exercise price of an award, will be available for issuance under the 2012 Plan.

Limitations on Awards. The 2012 Plan imposes individual limitations on certain awards, in part to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). No more than 1,000,000 shares of our common stock reserved for issuance under the 2012 Plan may be granted to an individual during any fiscal year pursuant to awards granted under the 2012 Plan. The maximum amount that may be earned by any individual on annual incentive award or other cash award for any fiscal year is $2.0 million, and the maximum amount that may be earned by any individual as a performance award or other cash award for a performance period is $5.0 million.

No outstanding options may be repriced without stockholder approval (that is, we cannot amend an outstanding option to lower the exercise price or exchange an outstanding option for a new option with a lower exercise price). In addition, the 2012 Plan prohibits us from exchanging an outstanding option with an exercise price above the then current fair market value of our common stock for cash or another award, or taking any other action that may be treated as a repricing.

Capitalization Adjustments. In the event that any dividend or other distribution, recapitalization, forward or reverse split, reorganization, merger, consolidation, spinoff, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction or event affects our common stock, then the committee (as defined below) will substitute, exchange, or adjust any or all of the following in such manner as it deems equitable: (1) the kind and number of shares available under the 2012 Plan; (2) the kind and number of shares subject to limitations on awards described in the preceding section; (3) the kind and number of shares subject to all outstanding awards; (4) the exercise price, grant price, or purchase price relating to any award; and (5) any other affected terms of awards.

Eligibility. The persons eligible to receive awards under the 2012 Plan consist of officers, directors, employees, and consultants. However, incentive stock options may be granted under the 2012 Plan only to our employees, including our officers who are employees.

Administration. The 2012 Plan will be administered by a committee approved by our Board of Directors. The committee members will be (i) “non-employee directors” as defined by Rule 16b-3 under the Exchange Act, unless administration of the 2012 Plan by “non-employee directors” is not then required in order for exemptions under Rule 16b-3 to apply to transactions under the 2012 Plan, and (ii) “outside directors” within the meaning of Section 162(m) of the Code, unless administration of the 2012 Plan by “outside directors” is not then required in order to qualify for tax deductibility under Section 162(m) of the Code. Subject to the terms of the 2012 Plan, the committee is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of our common stock to which awards will relate, specify times at which awards will be exercisable or may be settled (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the 2012 Plan, and make all other determinations that may be necessary or advisable for the administration of the 2012 Plan. The committee may amend the terms of outstanding awards, in its discretion. Any amendment that adversely affects the rights of the award recipient, however, must receive the approval of such recipient.

Stock Options and Stock Appreciation Rights. The committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options. In addition, the committee is authorized to grant stock appreciation rights, which entitle the participant to receive the appreciation of our common stock between the grant date and the exercise date of the stock appreciation right. The committee determines the exercise price per share subject to an option and the grant price of a stock appreciation right; however, the per share exercise price of an option or stock appreciation right must not be less than the fair market value of a share of our common stock on the grant date. The committee generally will fix the maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment or service, except that no option or stock appreciation right may have a term exceeding 10 years. Options may be exercised by payment of the exercise price in any form of legal consideration specified by the committee, including cash, shares (including cancellation of a portion of the shares subject to the award), outstanding awards, or other property having a fair market value equal to the exercise price. Options may also be exercisable in connection with a broker-assisted sales transaction (a “cashless exercise”) as determined by the committee. The committee determines methods of exercise and settlement and other terms of the stock appreciation rights.

Restricted Stock and Restricted Stock Units. The committee is authorized to grant restricted stock and restricted stock units. Restricted stock is a grant of shares of our common stock, which may not be sold or disposed of and which may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the committee. A participant granted restricted stock generally has all of the rights of one of our stockholders, unless otherwise determined by the committee. An award of restricted stock units confers upon a participant the right to receive shares of our common stock at the end of a specified period or upon achievement of performance goals and may be subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified period. Prior to settlement, an award of restricted stock units carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below. The committee determines all of the terms of the restricted stock and restricted stock units awards subject to the terms of the 2012 Plan.

Dividend Equivalents. The committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of our common stock, other awards, or other property equal in value to dividends paid on a specific number of shares of our common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of our common stock, awards, or otherwise as specified by the committee. The committee determines all of the terms of the dividend equivalent awards subject to the terms of the 2012 Plan.

Bonus Stock and Awards in Lieu of Cash Obligations. The committee is authorized to grant shares of our common stock as a bonus free of restrictions for services performed for our company or to grant shares of our common stock or other awards in lieu of our obligations to pay cash under the 2012 Plan or other plans or compensatory arrangements, subject to such terms as the committee may specify.

Other Stock Based Awards. The committee is authorized to grant awards under the 2012 Plan that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock. Such awards might include convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of our common stock, purchase rights for shares of our common stock, awards with value and payment contingent upon our performance or any other factors designated by the committee, and awards valued by reference to the book value of shares of our common stock or the value of securities of or the performance of specified subsidiaries or business units. The committee determines the terms and conditions of such awards.

Performance Awards. The right of a participant to exercise or receive a grant or settlement of an award, and the timing thereof, may be subject to such performance conditions, including subjective individual goals, as may be specified by the committee. In addition, the 2012 Plan authorizes specific performance awards, which represent a conditional right to receive cash, shares of our common stock, or other awards upon achievement of certain pre-established performance goals and subjective individual goals during a specified fiscal year or years. Performance awards granted to persons whom the committee expects will, for the year in which a deduction arises, be “covered employees” (as defined below) may, if and to the extent intended by the committee, be subject to provisions that should qualify such awards as “performance based” compensation not subject to the limitation on the tax deductibility by us under Section 162(m). For purposes of Section 162(m), the term “covered employee” means our Chief Executive Officer and the three other highest compensated officers (excluding the Chief Financial Officer) as of the end of a taxable year as disclosed in the our SEC filings. If and to the extent required under Section 162(m), any power or authority relating to a performance award intended to qualify under Section 162(m) is to be exercised by a committee which will qualify under Section 162(m).

Subject to the requirements of the 2012 Plan, the committee will determine performance award terms, including the required levels of performance with respect to specified business criteria, the corresponding amounts payable upon achievement of such levels of performance, termination and forfeiture provisions, and the form of settlement. One or more of the following business criteria based on our consolidated financial statements, and/or those of its affiliates, or for our business units (except with respect to the total stockholder return and earnings per share criteria), will be used by the committee in establishing performance goals for performance awards designed to comply with the performance-based compensation exception to Section 162(m): (1) total stockholder return, (2) total stockholder return compared to total return (on a comparable basis) of a publicly available index, such as the Standard & Poor’s 500 Stock Index, (3) net income, (4) pretax earnings, (5) earnings before interest expense, taxes, depreciation, and amortization, (6) pretax operating earnings after interest expense but before bonuses, service fees, and extraordinary or special items, (7) operating margin, (8) earnings per share, (9) return on equity, (10) return on capital, (11) return on investment, (12) operating earnings, (13) working capital or inventory, (14) operating earnings before the expense for share based awards, and (15) ratio of debt to stockholders’ equity. In granting performance awards, the committee may establish unfunded award “pools,” the amounts of which will be based upon the achievement of a performance goal or goals based on one or more of certain business criteria described in the 2012 Plan. During the first 90 days of a performance period, the committee will determine who will potentially receive performance awards for that performance period, either out of the pool or otherwise. For performance awards that are intended to qualify as performance based awards under Section 162(m), the performance goals and the determination of their achievement will be made in accordance with Section 162(m). The committee may, in its discretion, determine that the amount payable as a performance award will be reduced from the amount of any potential award. The committee is authorized to adjust performance conditions and other terms of awards in response to unusual or nonrecurring events or in response to changes in applicable laws, regulations, or accounting principles.

Other Terms of Awards. Awards may be settled in the form of cash, shares of our common stock, other awards, or other property in the discretion of the committee. Awards under the 2012 Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The committee may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains, and losses based on deemed investment of deferred amounts in specified investment vehicles. The committee is authorized to place cash, shares of our common stock, or other property in trusts or make other arrangements to provide for payment of our obligations under the 2012 Plan. The committee may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of our common stock or other property to be distributed will be withheld (or previously acquired shares of our common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the 2012 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death, except that the committee may, in its discretion, permit transfers of awards subject to any applicable legal restrictions.

Acceleration of Vesting; Change in Control. The committee, in its discretion, may accelerate the vesting, exercisability, lapsing of restrictions, or expiration of deferral of any award, including if we undergo a “change in control,” as defined in the 2012 Plan. In addition, the committee may provide that the performance goals relating to any performance-based award will be deemed to have been met upon the occurrence of any change in control. The award agreement may provide for the vesting of an award upon a change of control, including vesting if a participant is terminated by us or our successor without “cause” or terminates for “good reason,” as defined in the 2012 Plan.

In the event of a “corporate transaction,” as defined in the 2012 Plan, the acquiror may assume or substitute for each outstanding stock option. If the acquiror does not assume or substitute for an outstanding stock option, such stock option will terminate immediately prior to the close of such corporate transaction to the extent the option is not exercised.

Amendment and Termination. Our Board of Directors may amend, alter, suspend, discontinue, or terminate the 2012 Plan or the committee’s authority to grant awards without further stockholder approval, except stockholder approval will be obtained for any amendment or alteration if such approval is deemed necessary and advisable by our Board of Directors or any amendment for which stockholder approval is required by law or the primary stock exchange on which our common stock trades, or the amendment or alteration to the 2012 Plan materially increases the benefits accruing to the participants under the 2012 Plan, materially increases the number of securities that may be issued under the 2012Plan, or materially modifies the requirements for participation in the 2012 Plan. Unless earlier terminated by our Board of Directors, the 2012 Plan will terminate 10 years after the adoption by our Board of Directors of the 2012 Plan. Amendments to the 2012 Plan or any award require the consent of the affected participant if the amendment has a material adverse effect on the participant’s previously granted and outstanding awards.

Director Compensation

Our non-employee directors currently receive no cash compensation for serving on our Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Our non-employee directors each received stock option grants as compensation. The exercise price of each option granted to our non-employee directors under the 2012 Plan is equal to the fair market value of our common stock on the date of grant. As of April 15, 2013, options to purchase an aggregate of 175,000 shares of our common stock at an exercise price of $2.10 per share had been granted to our non-employee directors and were outstanding under the 2012 Plan.

The following table sets forth information regarding compensation earned by our non-employee directors during the transition period ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Options Awards(1)	Total
Mitchell A. Saltz(2)	—	$80,007	$80,007
Colton R. Melby(3)	—	$56,005	$56,005
Michael F. Golden(4)	—	$48,004	$48,004
Ronald L. Miller, Jr.(5)	—	$48,004	$48,004
I. Marie Wadecki(6)	—	$48,004	$48,004
Richard R. Quinn(7)	—	—	—

(1)	The amounts in this column reflect the aggregate grant date fair value of option awards granted to our non-employee directors during the transition period, calculated in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Transition Report on Form 10-K for the transition period ended December 31, 2012. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our non-employee directors from their option awards. The table below provides information with respect to the outstanding option awards held by each of our non-employee directors as of December 31, 2012.
(2)	Mr. Saltz joined our Board of Directors on October 17, 2012.
(3)	Mr. Melby joined our Board of Directors on October 17, 2012.
(4)	Mr. Golden joined our Board of Directors on October 18, 2012.
(5)	Mr. Miller joined our Board of Directors on October 17, 2012.
(6)	Ms. Wadecki joined our Board of Directors on October 17, 2012.
(7)	Mr. Quinn joined our Board of Directors on October 17, 2012 and resigned from our Board of Directors on October 29, 2012.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2012:

Name	Option Awards
Mitchell A. Saltz	50,000
Colton R. Melby	35,000
Michael F. Golden	30,000
Ronald L. Miller, Jr.	30,000
I. Marie Wadecki	30,000

Compensation Committee Interlocks and Insider Participation

Prior to October 18, 2012, we did not have a formal compensation committee. Up until that time, our full Board of Directors, then consisting of Jeffrey I. Rassás and Richard A. Papworth, who also served as our Chief Executive Officer and Chief Financial Officer, respectively, participated in deliberations concerning executive officer compensation. On October 17, 2012, Messrs. Rassás and Papworth resigned from our Board of Directors and Mr. Rassás resigned as our Chief Executive Officer. We entered into a consulting agreement with Mr. Rassás upon his resignation.

On October 18, 2012, our Board of Directors established a Compensation Committee. From October 18, 2012 through the end of our transition period ended December 31, 2012, Messrs. Golden, Miller, and Saltz served on our Compensation Committee. Messrs. Golden and Miller had no material contractual or other relationships with us during such transition period except as directors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Transactions With Related Persons, Promoters, and Certain Control Persons” for additional disclosure regarding Mr. Saltz.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our 2012 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	3,350,115	$2.20	4,149,885
Total	3,350,115	$2.20	4,149,885

(1)	Includes our 2012 Plan.
(2)	Consists of shares issuable upon the exercise of outstanding stock options granted under our 2012 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2013 by the following:

•	each of our named executive officers and directors;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 15, 2013. Shares issuable pursuant to stock options and warrants are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose. Our calculation of the percentage of beneficial ownership is based on 65,348,152 shares of common stock outstanding as of April 15, 2013.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Infinity Resources Holdings Corp., 1375 North Scottsdale Road, Suite 140, Scottsdale, Arizona 85257.

	Shares Beneficially Owned
	Number	Percent
Named Executive Officers and Directors:
Barry M. Monheit(1)	1,617,205	2.4%
Laurie L. Latham	—	—
Corey A. Lambrecht	2,367,306	3.6%
Derrick Mains(2)	66,667	*
Mitchell A. Saltz(3)	46,311,052	62.9%
Colton R. Melby(4)	14,688,529	22.5%
Michael F. Golden(5)	30,000	*
Ronald L. Miller, Jr.(6)	30,000	*
I. Marie Wadecki(7)	35,903	*
All directors and executive officers as a group (9 persons)(8)	65,146,662	86.6%

5% Stockholders:
Southwest Green Investments, L.L.C.(9)	30,603,469	46.8%
Stockbridge Enterprises, L.P.(10)	15,657,583	21.3%
EarthNow Investments, L.L.C.(11)	8,018,866	12.3%
Global Security Holding, L.L.C.(12)	6,523,873	10.0%

*	Less than 1% of the outstanding shares of common stock
(1)	Consists of (i) 236,090 shares held by Barry M. Monheit, Trustee, SEP PROP Monheit Family Trust U/A Dtd 7/16/2002, for which Mr. Monheit holds voting and dispositive power, and (ii) 1,381,115 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2013.
(2)	Consists of 66,667 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2013.
(3)	Includes 50,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2013 and consists of (i) 30,603,469 shares held by Southwest Green Investments, L.L.C., of which Mr. Saltz controls the investment decisions, (ii) 7,370,891 shares held by Stockbridge Enterprises, L.P., of which Mr. Saltz controls the investment decisions, and (iii) 8,286,692 shares issuable (based on outstanding principal $3,000,000 as of April 15, 2013) pursuant to a senior secured convertible note that is convertible at any time that any amount of principal and accrued interest is outstanding prior to the maturity date and for a period of five years thereafter held by Stockbridge Enterprises, L.P., of which Mr. Saltz controls the investment decisions.
(4)	Includes 35,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2013 and consists of (i) 8,018,866 shares held by EarthNow Investments, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power; (ii) 6,523,873 shares held by Global Security Holding, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power; (iii) 110,490 shares held by Bone Logic, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power; and (iv) 300 shares held by Prestamo, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power.
(5)	Consists of 30,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2013.
(6)	Consists of 30,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2013.
(7)	Consists of 30,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2013.
(8)	Consists of (i) 55,237,188 shares held by the directors and executive officers as a group, (ii) 1,622,782 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2013, and (iii) 8,286,692 shares issuable pursuant to a senior secured convertible note.
(9)	Mr. Saltz controls the investment decisions with respect to the shares held by Southwest Green Investments, L.L.C. Southwest Green Investments, L.L.C. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Southwest Green Investments, L.L.C. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.
(10)	Includes of 8,286,692 shares issuable (based on outstanding principal of $3,000,000 as of April 15, 2013) pursuant to a senior secured convertible note that is convertible at any time that any amount of principal and accrued interest is outstanding prior to the maturity date and for a period of five years thereafter. Mr. Saltz controls the investment decisions with respect to the shares held by Stockbridge Enterprises, L.P. Stockbridge Enterprises, L.P. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Stockbridge Enterprises, L.P. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.
(11)	Mr. Melby holds the beneficial interest, including voting and dispositive power, over the shares held by EarthNow Investments, L.L.C. The address for EarthNow Investments, L.L.C. is 136 East South Temple, Suite 1050, Salt Lake City, Utah 84111.
(12)	Mr. Melby holds the beneficial interest, including voting and dispositive power, over the shares held by Global Security Holding, L.L.C. The address for Global Security Holding, L.L.C. is 136 East South Temple, Suite 1050, Salt Lake City, Utah 84111.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons, Promoters, and Certain Control Persons

In July 2010, Earth911 executed three promissory notes to each of Mitchell A. Saltz, our Chairman, Corey A. Lambrecht, President and Chief Operating Officer of Earth911, and Colton R. Melby, our Vice Chairman, which were subsequently amended in October 2010 and June 2012. In June 2012, Mr. Saltz converted his note at $3.25 per share into 451,692 shares of Earth911’s common stock, which were issued to Southwest Green Investments, L.L.C. In June 2012, Mr. Lambrecht converted his note at $3.25 per share into 38,193 shares of Earth911’s common stock. In June 2012, Mr. Melby converted his note at $3.25 per share into 114,995 shares of Earth911’s common stock, of which 51,587 shares were issued to Global Security Holdings LLC and 63,408 shares were issued to EarthNow LLC. In October 2012, all of the outstanding shares of Earth911 common stock were converted into shares of our common stock in connection with our merger with Earth911.

In March 2012, Earth911 executed a senior secured convertible note to Stockbridge Enterprises, L.P. (“Stockbridge”), an entity affiliated with Mitchell A. Saltz, our Chairman, which was subsequently amended in October 2012 and March 2013. The $3,000,000 note has a maturity date of October 1, 2015, which may be extended under certain circumstances, and bears interest at a rate of 9% per annum, due monthly in arrears. The note is convertible into shares of our common stock at the lower of (i) $0.362 per share prior to the maturity date or $0.181 per share after the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the conversion price in effect immediately prior to such issue or sale, or (ii) the average closing bid price during the 10 trading days immediately preceding the conversion date. We also issued warrants to Stockbridge consisting of the following: (i) a warrant to acquire up to 1,381,115 shares of our common stock, exercisable immediately upon execution of the note (“Warrant 1-1”); (ii) a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of 42 months after the issuance date of the warrant, but only in the event that all outstanding principal and accrued interest on the note is not paid in full at such date (“Warrant 1-2”); (iii) a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of 45 months after the issuance date of the warrant, but only in the event that all outstanding principal and accrued interest on the note is not paid in full at such date (“Warrant 1-3”); (iv) a warrant to acquire up to 690,557 shares of our common stock, exercisable at the conclusion of 48 months after the issuance date of the warrant, but only in the event that all outstanding principal and accrued interest on the note is not paid in full at such date (“Warrant 1-4”); (v) a warrant to acquire up to 5,524,461 shares of our common stock, exercisable immediately upon execution of the October 2012 amendment to the note (“Warrant 1-5”); and (vi) a warrant to acquire up to 500,000 shares of our common stock, exercisable immediately upon execution of the March 2013 amendment to the note (“Warrant 1-6”). Warrants 1-1 through 1-6 are each exercisable at the lower of $0.37 per share or the average closing bid price during the 10 trading days immediately preceding the exercise date. The exercise price is also subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the exercise price in effect immediately prior to such issue or sale. In March 2013, as required by the March 2013 amendment to the note, Stockbridge exercised Warrant 1-1, Warrant 1-5, and Warrant 1-6 to purchase, on a cashless exercise basis, an aggregate of 7,232,779 shares of our common stock.

In June 2012, deferred compensation of $260,000 was converted into 80,000 shares of Earth911’s common stock and issued to Bone Logic, LLC, an entity affiliated with Colton R. Melby, Earth911’s Vice-Chairman, for consulting services previously provided.

In October 2012, we entered into a one year marketing agreement with Infinity Solutions & Consultants, an entity controlled by Cliff Melby, an affiliate of Colton Melby, one of our directors. Under the marketing agreement, commission is paid based on revenue achieved from approved leads and stock options are issued for achieving specified sales targets. In addition, a 10 year stock option was granted to purchase 100,000 shares of our common stock at $2.10 per share, which was market value at the time of grant, with vesting concurrent with the signing of the marketing agreement.

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board of Directors has determined that Messrs. Golden, Miller, and Saltz and Ms. Wadecki do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and applicable listing requirements. Accordingly, a majority of our directors are independent. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Monheit is not considered an independent director as a result of his position as an executive officer of our company. Mr. Melby is not considered an independent director as a result of his prior position as an executive officer of Earth911. There are no family relationships among any of our directors, director nominees, or executive officers.

The Audit Committee currently consists of Messrs. Miller and Saltz and Ms. Wadecki, each of whom is an independent director of our company under applicable listing standards as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act. The Compensation Committee currently consists of Messrs. Golden, Miller, and Saltz, each of whom is an independent director of our company under applicable listing standards as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act. The Nominations and Corporate Governance Committee currently consists of Messrs. Golden and Miller and Ms. Wadecki, each of whom is an independent director of our company under applicable listing standards as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following is a summary of fees for audit and other professional services performed by Semple, Marchal and Cooper, LLP during the transition period ended December 31, 2012 and the fiscal years ended June 30, 2012 and 2011,:

	2012T	2012	2011
Audit fees(1)	$84,929	$45,800	$40,500
Audit-related fees(2)	388	—	—
Tax fees(3)	656	—	—
All other fees(4)	350	—	4,700

Total	$86,323	$45,800	$45,200

(1)	Audit fees include (i) fees associated with the audits of our consolidated financial statements, (ii) fees associated with our quarterly reviews.
(2)	Audit-related fees include merger related services.
(3)	Tax fees consist primarily of tax related advisory.
(4)	All other fees include general advisory.

Audit Committee Pre-Approval Policies and Procedures

Prior to October 2012, we did not have a formal audit committee and our Board of Directors approved all audit services, audit-related services, tax services, and other services provided by our independent registered public accounting firm. In October 2012, our Board of Directors appointed an audit committee, which has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. Pre-approval may also be given as part of our audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

All of the services provided by Semple, Marchal and Cooper, LLP described above were approved by our Board of Directors or our audit committee pursuant to our audit committee’s pre-approval policies.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Transition Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of March 15, 2010, among Bluestar Financial Group, Inc., Bluestar Acquisition Corporation, and Youchange, Inc. (1)

2.4	Agreement and Plan of Merger, dated as of May 21, 2012, among YouChange Holdings Corp, YouChange Merger Subsidiary Corp., and Earth911, Inc., including all amendments thereto (2)

2.5	Option Agreement, dated as of January 15, 2013, by and between Earth911, Inc. and Quest Resources Group, LLC (3)

3.1	Amended and Restated Articles of Incorporation of Infinity Resources Holdings Corp. (4)

3.2	Amended and Restated Bylaws of Infinity Resources Holdings Corp. (5)

10.1†	Severance Agreement, dated as of October 17, 2012, by and between Infinity Resources Holdings Corp. and Barry Monheit (6)

10.2†	Severance Agreement, dated as of October 17, 2012, by and between Earth911, Inc. and Corey Lambrecht (7)

10.3	Severance and Noncompetition Agreement, dated as of October 17, 2012, by and between Youchange, Inc. and Derrick Mains (8)

10.5(a)†	2012 Incentive Compensation Plan (9)

10.5(b)†	Form of Non-Qualified Stock Option Agreement (10)

10.5(c)†	Form of Incentive Stock Option Agreement (11)

10.5(d)†	Form of Restricted Stock Award Agreement (12)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (13)

10.7	Securities Purchase Agreement, dated March 22, 2012, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the note and warrants issued thereunder (14)

10.8	Allonge to Senior Secured Convertible Note, dated October 10, 2012, by between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (15)

10.9	Second Allonge to Senior Convertible Note, dated March 29, 2013, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (16)

21.1	List of Subsidiaries (17)

24.1	Power of Attorney (18)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (20)

31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010, and incorporated herein by reference.
(2)	Filed as Annex A to the Registrant’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on August 27, 2012 and as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.
(4)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(5)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(6)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(7)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(8)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(9)	Filed as Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(10)	Filed as Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(11)	Filed as Exhibit 10.5(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(12)	Filed as Exhibit 10.5(d) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(13)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.

(14)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(15)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(16)	Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(17)	Filed as Exhibit 21.1to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.
(18)	Included on the signature page of the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.
(19)	Filed as Exhibit 31.1 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.
(20)	Filed as Exhibit 31.2 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.
(21)	Filed as Exhibit 32.1 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.
(22)	Filed as Exhibit 32.2 to the Registrant’s Transition Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.
†	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY RESOURCES HOLDINGS CORP.

Dated: April 30, 2013	By:	/s/ Barry M. Monheit
Barry M. Monheit
President and Chief Executive Officer

INFINITY RESOURCES HOLDINGS CORP.

Dated: April 30, 2013	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer