Form 10-Q
period 2013-03-31
Infinity Resources Holdings Corp.
filed 2013-05-15
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

Commission file number: 333-152959

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2013, there were outstanding 65,379,097 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314,125	$485,728
Accounts receivable, less allowance for doubtful accounts of $7,834 and $7,398 as of March 31, 2013 and December 31, 2012, respectively	114,849	174,013
Inventory	2,910	4,292
Prepaid expenses and other assets	47,068	38,019

Total current assets	478,952	702,052

Property and equipment, net	145,822	156,688
Intangible assets	128,800	128,800
Investment in Quest Resource Management Group, LLC	4,223,411	4,047,615
Prepaid income taxes	5,440	5,440
Security deposits and other assets	142,634	221,354

Total assets	$5,125,059	$5,261,949

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$355,174	$316,597
Accrued liabilities	702,104	648,153
Deferred revenue	255,111	166,362
Long term debt and capital lease obligations - current portion	53,903	72,128
Convertible notes payable - short term, net of discount of $1,393 and $33,394 as of March 31, 2013 and December 31, 2012, respectively	73,607	99,106

Total current liabilities	1,439,899	1,302,346

Long term senior secured convertible note - related party, net of discount $1,601,302 and $1,313,897 as of March 31, 2013 and December 31, 2012, respectively	898,698	686,103
Warrant liability	—	20,233,338

Total liabilities	2,338,597	22,221,787

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 65,338,152 and 58,040,230 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	65,338	58,040
Additional paid-in capital	53,745,079	30,708,473
Accumulated deficit	(51,023,955)	(47,726,351)

Total stockholders’ equity (deficit)	2,786,462	(16,959,838)

Total liabilities and stockholders’ equity (deficit)	$5,125,059	$5,261,949

The accompanying notes are an integral part of these consolidated statements.

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Revenues	$313,489	$217,772

Cost of revenue	39,693	—

Gross profit	273,796	217,772

Operating expenses:
Selling, general and administrative	2,258,802	1,619,889
Depreciation	14,980	24,044
Loss on sale of assets	—	406

Total operating expenses	2,273,782	1,644,339

Operating loss	(1,999,986)	(1,426,567)

Other expense:
Interest expense	(308,414)	(130,696)
Financing cost for senior convertible note - related party	(1,465,000)	(2,055,855)

Total other expense, net	(1,773,414)	(2,186,551)

Loss before taxes and equity income	(3,773,400)	(3,613,118)
Equity in Quest Resource Management Group, LLC income	475,796	604,558

Loss before taxes	(3,297,604)	(3,008,560)

Income tax expense (benefit)	—	(347,200)

Net loss	$(3,297,604)	$(2,661,360)

Net loss applicable to common stockholders	$(3,297,604)	$(2,661,360)

Net loss per share
Basic and Diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding
Basic and Diluted	57,961,106	47,534,682

The accompanying notes are an integral part of these consolidated statements.

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balances, December 31, 2012	58,040,230	$58,040	$30,708,473	$(47,726,351)	$(16,959,838)

Stock-based compensation expense	—	—	733,325	—	733,325
Discount senior secured convertible note	—	—	500,000	—	500,000
Common stock issued for services	17,226	17	50,763	—	50,780
Note conversions and discounts	47,917	48	61,413	—	61,461
Warrant conversions	7,232,779	7,233	21,691,105	—	21,698,338
Net loss	—	—	—	(3,297,604)	(3,297,604)

Balances, March 31, 2013	65,338,152	$65,338	$53,745,079	$(51,023,955)	$2,786,462

The accompanying notes are an integral part of this consolidated statement.

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,297,604)	$(2,661,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,980	24,044
Amortization of debt discount and deferred financing costs	259,690	4,423
Loss on sale of assets	—	406
Equity in Quest Resource Management Group, LLC income	(475,796)	(604,558)
Deferred income taxes	—	(347,200)
Provision (benefit) for doubtful accounts	(436)	—
Stock-based compensation	784,105	424,318
Valuation expense common stock warrants	—	—
Financing costs for senior convertible note - related party	1,465,000	2,055,855
Changes in operating assets and liabilities:
Accounts receivable	59,600	(74,293)
Inventory	1,383	—
Prepaid expenses and other assets	(9,049)	448
Security deposits and other assets	63,626	3,463
Accounts payable	38,577	(3,617)
Accrued liabilities	57,912	60,964
Deferred revenue	88,749	113,015
Accrued interest - related parties	—	112,145

Net cash used in operating activities	(949,263)	(891,947)

Cash flows from investing activities:
Purchase of property and equipment	(4,114)	(11,374)
Proceeds from sale of property and equipment	—	100
Distributions received from Quest Resource Management Group, LLC	300,000	—

Net cash provided by (used in) investing activities	295,886	(11,274)

Cash flows from financing activities:
Proceeds from senior related party secured convertible note	500,000	500,000
Repayments of notes payable	—	(3,334)
Repayments capital lease obligations	(18,226)	(11,738)
Financing costs	—	(8,500)

Net cash provided by financing activities	481,774	476,428

Net increase (decrease) in cash and cash equivalents	(171,603)	(426,793)
Cash and cash equivalents at beginning of period	485,728	1,274,018

Cash and cash equivalents at end of period	$314,125	$847,225

Supplemental cash flow information:
Cash paid for interest	$56,269	$14,128
Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable, including accrued interest	$61,461	$—
Common stock issued for services and loan fees	$50,780	$—
Common stock issued for warrants - cashless exercise	$21,698,338	$—
Discount to senior convertible note-related party	$500,000	$500,000

The accompanying notes are an integral part of these consolidated statements.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements

1. The Company and Description of Business and Future Liquidity Needs

The accompanying consolidated financial statements include the accounts of Infinity Resources Holdings Corp. and its subsidiaries, Earth911, Inc. (“Earth911”) and Youchange, Inc. (“Youchange”) along with the 50% ownership interest in Quest Resource Management Group, LLC (“Quest”) (collectively, “Infinity,” the “Company,” “we,” “us,” or “our”).

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

On October 17, 2012, we closed a merger transaction (the “Earth911 Merger”) to acquire Earth911 as a wholly owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company. On December 11, 2012, our board of directors approved a change to our fiscal year end from June 30 to December 31. Pursuant to the terms of the merger agreement, in which we acquired Earth911, the stockholders of Earth911 exchanged their common stock for 85% of the common stock of the post-merger entity. Therefore, the merger for accounting purposes is considered a reverse merger, with Earth911 treated as the accounting acquirer.

Going Concern - During the three months ended March 31, 2013, we incurred a net loss of $3,297,604 and used cash in operations of $949,263. At March 31, 2013, we had negative working capital of $960,947 and cash and cash equivalents of $314,125. As such, our independent registered public accounting firm has expressed an uncertainty about our ability to continue as a going concern in its opinion attached to our consolidated financial statements for the year ended December 31, 2012, which is more fully discussed in our audited consolidated financial statements for the year ended December 31, 2012. We plan to seek to obtain additional working capital by increasing sales, maintaining efficient operating expenses, borrowing on a related party note, receiving distributions from Quest, and through other initiatives. We may require additional working capital to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, and for potential acquisition transactions. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell portions of our business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to our results of operations and financial position. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation and Reclassifications

The consolidated financial statements included herein have been prepared by Infinity Resources Holdings Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading.

The accompanying consolidated financial statements include the operating activity of Infinity and its subsidiaries, for the three months ended March 31, 2013 and 2012, as well as the equity method accounting for its investment in Quest. The Earth911 Merger, which closed on October 17, 2012, was deemed to be a reverse acquisition, with Earth911 as the accounting acquirer. As such, the operating activity of Infinity (p/k/n YouChange Holdings Corp.) is consolidated into these consolidated financial statements for the three months ended March 31, 2013, and excluded from the three months ended March 31, 2012, which occurred prior to the date of the Earth911 merger. The operating activities for Infinity’s Earth911 subsidiary and the investment in Quest, is included for the three months ended March 31, 2013 and 2012. Quest is deemed to be a separate operating unit from Infinity and as such, there are no intercompany transactions that require elimination at this time. All other intercompany accounts and transactions have been eliminated in consolidation.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2013, and the results of our operations and cash flows for the periods presented. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Significant estimates are used when accounting for the collectability of accounts receivable, depreciable lives of fixed assets, accruals, assumptions used in the valuation and recognition of share-based payments and warrant liability, the realization of intangible assets, deferred tax assets, the equity method investment in Quest, and the application of accounting for the senior secured convertible note, all of which are discussed in their respective notes to the consolidated financial statements.

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

The revenues reported in 2013 and 2012 are derived primarily from the operations of Earth911 and represent licensing rights. These revenues are recognized ratably over the term of the license. Some revenues are derived from advertising contracts, which are also recognized ratably, over the term that the advertisement appears on our website. Revenues are not recognized until such time as persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.

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

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

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

Fair value accounting has been applied to the valuation of stock-based compensation and warrants issued. The valuation methodologies and inputs used are discussed in the respective footnotes.

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

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to our reverse acquisition of Earth911. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2013 and 2012 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes and total 11,782,240 shares at March 31, 2013, and 4,833,951 shares at March 31, 2012.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders - numerator for basic and diluted earnings per share	$(3,297,604)	$(2,661,360)

Weighted - average common shares outstanding - denominator for basic earnings per share	57,961,106	47,534,682

Net loss per share:
Basic	$(0.06)	$(0.06)

Diluted	$(0.06)	$(0.06)

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted earnings per share:
Stock options	3,432,115	1,381,115
Warrants	1,381,113	690,608
Convertible notes	6,969,012	2,762,228

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

3. Inventories

As of March 31, 2013 and December 31, 2012, finished goods inventories were $2,910 and $4,292, respectively, and consisted of used consumer electronics and computer devices with no reserve for inventory obsolescence.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

4. Property and Equipment

At March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Computer equipment	$157,305	$157,305
Office furniture and equipment	213,140	209,026
Leasehold improvements	6,261	6,261

	376,706	372,592
Less: accumulated depreciation	(230,884)	(215,904)

	$145,822	$156,688

We lease certain furniture and fixtures under agreements that are classified as capital leases. The cost of equipment under these capital leases was $187,357 at March 31, 2013 and December 31, 2012 and is included in the consolidated financial statements as property and equipment. Accumulated depreciation of the leased equipment at March 31, 2013 and December 31, 2012 was $92,000 and $85,326, respectively. Interest expense in the amount of approximately $8,817 is expected to be recognized over the remainder of the lease term.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Compensation	$176,824	$191,393
Deferred rent obligation	135,624	138,926
Professional fees	360,318	302,818
Accrued interest and other	29,338	15,016

	$702,104	$648,153

6. Convertible Notes Payable

The activity from December 31, 2012 to March 31, 2013 for convertible notes payable related to Youchange is summarized below. During the period ending March 31, 2013, $57,500 of principal and $3,961 of interest was converted into 47,917 shares of common stock. As of March 31, 2013, the outstanding convertible notes payable and associated accrued interest described below were convertible into a total of approximately 62,935 common shares. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

The following convertible notes payable were outstanding as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Convertible note payable to unrelated parties, issuance date of October 2011	$—	$10,000
Convertible note payable to unrelated parties, issuance date of April 2012	—	5,000
Convertible note payable to unrelated parties, issuance date of August 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of September 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of September 2012	—	12,500
Convertible note payable to unrelated parties, issuance date of September 2012	25,000	25,000
Convertible note payable to unrelated parties, issuance date of October 2012	25,000	25,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of October 2012	25,000	25,000

Total convertible notes payable - short term	75,000	132,500
Less: unamortized discounts due to beneficial conversions features	(1,393)	(33,394)

Total convertible notes payable - short term, net of discounts	$73,607	$99,106

Further details for the outstanding notes payable are as follows:

•

During October 2011, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured three months from the date of issuance and was extended by an additional 30 days. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note. The holder converted the note and its accrued interest during the period ended March 31, 2013 into 9,278 shares of common stock.

•

During April 2012, we issued a $5,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured six months from the date of issuance and was extended by an additional 30 days. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.75 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,712 for this convertible note. The holder converted the note and its accrued interest during the period ended March 31, 2013 into 3,130 shares of common stock.

•

During August 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $6,400 for this convertible note. The holder converted the note and its accrued interest during the period ended March 31, 2013 into 8,460 shares of common stock.

•

During September 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $8,600 for this convertible note. The holder converted the note and its accrued interest during the period ended March 31, 2013 into 8,339 shares of common stock.

•

During September 2012, we issued a $12,500 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $10,750 for this convertible note. The holder converted the note and its accrued interest during the period ended March 31, 2013 into 10,418 shares of common stock.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

•

During September 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $17,500 for this convertible note. Although this note is past its maturity in the period ended March 31, 2013, the holder is expected to exercise the conversion feature.

•

During October 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $11,000 for this convertible note. This note matured in the period subsequent to the period ended March 31, 2013 and the holder converted the note and its accrued interest subsequently into 21,031 shares of common stock.

•

During October 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,400 for this convertible note. During the period ended March 31, 2013, the holder converted the note and its accrued interest into 8,292 shares of common stock.

•

During October 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $13,000 for this convertible note. Although this note is past its maturity in the period ended March 31, 2013, the holder is expected to exercise the conversion feature.

7. Long Term Debt and Capital Lease Obligations

At March 31, 2013 and December 31, 2012, total long-term debt outstanding consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Senior secured convertible notes payable to a related party, 9% interest due monthly in arrears, due October 2015, repayment provisions discussed further below (Net of discount of $1,601,302 and $1,313,897 as of March 31, 2013 and December 31, 2012, respectively)	$898,698	$686,103

Capital lease obligations, imputed interest at 43.0% to 46.0%, with monthly payments of $8,540 through December 2013, secured by office furniture and fixtures	53,903	72,128

Total	952,601	758,231
Less: current maturities	(53,903)	(72,128)

Long-term portion	$898,698	$686,103

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

On March 22, 2012, Earth911 entered into a Securities Purchase Agreement with Stockbridge Enterprises, L.P., a related party (“Stockbridge”), pursuant to which Earth911 issued a senior secured convertible note (the “Convertible Note”) and an initial four warrants to Stockbridge. The Convertible Note is secured by all the assets of Earth911. On each of October 10, 2012 and March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge (the “Allonge” and the “Second Allonge”). The Convertible Note and warrants have also been adjusted for the Earht911 Merger in October 2012.

The amended Convertible Note provides for up to $3,000,000 principal with a maturity date of October 1, 2015, which may be extended under certain circumstances. The annual interest rate was adjusted in October 2012 to 9.0% from the original 6.0%, and is due monthly in arrears. Reflecting the adjustment for the reverse merger, the Convertible Note is convertible into shares of our common stock at $0.362 per share prior to the maturity date and $0.181 per common share after the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the conversion price in effect immediately prior to such issue or sale (the “Fixed Conversion Price”). As a result of the merger, our common stock is listed on a United States exchange (a “Triggering Event”), therefore the conversion price is the lower of the Fixed Conversion Price or the average closing bid price during the ten trading days immediately preceding the conversion date. In the event that Earth911 or any of its subsidiaries or affiliated companies closes a financing or funding transaction exceeding $100,000, at the election of Stockbridge, certain percentages of the proceeds of such transaction shall be applied to redeem the outstanding principal amounts of the Convertible Note.

In connection with the Convertible Note we issued five-year warrants that were subsequently adjusted for the merger and consist of the following:

(i)	a warrant issued March 2012 to acquire up to 1,381,115 shares of our common stock, exercisable immediately upon execution of the Convertible Note (“Warrant 1-1”);

(ii)	three contingent warrants issued March 2012 exercisable only in the event that all outstanding principal and accrued interest on the Convertible Note is not paid in full at such dates as follows: a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of forty-two (42) months after the issuance date of the warrant (“Warrant 1-2”); a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of forty-five (45) months after the issuance date of the warrant (“Warrant 1-3”); and a warrant to acquire up to 690,557 shares of our common stock, exercisable at the conclusion of forty-eight (48) months after the issuance date of the warrant (“Warrant 1-4”);

(iii)	a warrant issued October 2012 upon execution of the Allonge to acquire up to 5,524,461 shares of our common stock, exercisable immediately (“Warrant 1-5”); and

(iv)	a warrant issued March 2013 upon execution of the Second Allonge to acquire up to 500,000 shares of our common stock and exercisable immediately (“Warrant 1-6”).

Warrant 1-1 is exercisable at the lower of $0.37 per share or the average closing bid price during the ten trading days immediately preceding the exercise date. Warrant 1-5 is exercisable at the lower of the $0.37 per share or the average closing bid price during the ten trading days immediately preceding the exercise date.

Warrant 1-1, Warrant 1-5, and Warrant 1-6 were exercised in March 2013 as part of the Second Allonge using a cashless exercise formula.

If the contingent Warrant 1-2, Warrant 1-3 and Warrant 1-4 become exercisable, the exercise price would be the lower of $0.37 per share or the average closing bid price during the ten trading days immediately preceding the exercise date. The exercise price for all of the warrants is also subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the exercise price in effect immediately prior to such issue or sale.

In connection with the issuance of the Convertible Note, Warrant 1-1 and Warrant 1-5 were initially valued and accounted for as a warrant liability of $18,742,526 and allocated as a discount to the Convertible Note of $1,500,000 with the remainder of $17,242,526 expensed as a financing cost. As of December 31, 2012, the warrants were valued at $20,233,338, increasing the warrant liability by $1,490,812 and recording a valuation loss of $1,490,812. See Note 10 regarding the valuations of the warrant liability.

The Convertible Note increased by another $500,000 draw, which was accounted for as an additional discount and an adjustment to additional paid-in-capital. The Convertible Note discount total of $2,000,000, which is equal to the amount of the funds drawn on the

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

Convertible Note as of December 31, 2012, is being amortized to interest expense over the life of the Convertible Note beginning March 22, 2012. As of March 31, 2013 and December 31, 2012, the unamortized portion of the debt discount was $1,601,302 and $1,313,897, respectively. The amount of interest expense related to the amortization of the discount on the Convertible Note for the period ended March 31, 2013 and December 31, 2012 was $898,698 and $686,103, respectively.

On March 29, 2013, Stockbridge elected to exercise Warrant 1-1, Warrant 1-5, and Warrant 1-6 with exercisable rights in total to purchase 7,405,576 of our common stock at $0.37 per share under the cashless exercise option of the Second Allonge. The net number share calculation in the “Cashless Exercise” formula, as amended and restated, is as follows:

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

Based on the cashless exercise formula, on March 29, 2013 Warrant 1-1, Warrant 1-5, and Warrant 1-6 yielded a net number value of $21,698,338. The net number value equaled 7,232,779 shares of common stock issued at $3.00 per share under the cashless exercise option.

8. Investment in Quest Resource Management Group, LLC

We hold a 50% ownership interest in Quest which was acquired on August 21, 2008. The financial condition and operating results of Quest for the relevant periods are presented below:

	Three Months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Condensed operating statement information:
Net sales	$30,651,064	$32,313,907
Gross margin	3,297,354	3,320,492
Income from operations	1,075,048	1,343,531
Net income	951,592	1,209,117

Company’s equity method income allocation	475,796	604,558

	March 31,	December 31,
	2013	2012
	(Unaudited)
Condensed balance sheet information:
Current assets	$22,997,033	$20,718,638
Long-term assets	2,085,416	2,118,295

Total Assets	$25,082,449	$22,836,933

Current liabilities	$19,799,723	$17,925,175
Long-term liabilities	—	—
Equity	5,282,726	4,911,758

Total liabilities and members’ equity	$25,082,449	$22,836,933

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

Quest Option Agreement.

Effective January 15, 2013, Quest Resources Group, LLC (“QRG”) entered into an Option Agreement with Earth911 to acquire from QRG the remaining 50% of the issued and outstanding membership interests of Quest not already held by Earth911. Upon exercise of the option, Quest would become a wholly owned subsidiary of Earth911. As amended on April 29, 2013, the Option Agreement shall terminate automatically if Earth911 has not exercised the option and the closing shall not have occurred on or before May 15, 2013 (subject to extension or such later date as shall have been agreed to by the parties). Upon exercise of the option, Quest’s Chief Executive Officer will enter into a five-year employment agreement as CEO of Quest and Quest’s President will enter into a five-year consulting agreement. Both will enter into six-year non-competition agreements.

9. Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured as of March 31, 2013 and December 31, 2012, and valuation allowances of $3,064,000 and $2,433,000, respectively, have been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)
Deferred tax assets (liabilities):
Net operating loss	$1,363,000	$1,029,000
Stock-based compensation	1,470,000	1,177,000
Accrued interest expense	152,000	155,000
Allowance for doubtful accounts	28,000	22,000
Deferred lease liability	51,000	50,000

Total deferred tax assets	3,064,000	2,433,000
Less: valuation allowance	(3,064,000)	(2,433,000)

Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	2013	2012
	(Unaudited)
U.S. federal statutory rate applied to pretax income	$(1,121,000)	$(11,713,000)
Permanent differences	581,000	10,344,000
State taxes and other	(91,000)	(123,000)
Change in valuation allowance	631,000	2,433,000

	$—	$941,000

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

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. Tax positions include, but are not limited to, the following:

•	an allocation or shift of income between taxing jurisdictions;

•	the characterization of income or a decision to exclude reportable taxable income in a tax return; or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

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

The March 29, 2013 and the December 31, 2012 valuations were measured at fair value by utilizing the quoted market price for our common stock and the valuation for the cash-less exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of March 29, 2013 and December 31, 2012. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase 6,905,576 shares at $0.37 per share of common stock, Warrant 1-1 and Warrant 1-5 had a net number value of $20,233,338. Using the same valuation method, Warrant 1-6 had a net number value of $1,465,000 upon issuance on March 29, 2013. All three warrants were exercised on March 29, 2013. See Note 7 and Note 11 for further discussion regarding the cashless exercise of these warrants.

The following table summarizes the warranty liability valuation for the three months ended March 31, 2013:

Description	Fair Value Measurements Warrant Liability
Beginning balance, December 31, 2012	$20,233,338
Issuances (Level 1 & 2)	1,465,000
Less exercise of warrants	(21,698,338)

Ending balance, March 31, 2013	$—

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

11. Stockholders’ Equity

Preferred Stock - Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $.001, of which no shares have been issued or outstanding.

Common Stock - Our authorized common stock consists of 100,000,000 shares of common stock with a par value of $.001 with 65,338,152 shares and 58,040,230 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31 2013, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Warrant exercise	7,232,779	$21,698,338
Common stock issued for services	17,226	50,780
Note conversions and discounts (see Note 6)	47,917	61,461

	7,297,922	$21,810,579

•	See Note 7 regarding the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 on March 29, 2013.

•	Common Stock for Services - We issued 17,226 shares of common stock to employees and consultants during the three months ended March 31, 2013 for $50,780 of services.

Warrants - At December 31, 2012, we had outstanding exercisable warrants, as adjusted, to purchase 6,905,576 shares of common stock at $0.37 per share. On March 29, 2013, we issued an exercisable warrant to purchase 500,000 shares of common stock at $0.37 per share. As of March 31, 2013, there were no outstanding exercisable warrants remaining after the exercise of the warrants on March 29, 2013. At March 31, 2013 and December 31, 2012, we had outstanding contingent warrants, as adjusted, to purchase 1,381,113 shares of common stock at $0.37 per share. See the discussion under Note 7 for further details regarding the issued warrants related to the Convertible Note, subsequent amendment, and exercise of warrants. The following table summarizes the warrants issued and outstanding as of March 31, 2013:

Warrants Issued and Outstanding as of March 31, 2013
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrant 1-1	03/22/12	03/21/17	$0.37	1,381,115
Warrant 1-5	10/10/12	10/09/17	$0.37	5,524,461
Warrant 1-6	03/29/13	03/21/17	$0.37	500,000
Less warrants exercised				(7,405,576)

Total exercisable warrants				—

Contingent warrants
Warrant 1-2	03/22/12	03/21/17	$0.37	345,278
Warrant 1-3	03/22/12	03/21/17	$0.37	345,278
Warrant 1-4	03/22/12	03/21/17	$0.37	690,557

Total contingent warrants				1,381,113

Total warrants issued and outstanding				1,381,113

Stock Option Plan - In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The maximum number of shares of common stock available for grant under the plan is 7,500,000. Stock compensation expense prior to the October 2012 is related to options granted prior to the Earth911 Merger that was superseded by the 2012 Plan at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan. Stock-based compensation expense was $784,105 and $424,318 for the three months ended March 31, 2013 and 2012, respectively.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

Following is a summary of stock option activity subsequent to December 31, 2012 through March 31, 2013:

	Stock Options
	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2012	3,350,115	$2.00 - 2.79	$2.20

Granted	108,000	2.65 - 2.65	2.65
Canceled/Forfeited	(26,000)	2.10 - 2.79	2.33

Outstanding at March 31, 2013	3,432,115	2.65 - 2.65	2.22

As of March 31, 2013, the intrinsic value of options outstanding was $ $2,686,975 and the intrinsic value of options exercisable was $1,451,892. The following additional information applies to options outstanding at March 31, 2013:

Ranges of Exercise Prices	Outstanding at March 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at March 31, 2013	Weighted- Average Exercise Price
$2.00 - $2.79	3,432,115	8.5	$2.22	1,989,449	$2.27

12. Related Party Transactions

Convertible Note - In March 2012, we entered into the Convertible Note with Stockbridge, a related party. In connection with the issuance of the Convertible Note, we issued four warrants (Warrants1-1 through1-4) in March 2012. In October 2012, we amended the Convertible Note. The original principal amount was increased to $3,000,000 from the original $1,000,000 amount. The maturity of the note was changed to October 1, 2014 and then extended to October 1, 2015 in March 2013. The conversion rate of the Convertible Note was changed to $.50 per common share prior to the maturity date and $.25 per common share after the maturity, subject to certain adjustments. In connection with the amendment, we issued Warrant 1-5 in October 2012 and issued 100,000 shares of our common stock.

Second Allonge to the Convertible Note - On March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge. Under the amendment on March 29, 2013, Earth911 and Stockbridge entered into the Second Allonge, pursuant to which the parties agreed to (i) amend all references to common stock, options, warrants, warrant shares, or convertible securities of Earth911 in the original note documents and the Allonge documents to common stock, options, warrants, warrant shares, or convertible securities, respectively, of Infinity, and (ii) expand all references to a “Triggering Event” in the original note documents and the Allonge documents to include any exchanges on which the Infinity Common Stock may be listed or quoted for trading. The parties also (i) amended how the fair market value of the Infinity common stock, on the date of exercise, would be defined in a formula used to calculate the net number of shares that Stockbridge would receive upon a cashless exercise, (ii) extended the maturity date of the Convertible Note to October 1, 2015, (iii) revised the terms of Warrant 1-5 to apply the conversion rate from the merger to the number of shares of Infinity Common Stock underlying Warrant 1-5 and the exercise price at which such shares would be issued upon the exercise date, and (iv) amended the exercisable dates of the contingent Warrant 1-2, the contingent Warrant 1-3, and the contingent Warrant 1-4 to be exercisable 42 months, 45 months, and 48 months, respectively, following the issuance date of the contingent warrants. Finally, Stockbridge retroactively agreed to waive its right to effect a partial conversion of the Convertible Note, with such waiver to be effective for a period of 12 months from October 17, 2012.

To effect the changes in the Second Allonge, we issued to Stockbridge an additional warrant to purchase 500,000 shares of our common stock (“Warrant 1-6”). Warrant 1-6 is exercisable at or after the date of the Second Allonge, and is in the same form as Warrant 1-5, as amended by the Second Allonge. Warrant 1-6 will expire five years from the date of issuance.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

See Note 7 for a discussion of the Convertible Note and of the subsequent exercise of the related exercisable warrants in March 2013.

13. Subsequent Events

Short Term Notes Payable.

Subsequent to March 31, 2013, certain short term notes payable and interest totaling $26,289 were converted into 21,031 shares of common stock. See Note 6 for further details.

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Transition Report on Form 10-K for the transition period ended December 31, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Transition Report on Form 10-K for the transition period ended December 31, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates only to Earth911 and the operations of Infinity Resources occurring after the Earth911 Merger. Prior to the consummation of the Earth911 Merger, our operating activity was immaterial to our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and has not been included in the discussion below.

For accounting purposes, the Earth911 Merger has been accounted for as a reverse acquisition, with Earth911 as the accounting acquirer. The consolidated financial statements of Infinity Resources included in this Quarterly Report on Form 10-Q represent a continuation of the financial statements of Earth911, with one adjustment, which is to retroactively adjust the legal capital of Earth911 to reflect the legal capital of Infinity Resources. See Note 2 of the notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

Three Months Ended March 31, 2013 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Revenues	$313,489	$217,772
Cost of Revenue	39,693	—

Gross profit	273,796	217,772

Operating expenses	2,273,782	1,644,339

Operating loss	(1,999,986)	(1,426,567)

Interest and other expenses	(1,773,414)	(2,186,551)
Equity in Quest income	475,796	604,558
Income tax expense (benefit)	—	(347,200)

Net loss	$(3,297,604)	$(2,661,360)

Three Months Ended March 31, 2013 compared to

Three Months Ended March 31, 2012.

Revenues

Revenues for the three months ended March 31, 2013 were $313,489, an increase of $95,717, or 44%, over revenues of $217,772 for the three months ended March 31, 2012. The increase was primarily a result of adding approximately $70,000 of revenue from sales of recycled electronics from Youchange operations, which activity is consolidated only subsequent to the date of the Earth911 Merger of October 17, 2012, and increased Earth911 advertising revenues.

Cost of Revenues

Our cost of revenues of $36,693 for the three months ended March 31, 2013 is related to the sales of recycled electronics from the operations of Youchange with no comparable activity in the first quarter of 2012.

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating Expenses

Overall, our operating expenses of $2,273,782 for selling, general, administrative and depreciation for the three months ended March 31, 2013 increased over the same period in 2012 by $629,443, primarily due to the added consolidated expenses from Youchange, increased professional fees related to the merger and platform operating expenses.

Selling, general, and administrative expenses were $2,258,802 and $1,619,889 for the three months ended March 31, 2013 and 2012, respectively, an increase of $638,913 primarily due to the addition of Youchange operating expenses of approximately $393,000 and increased stock-based compensation, payroll, consulting fees, rent, and hosting fees of approximately $205,500. In addition, there was an increase of approximately $40,500 in professional fees for legal and audit substantially related to the Earth911 Merger and the added costs of being a publicly traded company. Operating expenses also included depreciation of $14,980 and $24,044 for the three months ended March 31, 2013 and 2012, respectively, and loss of sale of assets of $406 for the three months ended March 2012.

Interest and Other Expenses

Interest and other expenses were $1,773,414 for the three months ended March 31, 2013 versus $2,186,551 for the same period in 2012, a decrease of $413,137. The decrease was primarily due to $590,855 of lower financing costs attributed to our Convertible Note that was issued with warrants, partially offset by $177,718 of increased interest expense. Pursuant to ASC 815, the warrants had to be bifurcated and valued separately. Interest expense primarily increased due to the increased level of debt and the related amortization of the Convertible Note discount. Of the increased interest expense, approximately $42,000 was cash paid for interest with the remainder related to the increased amortization of notes.

Equity in Quest Income

Equity in Quest income for the three months ended March 31, 2013 and 2012 was $475,796 and $604,558, respectively, or a decrease of $128,762. Although the gross profit at Quest was comparable for the two quarters, operating costs have increased between the two quarters, reflecting the decision to build the infrastructure and make investments for future anticipated growth, primarily for increased sales staff, IT expenditures, and client services. Through our Earth911 subsidiary, we own 50% of Quest.

Net Loss

The net loss for the three months ended March 31, 2013 was $3,297,604 compared to a net loss of $2,661,360 for the three months ended March 31, 2012, an increase loss of $636,244. The explanations above detail the majority of the changes related to the net loss on a year-to-year basis.

Loss Per Share

The loss per share on a basic and diluted basis was ($0.06) for the three months ended March 31, 2013 and 2012. The weighted average number of shares of common stock outstanding increased from 47,534,682 as of March 31, 2012 to 57,961,106 as of March 31, 2013. The increase in the share count was primarily the result of the Earth911 Merger, which was consummated on October 17, 2012.

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

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table reflects the EBITDAS for the three months ended March 31, 2013 and 2012:

RECONCILIATION OF NET LOSS TO EBITDAS

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(3,297,604)	$(2,661,360)

Interest expense	308,414	130,696
Income tax expense (benefit)	—	(347,200)
Depreciation	14,980	24,044
Stock-based compensation	784,105	424,318
Other expense	1,465,000	2,055,855

EBITDAS	$(725,105)	$(373,647)

Liquidity and Capital Resources

Cash Flows

As of March 31, 2013, we had $314,125 of cash and cash equivalents and a working capital deficit of $960,947. The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $949,263 and $891,947 for the three months ended March 31, 2013 and 2012, respectively. Cash used in operating activities primarily related to payments for salaries and wages, professional fees, and general and administrative costs. Our operating activities will require additional cash in the future if we are successful in expanding our planned operations and until such time as we generate a profit from operations and support organic growth.

Cash Flows from Investing Activities

Cash provided from (used in) investing activities was $295,886 and $(11,274), for the three months ended March 31, 2013 and 2012, respectively. Cash used in investing activities for the three months ended March 31, 2013 and 2012 related to cash used for the purchase of property and equipment. Cash provided from investing activities primarily related to cash distributions from Quest.

Cash Flows from Financing Activities

Cash provided by financing activities was $481,774 and $476,428 for the three months ended March 31, 2013 and 2012, respectively. Cash provided by financing activities for the three months ended March 31, 2013 and 2012 primarily related to proceeds from a senior related party secured convertible note. Cash used in financing activities primarily related to financing costs and repayments of notes and capital lease obligations.

Capital Resources

We will require substantial additional capital to pursue our following goals:

•	Completing the acquisition of the 50% of Quest that we do not currently own;

•	Developing our mobile strategy;

•	Expanding visitors to the Earth911.com website and increasing advertising and sponsorship revenues;

•	Expanding our customer reach for use of our data on several platforms and expanding our partnerships;

•	Acquiring or developing strategic relationships with recyclers and refurbishment centers; and

•	Expanding collection events that are hosted by local businesses, schools, and sports teams.

We plan to seek to obtain additional working capital by increasing sales, maintaining efficient operating expenses, borrowing on the secured convertible note, receiving distributions from Quest, converting notes to equity, and through other initiatives. We may require additional working capital to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems,

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and for potential acquisition transactions. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell portions of our business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to our results of operations and financial position.

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

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of long-lived assets, inventory, deferred financing costs, warrant liability, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

•

Expected volatility is measured using the historical weekly changes in the market price of our common stock, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term; and

•	Risk-free interest rate is to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

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

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013 that are of significance, or potential significance to us.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations. We have no transactions or obligations with related parties that are not disclosed, consolidated into, or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Infinity Resources Holdings Corp.

Controls and Procedures

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in January 2013, we retained a new Chief Financial Officer with public company experience to remediate the material weakness previously identified.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I – Item 1A. Risk Factors” in our Transition Report on Form 10-K for the transition period ended December 31, 2012 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow, and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Transition Report on Form 10-K for the transition period ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(None)

Item 3.	Defaults Upon Senior Securities

(None)

Item 4.	Mine Safety Disclosures

(Not Applicable)

Item 5.	Other Information

(a)	(None)

(b)	(None)

Item 6.	Exhibits

Exhibit No.	Exhibit

2.5	Option Agreement, dated as of January 15, 2013, by and between Earth911, Inc. and Quest Resources Group, LLC (1)

2.6	Amendment No. 1 to Option Agreement, dated as of April 29, 2013, by and between Earth911, Inc. and Quest Resources Group, LLC (2)

31.1	Rule 13a-14(a), 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a), 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.
(2)	Filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITY RESOURCES HOLDING CORP.

Date: May 15, 2013	By:	/s/ Barry M. Monheit
Barry M. Monheit
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer