Form 10-Q
period 2013-06-30
Infinity Resources Holdings Corp.
filed 2013-08-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2013, there were outstanding 95,807,463 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,500	$485,728
Accounts receivable, less allowance for doubtful accounts of $8,392 and $7,398 as of June 30, 2013 and December 31, 2012, respectively	165,627	174,013
Inventory	3,405	4,292
Prepaid expenses and other assets	30,259	38,019

Total current assets	391,791	702,052
Property and equipment, net	133,388	156,688
Intangible assets	128,800	128,800
Investment in Quest Resource Management Group, LLC	3,826,566	4,047,615
Prepaid income taxes	5,440	5,440
Security deposits and other assets	133,467	221,354

Total assets	$4,619,452	$5,261,949

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$457,801	$316,597
Accrued liabilities	881,682	648,153
Deferred revenue	295,816	166,362
Long term debt and capital lease obligations—current portion	33,557	72,128
Convertible notes payable—short term, net of discount of $0 and $33,394 as of June 30, 2013 and December 31, 2012, respectively	25,000	99,106

Total current liabilities	1,693,856	1,302,346
Long term senior secured convertible note—related party, net of discount $1,893,079 and $1,313,897 as of June 30, 2013 and December 31, 2012, respectively	1,106,921	686,103
Warrant liability	—	20,233,338

Total liabilities	2,800,777	22,221,787

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 65,424,851 and 58,040,230 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	65,425	58,040
Additional paid-in capital	55,086,429	30,708,473
Accumulated deficit	(53,333,179)	(47,726,351)

Total stockholders’ equity (deficit)	1,818,675	(16,959,838)

Total liabilities and stockholders’ equity (deficit)	$4,619,452	$5,261,949

The accompanying notes are an integral part of these consolidated statements.

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$402,014	$236,585	$715,502	$454,357
Cost of revenue	108,628	—	148,321	—

Gross profit	293,386	236,585	567,181	454,357

Operating expenses:
Selling, general and administrative	2,398,731	1,596,244	4,657,533	3,216,133
Depreciation	14,813	21,236	29,793	45,280
Loss on sale of assets	—	—	—	406

Total operating expenses	2,413,544	1,617,480	4,687,326	3,261,819

Operating loss	(2,120,158)	(1,380,895)	(4,120,145)	(2,807,462)
Other expense:
Interest expense	(292,220)	(244,040)	(600,634)	(374,736)
Valuation expense—common stock warrants	—	25,571	—	25,571
Financing cost for senior secured convertible note—related party	—	—	(1,465,000)	(2,055,855)

Total other expense, net	(292,220)	(218,469)	(2,065,634)	(2,405,020)
Loss before taxes and equity income	(2,412,378)	(1,599,364)	(6,185,779)	(5,212,482)
Equity in Quest Resource Management Group, LLC income	103,155	521,771	578,951	1,126,329

Loss before taxes	(2,309,223)	(1,077,593)	(5,606,828)	(4,086,153)
Income tax expense (benefit)	—	(352,700)	—	(699,900)

Net loss	$(2,309,223)	$(724,893)	$(5,606,828)	$(3,386,253)

Net loss applicable to common stockholders	$(2,309,223)	$(724,893)	$(5,606,828)	$(3,386,253)

Net loss per share
Basic and Diluted	$(0.04)	$(0.02)	$(0.09)	$(0.07)

Weighted average number of common shares outstanding
Basic and Diluted	65,338,152	47,534,682	61,670,008	47,534,682

The accompanying notes are an integral part of these consolidated statements.

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2012	58,040,230	$58,040	$30,708,473	$(47,726,351)	$(16,959,838)
Stock-based compensation expense	—	—	1,394,152	—	1,394,152
Discount senior secured convertible note-related party	—	—	1,000,000	—	1,000,000
Common stock issued for services	61,900	62	178,796	—	178,858
Note conversions and discounts	89,942	90	113,903	—	113,993
Warrant conversions	7,232,779	7,233	21,691,105	—	21,698,338
Net loss	—	—	—	(5,606,828)	(5,606,828)

Balances, June 30, 2013	65,424,851	$65,425	$55,086,429	$(53,333,179)	$1,818,675

The accompanying notes are an integral part of this consolidated statement.

INFINITY RESOURCES HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,606,828)	$(3,386,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29,793	45,280
Amortization of debt discount and deferred financing costs	478,473	223,699
Loss on sale of assets	—	406
Equity in Quest Resource Management Group, LLC income	(578,951)	(1,126,329)
Deferred income taxes	—	(699,900)
Provision (benefit) for doubtful accounts	994	—
Stock-based compensation	1,573,010	848,637
Valuation expense common stock warrants	—	(25,571)
Financing costs for senior convertible note—related party	1,465,000	2,055,855
Changes in operating assets and liabilities:
Accounts receivable	7,392	(116,054)
Inventory	887	—
Prepaid expenses and other assets	7,760	1,279
Security deposits and other assets	63,626	3,684
Accounts payable	141,204	12,979
Accrued liabilities	240,022	40,685
Deferred revenue	129,454	143,830
Accrued interest—related parties	—	112,145

Net cash used in operating activities	(2,048,164)	(1,865,628)

Cash flows from investing activities:
Purchase of property and equipment	(6,493)	(12,856)
Proceeds from sale of property and equipment	—	100
Distributions received from Quest Resource Management Group, LLC	800,000	300,000

Net cash provided by investing activities	793,507	287,244

Cash flows from financing activities:
Proceeds from senior secured convertible note—related party	1,000,000	1,000,000
Repayments capital lease obligations	(38,571)	(28,174)
Financing costs	—	(8,500)

Net cash provided by financing activities	961,429	963,326

Net decrease in cash and cash equivalents	(293,228)	(615,058)
Cash and cash equivalents at beginning of period	485,728	1,274,018

Cash and cash equivalents at end of period	$192,500	$658,960

Supplemental cash flow information:
Cash paid for interest	$83,792	$38,891
Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable, including accrued interest	$113,993	$—
Common stock issued for services and loan fees	$178,858	$—
Common stock issued for warrants—cashless exercise	$21,698,338	$—
Discount to senior secured convertible note-related party	$1,000,000	$500,000

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

Going Concern – During the six months ended June 30, 2013, we incurred a net loss of $5,606,828 and used cash in operations of $2,048,164. At June 30, 2013, we had negative working capital of $1,302,065 and cash and cash equivalents of $192,500. As such, our independent registered public accounting firm has expressed an uncertainty about our ability to continue as a going concern in its opinion attached to our consolidated financial statements for the year ended December 31, 2012, which is more fully discussed in our audited consolidated financial statements for the year ended December 31, 2012. We plan to obtain additional working capital by increasing sales, maintaining efficient operating expenses, receiving distributions from Quest, and through other initiatives. We may require additional working capital to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, and for potential acquisition transactions. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell portions of our business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to our results of operations and financial position. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation and Reclassifications

The consolidated financial statements included herein have been prepared by Infinity Resources without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying consolidated financial statements include the operating activity of Infinity and its subsidiaries, for the three and six months ended June 30, 2013 and 2012, as well as the equity method of accounting for its investment in Quest. The Earth911 Merger, which closed on October 17, 2012, was deemed to be a reverse merger, with Earth911 as the accounting acquirer. As such, the operating activity of Infinity (p/k/n YouChange Holdings Corp.) is consolidated into these consolidated financial statements for the three and six months ended June 30, 2013, and excluded from the three and six months ended June 30, 2012, which occurred prior to the date of the Earth911 Merger. The separate operating activities for Earth911 and the investment in Quest, are included for the three and six months ended June 30, 2013 and 2012. Quest is deemed to be a separate operating unit from Infinity and as such, there are no intercompany transactions that require elimination at this time. All other intercompany accounts and transactions have been eliminated in consolidation.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2013, and the results of our operations and cash flows for the periods presented. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Interim results are subject to seasonal variations and the results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

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

Delivery Has Occurred or Services Have Been Performed – We perform all services or deliver all products prior to recognizing revenue. Services are deemed to be performed when the services are complete.

The Fee for the Arrangement is Fixed or Determinable – Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the quote or accepted customer purchase order.

Collectability Is Reasonably Assured – We assess collectability on a customer by customer basis based on criteria outlined by management.

The revenues reported in 2013 and 2012 are derived primarily from the operations of Earth911 and represent licensing rights. These revenues are recognized ratably over the term of the license. Some revenues are derived from advertising contracts, which are alsorecognized ratably, over the term that the advertisement appears on our website. In addition, advertising revenues are not recognized until such time as persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

Cash and Cash Equivalents

We consider all highly liquid instruments with a remaining maturity of three months or less when purchased to be cash equivalents.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Stock Options – We estimate the fair value of stock options using the Black-Scholes valuation model. Significant Level 3 assumptions used in the calculation were determined as follows:

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

•	Risk-free interest rate is used to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of warrants granted by us and our analysis of potential future forfeitures.

Warrants – We estimate the fair value of the warrant liability using Level 3 inputs for the initial valuation of the warrants using the Black-Scholes valuation model. The Level 1 and 2 inputs utilized the March 29, 2013 cashless exercise value calculated from the exercise of all warrants that were exercisable on that date and the quoted common stock market price. See Note 7.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to our reverse acquisition of Earth911. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2013 and 2012 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes and total 13,107,162 shares at June 30, 2013, and 4,833,951 shares at June 30, 2012.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders—numerator for basic and diluted earnings per share	$(2,309,223)	$(724,893)	$(5,606,828)	$(3,386,253)

Weighted—average common shares outstanding—denominator for basic earnings per share	65,338,152	47,534,682	61,670,008	47,534,682
Net loss per share:
Basic	$(0.04)	$(0.02)	$(0.09)	$(0.07)

Diluted	$(0.04)	$(0.02)	$(0.09)	$(0.07)

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted earnings per share:
Stock options	3,417,115	1,381,115
Warrants	1,381,113	690,608
Convertible notes	8,308,934	2,762,228

	13,107,162	4,833,951

Investment in Quest

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within our balance sheet and statement of operations; however, our share of earnings or losses of the investee company is reflected in the caption “Equity in Quest Resource Management Group, LLC income” in our statement of operations. Our carrying value in an equity method investee company is reflected in the caption “Investment in Quest Resources Management Group, LLC” in our balance sheets.

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

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

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

3. Inventories

As of June 30, 2013 and December 31, 2012, finished goods inventories were $3,405 and $4,292, respectively, and consisted of used consumer electronics and computer devices with no reserve for inventory obsolescence.

4. Property and Equipment

At June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Computer equipment	$157,305	$157,305
Office furniture and equipment	215,518	209,026
Leasehold improvements	6,261	6,261

	379,084	372,592
Less: accumulated depreciation	(245,696)	(215,904)

	$133,388	$156,688

We lease certain furniture and fixtures under agreements that are classified as capital leases. The cost of equipment under these capital leases was $187,356 at June 30, 2013 and December 31, 2012 and is included in the consolidated financial statements as property and equipment. Accumulated depreciation of the leased equipment at June 30, 2013 and December 31, 2012 was $98,664 and $85,337, respectively. Interest expense in the amount of approximately $3,544 is expected to be recognized over the remainder of the lease term.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Compensation	$159,660	$191,393
Deferred rent obligation	132,322	138,926
Professional fees	527,818	302,818
Accrued interest and other	61,882	15,016

	$881,682	$648,153

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

6. Convertible Notes Payable - Current

The activity from December 31, 2012 to June 30, 2013 for convertible notes payable related to Youchange is summarized in the following paragraphs.

During the period ended June 30, 2013, $107,500 of principal and $6,493 of interest was converted into 89,942 shares of our common stock. As of June 30, 2013, the outstanding convertible notes payable and associated accrued interest described below were convertible into a total of approximately 21,641 shares of our common stock. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

The following convertible notes payable were outstanding as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Convertible note payable to unrelated parties, issuance date of October 2011	$—	$10,000
Convertible note payable to unrelated parties, issuance date of April 2012	—	5,000
Convertible note payable to unrelated parties, issuance date of August 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of September 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of September 2012	—	12,500
Convertible note payable to unrelated parties, issuance date of September 2012	25,000	25,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	25,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	25,000

Total convertible notes payable—short term	25,000	132,500
Less: unamortized discounts due to beneficial conversion features	—	(33,394)

Total convertible notes payable—short term, net of discounts	$25,000	$99,106

Further details for the outstanding notes payable are as follows:

• During October 2011, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured three months from the date of issuance and was extended by an additional 30 days. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note. The holder converted the note and its accrued interest during the period ended June 30, 2013 into 9,278 shares of common stock.

• During April 2012, we issued a $5,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured six months from the date of issuance and was extended by an additional 30 days. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.75 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,712 for this convertible note. The holder converted the note and its accrued interest during the period ended June 30, 2013 into 3,130 shares of common stock.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

• During August 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $6,400 for this convertible note. The holder converted the note and its accrued interest during the period ended June 30, 2013 into 8,460 shares of common stock.

• During September 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $8,600 for this convertible note. The holder converted the note and its accrued interest during the period ended June 30, 2013 into 8,339 shares of common stock.

• During September 2012, we issued a $12,500 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $10,750 for this convertible note. The holder converted the note and its accrued interest during the period ended June 30, 2013 into 10,418 shares of common stock.

• During September 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $17,500 for this convertible note. Although this note is past its maturity in the period ended June 30, 2013, the holder is expected to exercise the conversion feature.

• During October 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $11,000 for this convertible note. During the period ended June 30, 2013, the holder converted the note and its accrued interest into 21,031 shares of common stock.

• During October 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,400 for this convertible note. During the period ended June 30, 2013, the holder converted the note and its accrued interest into 8,292 shares of common stock.

• During October 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $13,000 for this convertible note. During the period ended June 30, 2013, the holder converted the note and its accrued interest into 20,994 shares of common stock.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

7. Long Term Debt and Capital Lease Obligations

At June 30, 2013 and December 31, 2012, total long-term debt outstanding consisted of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Senior secured convertible notes payable to a related party, 9% interest due monthly in arrears, due October 2015, repayment provisions discussed further below
(Net of discount of $1,893,079 and $1,313,897 as of June 30, 2013 and December 31, 2012, respectively)	$1,106,921	$686,103
Capital lease obligations, imputed interest at 43.0% to 46.0%, with monthly payments of $8,540 through December 2013, secured by office furniture and fixtures	33,557	72,128

Total	1,140,478	758,231
Less: current maturities	(33,557)	(72,128)

Long-term portion	$1,106,921	$686,103

On March 22, 2012, Earth911 entered into a Securities Purchase Agreement with Stockbridge Enterprises, L.P., a related party (“Stockbridge”), pursuant to which Earth911 issued a senior secured convertible note (the “Convertible Note”) and an initial four warrants to Stockbridge. The Convertible Note is secured by all the assets of Earth911. On each of October 10, 2012 and March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge (the “Allonge” and the “Second Allonge”). The Convertible Note and warrants were also adjusted for the Earth911 Merger in October 2012.

The amended Convertible Note provides for up to $3,000,000 principal with a maturity date of October 1, 2015, which may be extended under certain circumstances. As of June 30, 2013, the full amount of the principal has been drawn. The annual interest rate was adjusted in October 2012 to 9.0% from the original 6.0%, and is due monthly in arrears. Reflecting the adjustment for the Earth911 Merger, the Convertible Note is convertible into shares of our common stock at $0.362 per share prior to the maturity date and $0.181 per common share after the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the conversion price in effect immediately prior to such issue or sale (the “Fixed Conversion Price”). As a result of the Earth911 Merger, our common stock is listed on a United States exchange (a “Triggering Event”), therefore the conversion price is the lower of the Fixed Conversion Price or the average closing bid price during the ten trading days immediately preceding the conversion date. In the event that Earth911 or any of its subsidiaries or affiliated companies closes a financing or funding transaction exceeding $100,000, at the election of Stockbridge, certain percentages of the proceeds of such transaction shall be applied to redeem the outstanding principal amounts of the Convertible Note. Subsequent to June 30, 2013, Stockbridge elected to convert $3 million in principal and accrued interest of $34,500 into 8,382,597 shares of common stock.

In connection with the Convertible Note, we issued five-year warrants that were subsequently adjusted for the Earth911 Merger and consist of the following:

(i)	a warrant issued March 2012 to acquire up to 1,381,115 shares of our common stock, exercisable immediately upon execution of the Convertible Note (“Warrant 1-1”);

(ii)	three contingent warrants issued March 2012, exercisable only in the event that all outstanding principal and accrued interest on the Convertible Note is not paid in full at such dates, as follows: a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of forty-two (42) months after the issuance date of the warrant (“Warrant 1-2”); a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of forty-five (45) months after the issuance date of the warrant (“Warrant 1-3”); and a warrant to acquire up to 690,557 shares of our common stock, exercisable at the conclusion of forty-eight (48) months after the issuance date of the warrant (“Warrant 1-4”);

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

(iii)	a warrant issued October 2012 upon execution of the Allonge to acquire up to 5,524,461 shares of our common stock, exercisable immediately (“Warrant 1-5”); and

(iv)	a warrant issued March 2013 upon execution of the Second Allonge to acquire up to 500,000 shares of our common stock, exercisable immediately (“Warrant 1-6”).

Warrant 1-1 was exercisable at the lower of $0.37 per share or the average closing bid price during the ten trading days immediately preceding the exercise date. Warrant 1-5 was exercisable at the lower of $0.37 per share or the average closing bid price during the ten trading days immediately preceding the exercise date. Warrant 1-6 was exercisable at the lower of $0.37 per share or the average closing bid price during the ten trading days immediately preceding the exercise date.

Warrant 1-1, Warrant 1-5, and Warrant 1-6 were exercised in March 2013 as part of the Second Allonge using a cashless exercise formula.

If the contingent Warrant 1-2, Warrant 1-3, and Warrant 1-4 become exercisable, the exercise price would be the lower of $0.37 per share or the average closing bid price during the ten trading days immediately preceding the exercise date. The exercise price for all of the warrants is also subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the exercise price in effect immediately prior to such issue or sale. These warrants were cancelled when the Convertible Note was converted subsequent to June 30, 2013. (See Note 13)

In connection with the issuance of the Convertible Note, Warrant 1-1 and Warrant 1-5 were initially valued and accounted for as a warrant liability of $18,742,526 and allocated as a discount to the Convertible Note of $1,500,000 with the remainder of $17,242,526 expensed as a financing cost. As of December 31, 2012, the warrants were valued at $20,233,338, increasing the warrant liability by $1,490,812 and recording a valuation loss of $1,490,812. See Note 10 regarding the valuations of the warrant liability.

The Convertible Note increased by another $1,000,000 draw during the six months ended June 30, 2013, which was accounted for as an additional discount and an adjustment to additional paid-in-capital. The Convertible Note discount total of $3,000,000, which is equal to the amount of the funds drawn on the Convertible Note as of June 30, 2012, is being amortized to interest expense over the life of the Convertible Note beginning March 22, 2012. As of June 30, 2013 and December 31, 2012, the unamortized portion of the debt discount was $1,893,079 and $1,313,897, respectively. The amount of interest expense related to the amortization of the discount on the Convertible Note for the six months ended June 30, 2013 and June 30, 2012 was $420,818 and $221,347, respectively.

On March 29, 2013, Stockbridge elected to exercise Warrant 1-1, Warrant 1-5, and Warrant 1-6 with exercisable rights in total to purchase 7,405,576 shares of our common stock at $0.37 per share under the cashless exercise option of the Second Allonge. The net number share calculation in the “Cashless Exercise” formula, as amended and restated, is as follows:

Net Number =

For purposes of the foregoing formula as of March 29, 2013:

A = 7,406,576, the total number of warrant shares with respect to which these warrants were then being exercised.

B = $3.30, the closing price of our common stock plus 10.0% on the date of exercise of the warrant.

C = $0.37, the warrant exercise price then in effect for the applicable warrant shares at the time of such exercise.

D = $3.00, the closing price of our common stock on the date of exercise of the warrant.

Based on the cashless exercise formula, on March 29, 2013 Warrant 1-1, Warrant 1-5, and Warrant 1-6 yielded a net number value of $21,698,338. The net number value equaled 7,232,779 shares of our common stock issued at $3.00 per share under the cashless exercise option.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

8. Investment in Quest Resource Management Group, LLC

We hold a 50% ownership interest in Quest, which we acquired on August 21, 2008. The financial condition and operating results of Quest for the relevant periods are presented below:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed operating statement information:
Net sales	$32,253,788	$33,815,671	$62,904,852	$66,129,578
Gross margin	2,572,054	3,495,146	5,869,408	6,815,638
Income from operations	298,232	1,522,872	1,373,280	2,866,403
Net income	206,310	1,043,542	1,157,902	2,252,659
Company’s equity method income allocation	103,155	521,771	578,951	1,126,329

	June 30,	December 31,
	2013	2012
	(Unaudited)
Condensed balance sheet information:
Current assets	$23,575,354	$20,718,638
Long-term assets	2,097,982	2,118,295

Total Assets	$25,673,336	$22,836,933

Current liabilities	$21,268,430	$17,925,175
Long-term liabilities	—	—
Equity	4,404,906	4,911,758

Total liabilities and members’ equity	$25,673,336	$22,836,933

See Note 13 regarding the purchase of the remaining 50% interest of Quest, subsequent to June 30, 2013.

9. Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. In our opinion, realization of our net operating loss carry forward is not reasonably assured as of June 30, 2013 and December 31, 2012, and valuation allowances of $3,903,000 and $2,433,000, respectively, have been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements. The components of net deferred taxes are as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Deferred tax assets (liabilities):
Net operating loss	$1,861,000	$1,029,000
Stock-based compensation	1,806,000	1,177,000
Accrued interest expense	150,000	155,000
Allowance for doubtful accounts	33,000	22,000
Deferred lease liability	53,000	50,000

Total deferred tax assets	3,903,000	2,433,000
Less: valuation allowance	(3,903,000)	(2,433,000)

Net deferred taxes	$—	$—

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)
U.S. federal statutory rate applied to pretax income	$(1,906,000)	$(11,713,000)
Permanent differences	652,000	10,344,000
State taxes and other	(216,000)	(123,000)
Change in valuation allowance	1,470,000	2,433,000

	$—	$941,000

As of December 31, 2012, we had federal income tax net operating loss carry forwards of approximately $2,600,000, which expire at various dates beginning in 2031. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss.

As of December 31, 2012, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2013. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2012 to 2010. Tax audits by their very nature are often complex and can require several years to complete. Prior to July 13, 2010, as a limited liability company, we were not a tax paying entity for federal and state income tax purposes. Accordingly, our taxable income or loss was allocated to our members in accordance with their respective percentage ownership.

10. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or, for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of convertible notes and warrant liability are reported in other income (expense).

Our initial warrant valuation was measured at fair value by applying the Black-Scholes option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes option valuation for the warrants are as follows: volatility of 66%; risk free interest rate of 1%; expected term of 5 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $2.56 per warrant. The risk free interest rate is based on United States Treasury rates with maturity dates approximating the expected term of the warrants. At the time of the initial warrant valuation, we were a private company and common stock transactions were too infrequent, therefore we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry we operate.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

The March 29, 2013 and December 31, 2012 valuations were measured at fair value by utilizing the quoted market price for our common stock and the valuation for the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of March 29, 2013 and December 31, 2012. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase 6,905,576 shares of our common stock at $0.37 per share, Warrant 1-1 and Warrant 1-5 had a net number value of $20,233,338. Using the same valuation method, Warrant 1-6 had a net number value of $1,465,000 upon issuance on March 29, 2013. All three warrants were exercised on March 29, 2013. See Note 7 and Note 11 for further discussion regarding the cashless exercise of these warrants.

The following table summarizes the warranty liability valuation for the six months ended June 30, 2013:

Fair Value Measurements
Description	Warrant Liability
Beginning balance, December 31, 2012	$20,233,338
Issuances (Level 1 & 2)	1,465,000
Less exercise of warrants	(21,698,338)

Ending balance, June 30, 2013	$—

11. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or outstanding.

Common Stock – Our authorized common stock consists of 100,000,000 shares of common stock with a par value of $0.001 with 65,424,581 shares and 58,040,230 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Warrant exercise	7,232,779	$21,698,338
Common stock issued for services	61,900	178,858
Note conversions and discounts (see Note 6)	89,942	113,993

	7,384,621	$21,991,189

•	See Note 7 regarding the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 on March 29, 2013.

•	Common Stock for Services – We issued 61,900 shares of common stock to employees and consultants during the six months ended June 30, 2013 for $178,858 of services.

Warrants – At December 31, 2012, we had outstanding exercisable warrants, as adjusted, to purchase 6,905,576 shares of common stock at $0.37 per share. On March 29, 2013, we issued an exercisable warrant to purchase 500,000 shares of common stock at $0.37 per share. As of June 30, 2013, there were no outstanding exercisable warrants remaining after the exercise of the warrants on March 29, 2013. At June 30, 2013 and December 31, 2012, we had outstanding contingent warrants, as adjusted, to purchase 1,381,113 shares of common stock at $0.37 per share, which were cancelled subsequent to June 30, 2013. See Note 13. See the discussion under Note 7 for further details regarding the issued warrants related to the Convertible Note, subsequent amendment, and exercise of warrants.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

The following table summarizes the warrants issued and outstanding as of June 30, 2013:

Warrants Issued and Outstanding as of June 30, 2013
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

Stock Option Plan – In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The maximum number of shares of common stock available for grant under the plan is 7,500,000. Stock compensation expense prior to October 2012 is related to options granted prior to the Earth911 Merger that was superseded by the 2012 Plan at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan. Stock-based compensation expense was $1,573,010 and $848,637 for the six months ended June 30, 2013 and 2012, respectively.

Following is a summary of stock option activity subsequent to December 31, 2012 through June 30, 2013:

	Stock Options
			Weighted-
			Average
	Number	Exercise Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2012	3,350,115	2.00—2.79	2.20
Granted	108,000	2.65—2.65	2.65
Canceled/Forfeited	(41,000)	2.10—2.79	2.24

Outstanding at June 30, 2013	3,417,115	2.65—2.65	2.22

As of June 30, 2013, the intrinsic value of options outstanding was $2,468,448 and the intrinsic value of options exercisable was $1,634,218. The following additional information applies to options outstanding at June 30, 2013:

Ranges of Exercise Prices	Outstanding at June 30, 2013	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Excercisable at June 30, 2013	Weighted-Average Exercise Price
$2.00—$2.79	3,417,115	8.2	$2.22	1,989,449	$2.27

At June 30, 2013, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $1,195,331.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

12. Related Party Transactions

Convertible Note – In March 2012, we entered into the Convertible Note with Stockbridge, a related party. In connection with the issuance of the Convertible Note, we issued four warrants (Warrants1-1 through1-4) in March 2012.

Allonge to the Convertible Note – In October 2012, we amended the Convertible Note. The original principal amount was increased to $3,000,000 from the original $1,000,000 amount. The maturity of the note was changed to October 1, 2014. The conversion rate of the Convertible Note was changed to $.50 per common share prior to the maturity date and $.25 per common share after the maturity, subject to certain adjustments. In connection with the amendment, we issued Warrant 1-5 in October 2012 and issued 100,000 shares of our common stock.

Second Allonge to the Convertible Note – On March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge. Under the amendment on March 29, 2013, Earth911 and Stockbridge entered into the Second Allonge, pursuant to which the parties agreed to (i) change all references to common stock, options, warrants, warrant shares, or convertible securities of Earth911 in the original note documents and the Allonge documents to common stock, options, warrants, warrant shares, or convertible securities, respectively, of Infinity, and (ii) expand all references to a “Triggering Event” in the original note documents and the Allonge documents to include any exchanges on which the Infinity common stock may be listed or quoted for trading. The parties also (i) amended how the fair market value of the Infinity common stock, on the date of exercise, would be defined in a formula used to calculate the net number of shares that Stockbridge would receive upon a cashless exercise, (ii) extended the maturity date of the Convertible Note to October 1, 2015, (iii) revised the terms of Warrant 1-5 to apply the conversion rate from the Earth911 to the number of shares of Infinity common stock underlying Warrant 1-5 and the exercise price at which such shares would be issued upon the exercise date, and (iv) amended the exercisable dates of the contingent Warrant 1-2, the contingent Warrant 1-3, and the contingent Warrant 1-4 to be exercisable 42 months, 45 months, and 48 months, respectively, following the issuance date of the contingent warrants. Finally, Stockbridge retroactively agreed to waive its right to effect a partial conversion of the Convertible Note, with such waiver to be effective for a period of 12 months from October 17, 2012.

To effect the changes in the Second Allonge, we issued to Stockbridge an additional warrant to purchase 500,000 shares of our common stock (“Warrant 1-6”). Warrant 1-6 is exercisable at or after the date of the Second Allonge, and is in the same form as Warrant 1-5, as amended by the Second Allonge. Warrant 1-6 will expire five years from the date of issuance.

See Note 7 for a discussion of the Convertible Note and of the exercise of the related exercisable warrants in March 2013.

See Note 13 for a discussion regarding conversion of convertible note and interest subsequent to June 30, 2013.

13. Subsequent Events

Securities Purchase Agreement – Subsequent to June 30, 2013, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with QRG, pursuant to which we acquired all of the issued and outstanding membership interests of Quest, held by QRG, comprising 50% of the membership interests of Quest (the “Quest Interests”). Earth911 has held the remaining 50% of the membership interests of Quest for several years. Concurrently with the execution of the Securities Purchase Agreement, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest. Quest engages in the business of recycling management for large and mid-size corporations in the automotive aftermarket, fleet, municipal, food service, hospitality, retail, office building, construction, hospital, and manufacturing industries.

The purchase price for the Quest Interests consisted of the following: (i) 12,000,000 shares of our common stock issued to Brian Dick, a 50% owner of QRG and Chief Executive Officer of Quest; (ii) 10,000,000 shares of our common stock issued to Jeff Forte, a 50% owner of QRG and President of Quest; (iii) a convertible secured promissory note in the principal amount of $11,000,000 payable to Mr. Dick; and (iv) a convertible secured promissory note in the principal amount of $11,000,000 payable to Mr. Forte. The convertible secured promissory notes issued to each of Messrs. Dick and Forte (collectively, the “Notes”) are each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest) (the “Collateral”), as set forth in security and membership interest pledge agreements, by and between Earth911 and each of Messrs. Dick and Forte (collectively, the “Security Agreements”). The Securities Purchase Agreement provides that the Audit Committee of our Board of Directors has the sole authority and discretion to authorize payments due and owing under the Notes and to take any actions and make all decisions related to the Notes and the Security Agreements, and requires that we (a) deposit in escrow the total interest for the following month from our initial cash receipts from any source, including, without limitation, receivables, loans, sale of assets, or sale of securities, and (b) maintain a reserve of $1.5 million under our line of credit at all times to be used to make interest payments on the Notes, as determined in the sole discretion of the Audit Committee of our Board of Directors.

Infinity Resources Holdings Corp.

Notes to Consolidated Financial Statements - Continued

The Securities Purchase Agreement provides that QRG and Messrs. Dick and Forte may not engage or become financially interested in any Competitive Business within the Restricted Territory (each as defined in the Securities Purchase Agreement) for a period of five years. The Securities Purchase Agreement also provides restrictions with respect to customers of Quest and non-solicitation of employees of Quest for a period of five years. The Securities Purchase Agreement further provides that if there is an event of default on the Notes, QRG and Messrs. Dick and Forte may compete with us and solicit customers, provided that they resign from all positions held with us.

Stockbridge Convertible Note – On July 17, 2013, Stockbridge elected to convert the Convertible Note of $3,000,000 in principal and $34,500 of accrued interest into 8,382,597 shares of our common stock. With the conversion of the Convertible Note, the contingent Warrants 1-2, 1-3 and 1-4 were cancelled.

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

Three and Six Months Ended June 30, 2013 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$402,014	$236,585	$715,502	$454,357
Cost of Revenue	108,628	—	148,321	—

Gross profit	293,386	236,585	567,181	454,357
Operating expenses	2,413,544	1,617,480	4,687,326	3,261,413

Operating loss	(2,120,158)	(1,380,895)	(4,120,145)	(2,807,056)
Interest and other expenses	(292,220)	(244,040)	(600,634)	(374,736)
Financing cost—Senior secured convertible note—related party		—	(1,465,000)	(2,055,855)
Valuation expense—common stock warrants		25,571		25,571
Loss on sale of assets		—		(406)
Equity in Quest income	103,155	521,771	578,951	1,126,329
Income tax expense (benefit)	—	(352,700)	—	(699,900)

Net loss	$(2,309,223)	$(724,893)	$(5,606,828)	$(3,386,253)

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three and Six Months Ended June 30, 2013 compared to Three and Six Months Ended June 30, 2012

Revenues

During the second quarter ended June 30, 2013, revenues increased $165,429 to $402,014 from $236,585 in the second quarter of 2012, representing a 69.9% increase. Revenues for the six months ended June 30, 2013 were $715,502, an increase of $261,145, or 57.5%, over revenues of $454,357 for the six months ended June 30, 2012. The increase was primarily a result of adding approximately $135,000 of revenue from sales of recycled electronics from Youchange operations, which activity is consolidated only subsequent to the date of the Earth911 Merger of October 17, 2012, and increased Earth911 advertising revenues.

Cost of Revenues

Our cost of revenues of $108,628 and $148,321 for the three and six months ended June 30, 2013 is related to the sales of recycled electronics from the operations of Youchange with no comparable activity in the first half of 2012.

Operating Expenses

For the three months ended June 30, 2013, operating expenses increased $796,064, or 49%, to $2,413,544 from $1,617,480 in the same time period in 2012. This was primarily due to the added consolidated expenses from Youchange as well as higher professional fees related to the merger. Overall, our operating expenses of $4,687,326 for selling, general, administrative, and depreciation for the six months ended June 30, 2013 increased over the same period in 2012 by $1,425,507, primarily due to the added consolidated expenses from Youchange, increased professional fees related to the Earth911 Merger, and increased platform operating expenses.

Selling, general, and administrative expenses were $4,657,533 and $3,216,133 for the six months ended June 30, 2013 and 2012, respectively, an increase of $1,441,400 primarily due to the addition of Youchange operating expenses of approximately $754,122 and increased stock-based compensation, payroll, consulting fees, rent, and hosting fees of approximately $396,000. In addition, there was an increase of approximately $312,000 in professional fees for legal and audit services substantially related to the Earth911 Merger and the increased costs of being a publicly traded company. Operating expenses also included depreciation of $29,793 and $45,280 for the six months ended June 30, 2013 and 2012, respectively.

Interest and Other Expenses

During the second quarter ended June 30, 2013, total interest and other expenses increased $73,752 to $292,220 from $218,469 in the second quarter of 2012, representing a 33.8% increase from the 2012 levels primarily due to the increased level of debt. Interest and other expenses were $2,065,634 for the six months ended June 30, 2013 versus $2,405,020 for the same period in 2012, a decrease of $339,386. The decrease was primarily due to $590,855 of lower financing costs attributed to our Convertible Note that was issued with warrants, partially offset by $225,898 of increased interest expense. Pursuant to ASC 815, the warrants had to be bifurcated and valued separately. Interest expense primarily increased due to the increased level of debt and the related amortization of the Convertible Note discount.

Equity in Quest Income

During the second quarter ended June 30, 2013, equity in Quest income decreased $418,616 to $103,155 from $521,771, representing a 80.2% decrease from the 2012 levels. Equity in Quest income for the six months ended June 30, 2013 and 2012 was $578,951 and $1,126,329, respectively, or a decrease of $547,378. Gross profit decreased 14% for the six months ended June 30, 2013 compared to the same time period in 2012 primarily due to contract and billing adjustments and fluctuations in recyclable commodity values. In addition, operating cost increases between the two quarters; reflecting the decision to build the infrastructure and make investments for future anticipated growth, primarily for increased sales staff, IT expenditures, and client services. Through our Earth911 subsidiary, we own 50% of Quest.

Net Loss

During the three months ended June 30, 2013, the net loss from operations increased $1,584,330 to a net loss of $2,309,223 from a net loss of $724,893 for the three months ended June 30, 2012. The net loss for the six months ended June 30, 2013 was $5,606,828 compared to a net loss of $3,386,253 for the six months ended June 30, 2012, an increased loss of $2,220,575. The explanations above detail the majority of the changes related to the net loss on a quarter to quarter and year-to-year basis.

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Loss Per Share

The loss per share on a basic and diluted basis was ($0.04) for the three months ended June 30, 2013 compared to a loss per share of ($0.02) for the comparable period in 2012. The weighted average number of shares of common stock outstanding increased from 47,534,682 as of June 30, 2012 to 65,338,152 as of June 30, 2013. The increase in the share count was primarily a result of the Earth911 Merger, which was consummated on October 17, 2012.

The loss per share on a basic and diluted basis was ($0.09) for the six months ended June 30, 2013 compared to a loss per share of ($0.07) for the comparable period in 2012. The weighted average number of shares of common stock outstanding increased from 47,534,682 as of June 30, 2012 to 61,670,008 as of June 30, 2013. The increase in the share count was primarily the result of the Earth911 Merger, which was consummated on October 17, 2012.

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

The following table reflects the EBITDAS for the six months ended June 30, 2013 and 2012:

RECONCILIATION OF NET LOSS TO EBITDAS

	For the Six Months Ended June 30,
	2013	2012
Net loss	$(5,606,828)	$(3,386,253)
Interest expense	600,634	374,736
Income tax expense (benefit)	—	(699,900)
Depreciation	29,793	45,280
Stock-based compensation	1,573,010	848,637
Other expense	1,465,000	2,030,284

EBITDAS	$1,938,391	$(787,216)

Liquidity and Capital Resources

Cash Flows

As of June 30, 2013, we had $192,500 of cash and cash equivalents and a working capital deficit of $1,302,065. The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $2,048,164 and $1,865,628 for the six months ended June 30, 2013 and 2012, respectively. Cash used in operating activities primarily related to payments for salaries and wages, professional fees, and general and administrative costs. Our operating activities will require additional cash in the future if we are successful in expanding our planned operations and until such time as we generate a profit from operations and support organic growth.

Infinity Resources Holdings Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cash Flows from Investing Activities

Cash provided by investing activities was $793,507 and $287,244 for the six months ended June 30, 2013 and 2012, respectively. Cash provided from investing activities primarily related to cash distributions from Quest.

Cash Flows from Financing Activities

Cash provided by financing activities was $961,429 and $963,326 for the six months ended June 30, 2013 and 2012, respectively. Cash provided by financing activities for the six months ended June 30, 2013 and 2012 primarily related to proceeds from the Convertible Note.

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

We plan to seek to obtain additional working capital by increasing sales, maintaining efficient operating expenses, receiving distributions from Quest, converting notes to equity, and through other initiatives. We may require additional working capital to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, and for potential acquisition transactions. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital or execute other alternatives, we may be required to sell portions of our business, or substantially reduce or curtail our activities. Such actions could result in charges that could be material to our results of operations and financial position.

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

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. As such, our independent registered public accounting firm has expressed an uncertainty about our ability to continue as a going concern which is more fully discussed in our audited consolidated financial statements for the year ended December 31, 2012.

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

•	Risk-free interest rate is used to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

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

As of June 30, 2013 and December 31, 2012, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013 that are of significance, or potential significance to us.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations. We have no transactions or obligations with related parties that are not disclosed, consolidated into, or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

Infinity Resources Holdings Corp.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

Infinity Resources Holdings Corp.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(None)

Item 3.	Defaults Upon Senior Securities

(None)

Item 4.	Mine Safety Disclosures

(Not Applicable)

Item 5.	Other Information

(a)	(None)

(b)	(None)

Infinity Resources Holdings Corp.

Item 6.	Exhibits

Exhibit No.	Exhibit

2.5	Option Agreement, dated as of January 15, 2013, by and between Earth911, Inc. and Quest Resources Group, LLC (1)

2.6	Amendment No. 1 to Option Agreement, dated as of April 29, 2013, by and between Earth911, Inc. and Quest Resources Group, LLC (2)

2.7	Securities Purchase Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp., and Quest Resources Group, LLC, Brian Dick, and Jeff Forte (3)

10.10	Stockholders Voting Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp.; Mitchell A. Saltz and Colton Melby; and Brian Dick and Jeff Forte (4)

10.11	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Brian Dick (5)

10.12	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Jeff Forte (6)

10.13	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Brian Dick (7)

10.14	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Jeff Forte (8)

10.15	Transition Services, Amendment to Severance Agreement, and Release, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Barry M. Monheit (9)

10.16	Employment Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Brian Dick (10)

10.17	Consulting Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Jeff Forte (11)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.

Infinity Resources Holdings Corp.

(2)	Filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013.
(3)	Filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(4)	Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(5)	Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(6)	Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(7)	Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(8)	Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(9)	Filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(10)	Filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(11)	Filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITY RESOURCES HOLDING CORP.

Date: August 14, 2013	By:	/s/ Brian S. Dick
Brian S. Dick
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer