Form 10-Q
period 2013-09-30
Quest Resource Holding Corp
filed 2013-11-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Commission file number: 333-152959

Quest Resource Holding Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	51-0665952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6175 Main Street, Suite 420

Frisco, Texas 75034

(Address of Principal Executive Offices and Zip Code)

(972) 464-0004

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

As of November 1, 2013, there were outstanding 95,814,565 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,629,970	$485,728
Accounts receivable, less allowance for doubtful accounts of $296,184 and $7,398 as of September 30, 2013 and December 31, 2012, respectively	17,709,367	174,013
Inventory	—	4,292
Prepaid expenses and other current assets	367,123	38,019

Total current assets	21,706,460	702,052
Property and equipment, net	706,661	156,688
Goodwill	57,937,290	—
Intangible assets, net	18,724,893	128,800
Investment in Quest Resource Management Group, LLC	—	4,047,615
Prepaid income taxes	5,440	5,440
Security deposits and other assets	109,277	221,354

Total assets	$99,190,021	$5,261,949

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,093,262	$316,597
Accrued liabilities	2,994,132	648,153
Deferred revenue	268,947	166,362
Long term debt and capital lease obligations - current portion	10,845	72,128
Convertible notes payable - short term, net of discount of nil and $33,394 as of September 30, 2013 and December 31, 2012, respectively	25,000	99,106
Line of credit	2,250,000	—

Total current liabilities	25,642,186	1,302,346
Long term senior secured convertible notes - related parties, net of discount $5,118,613 and $1,313,897 as of September 30, 2013 and December 31, 2012, respectively	16,881,387	686,103
Warrant liability	—	20,233,338

Total liabilities	42,523,573	22,221,787

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 95,814,565 and 58,040,230 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	95,815	58,040
Additional paid-in capital	119,154,862	30,708,473
Accumulated deficit	(62,584,229)	(47,726,351)

Total stockholders’ equity (deficit)	56,666,448	(16,959,838)

Total liabilities and stockholders’ equity (deficit)	$99,190,021	$5,261,949

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$28,898,614	$335,886	$29,614,116	$790,244
Cost of revenue	26,232,969	—	26,381,289	—

Gross profit	2,665,645	335,886	3,232,827	790,244

Operating expenses:
Selling, general and administrative	5,027,303	1,170,192	9,684,837	4,386,325
Depreciation and amortization	850,918	8,497	880,711	53,777
Loss on sale of assets	5,227	—	5,227	407
Impairment of goodwill	3,400,667	—	3,400,667	—

Total operating expenses	9,284,115	1,178,689	13,971,442	4,440,509

Operating loss	(6,618,470)	(842,803)	(10,738,615)	(3,650,265)
Other expense:
Interest expense	(2,720,945)	(299,550)	(3,321,579)	(674,286)
Valuation gain (expense) - common stock warrants	—	20,924	—	46,495
Financing cost for senior secured convertible note - related parties	—	—	(1,465,000)	(2,055,855)

Total other expense, net	(2,720,945)	(278,626)	(4,786,579)	(2,683,646)

Loss before taxes and equity income	(9,339,415)	(1,121,429)	(15,525,194)	(6,333,911)
Equity in Quest Resource Management Group, LLC income	88,365	422,579	667,316	1,548,908

Loss before taxes	(9,251,050)	(698,850)	(14,857,878)	(4,785,003)
Income tax expense (benefit)	—	(177,330)	—	(877,230)

Net loss	$(9,251,050)	$(521,520)	$(14,857,878)	$(3,907,773)

Net loss applicable to common stockholders	$(9,251,050)	$(521,520)	$(14,857,878)	$(3,907,773)

Net loss per share
Basic and Diluted	$(0.10)	$(0.01)	$(0.21)	$(0.08)

Weighted average number of common shares outstanding
Basic and Diluted	88,537,546	48,480,581	70,733,534	47,852,282

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2012	58,040,230	$58,040	$30,708,473	$(47,726,351)	$(16,959,838)
Stock-based compensation expense	—	—	1,938,475	—	1,938,475
Discount senior secured convertible note-related party	—	—	6,500,000	—	6,500,000
Common stock issued for services	69,017	69	198,789	—	198,858
Common stock issued for Quest Resource Management Group, LLC	22,000,000	22,000	54,978,000	—	55,000,000
Note conversions and discounts	8,472,539	8,473	3,140,020	—	3,148,493
Warrant conversions	7,232,779	7,233	21,691,105	—	21,698,338
Net loss	—	—	—	(14,857,878)	(14,857,878)

Balances, September 30, 2013	95,814,565	$95,815	$119,154,862	$(62,584,229)	$56,666,448

The accompanying notes are an integral part of this consolidated statement.

QUEST RESOURCE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(14,857,878)	$(3,907,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110,214	53,777
Amortization of intangibles	770,497	—
Amortization of debt discount and deferred financing costs	2,835,843	497,191
Loss on sale/disposition of property and equipment	5,227	407
Equity in Quest Resource Management Group, LLC income	(667,316)	(1,548,909)
Deferred income taxes	—	(811,087)
Provision (benefit) for doubtful accounts	26,988	—
Stock-based compensation	2,137,333	848,636
Valuation expense common stock warrants	—	(46,495)
Financing costs for senior convertible note - related party	1,465,000	2,055,855
Impairment of goodwill	3,400,667	—
Changes in operating assets and liabilities:
Accounts receivable	(2,045,004)	(147,739)
Inventory	4,292	—
Prepaid expenses and other assets	70,310	(15,116)
Prepaid income tax	—	84,460
Security deposits and other assets	66,488	3,684
Accounts payable	1,777,829	78,920
Accrued liabilities	1,671,281	124,918
Deferred revenue	102,585	9,508
Accrued interest - related parties	—	112,145

Net cash used in operating activities	(3,125,644)	(2,607,618)

Cash flows from investing activities:
Purchase of property and equipment	(23,427)	(14,141)
Proceeds from sale of property and equipment	4,621	100
Purchase of interest - Quest Resource Management Group, LLC	4,235,671
Distributions received from Quest Resource Management Group, LLC	1,114,304	600,000

Net cash provided by investing activities	5,331,169	585,959

Cash flows from financing activities:
Proceeds from senior related party secured convertible notes	1,000,000	1,000,000
Proceeds from line of credit	—	—
Repayments capital lease obligations	(61,283)	(42,800)
Proceeds from issuance of stock	—	60,200
Financing costs	—	(8,500)

Net cash provided by financing activities	938,717	1,008,900

Net increase (decrease) in cash and cash equivalents	3,144,242	(1,012,759)
Cash and cash equivalents at beginning of period	485,728	1,274,018

Cash and cash equivalents at end of period	$3,629,970	$261,259

Supplemental cash flow information:
Cash paid for interest	$434,076	$64,951
Supplemental non-cash flow activities:
Common stock issued for deferred compensation	—	260,000
Common stock issued for conversion of related party debt, including accrued interest	—	6,389,042
Common stock issued for conversion of notes payable, including accrued interest	3,148,493	—
Common stock issued for services and loan fees	198,858	—
Common stock issued for warrant liability - cashless exercise	21,698,338	—
Common stock issued for purchase of Quest Resource Management Group, LLC	55,000,000	—
Secured convertible notes - related party	22,000,000	—
Mezzanine financing reclassed to additional paid in capital	—	1,375,933
Warrant liability	—	2,555,855
Discount to senior convertible note-related party	6,500,000	1,000,000

The accompanying notes are an integral part of these consolidated statements.

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements

1. The Company and Description of Business and Future Liquidity Needs

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”), formerly Infinity Resources Holdings Corp., and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“Youchange”) (collectively, “QRHC,” the “Company,” “we,” “us,” or “our”). Effective October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased the shares of common stock authorized for issuance to 200,000,000, and changed our trading symbol to “QRHC.”

On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest held by Quest Resource Group LLC (“QRG”), comprising 50% of the membership interests of Quest (the “Quest Interests”). Our wholly owned subsidiary, Earth911, has held the remaining 50% of the membership interests of Quest for several years. Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest.

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

Operations – We are an environmental solutions company that serves as a single-source provider of full-service recycling and waste stream management solutions, environmental program services and information. We offer innovative, cost-effective, one-stop reuse, recycling, and waste disposal management programs designed to provide regional and national customers with a single point of contact for managing a variety of recyclables and disposables. We also own the Earth911.com website, offering original online environmental related content about reuse, recycling, and disposal of waste and recyclables, and we own a comprehensive online database of local recycling and proper disposal options. As of October 28, 2013, our principal offices are located in Frisco, Texas.

Liquidity – We have restructured and relocated operations of Earth911 and Youchange during the quarter ending September 30, 2013 to reduce future operating expenses. We expect that the acquisition of the Quest Interests will provide increased cash flow from operations. In, addition, we plan to obtain additional working capital by increasing sales, maintaining efficient operating expenses, and through other initiatives. As of December 31, 2012, our independent registered public accounting firm had expressed an uncertainty about our ability to continue as a going concern in its opinion attached to our consolidated financial statements for the year ended December 31, 2012, which is more fully discussed in our audited consolidated financial statements for the year ended December 31, 2012. As of September 30, 2013, we believe that with the restructuring of Earth911 and Youchange and the acquisition of the Quest Interests, we should be able to generate sufficient liquidity for current business operations.

Pro forma Three and Nine Months Ended September 30, 2013 Operating Results – As discussed in footnote 10 to these financial statements, the Company previously owned a 50% ownership interest in Quest, which was accounted for as an equity investment. Effective July 16, 2013 the Company acquired the remaining 50% ownership interest, and now holds 100% of the ownership of Quest. The accompanying financial statements consolidate the results of operations of Quest solely from the date of acquisition, July 16, 2013. The following presentation represents the pro forma consolidated operations as if Quest had been a wholly owned subsidiary for all the respective periods presented.

The following table summarizes our pro forma consolidated operating results for the three and nine months ended September 30, 2013 and 2012, assuming 100% of Quest’s operations were included in the relevant periods:

	Proforma		Proforma
	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated operating statement information:
Net sales	$34,850,463	$33,175,764	$98,470,818	$99,757,822
Gross profit	3,150,339	3,585,371	9,586,929	10,855,368
Income (loss) from operations	(6,433,785)	46,269	(9,347,991)	384,147
Net income (loss)	(9,159,331)	(96,206)	(14,187,247)	(2,358,864)

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation, and Reclassifications

The consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The Earth911 Merger, which closed on October 17, 2012, was deemed to be a reverse merger, with Earth911 as the accounting acquirer. As such, the operating activity of QRHC is consolidated into these consolidated financial statements for the three and nine months ended September 30, 2013, and excluded from the three and nine months ended September 30, 2012, which occurred prior to the date of the Earth911 Merger. Therefore the accompanying consolidated financial statements include (i) the operating activity of QRHC for the three and nine months ended September 30, 2013; (ii) the operating activities for Earth911 for the three and nine months ended September 30, 2013 and 2012 along with the equity method of accounting for our investment in Quest through July 16, 2013; and (iii) the operating activity of Quest subsequent to our acquisition of the Quest Interests on July 16, 2013 through September 30, 2013.

The consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2013, and the results of our operations and cash flows for the periods presented. The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Interim results are subject to seasonal variations and the results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

As Quest, Earth911, and Youchange are deemed to be operating as ecology based green service companies, no segment reporting was deemed necessary.

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

Significant estimates are used when accounting for the collectability of accounts receivable, depreciable lives of fixed assets, accruals, assumptions used in the valuation and recognition of share-based payments and warrant liability, the realization of goodwill and intangible assets, deferred tax assets, the equity method investment in Quest, and the application of accounting for the senior secured convertible notes, all of which are discussed in their respective notes to the consolidated financial statements.

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

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

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

Subsequent to July 16, 2013, the revenues reported include operations from Quest, which provides businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. Quest utilizes third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) ASC Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenues and related costs or the net amount earned as management fees. Generally, when Quest is primarily obligated in a transaction, has latitude in establishing prices and selecting suppliers, has credit risk, or has several but not all of these indicators, revenue is recorded gross. In a situation where Quest is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we would record the net amounts as management fees earned. Currently, we have no net contracts. At this time, amounts collected from customers for sales tax are recorded on a net basis.

In addition, the revenues reported in 2013 and 2012 include the operations of Earth911 and represent licensing rights. These revenues are recognized ratably over the term of the license. Some revenues are derived from advertising contracts, which are also recognized ratably, over the term that the advertisement appears on our website. In addition, advertising revenues are not recognized until such time as persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.

Cash and Cash Equivalents

We consider all highly liquid instruments with a remaining maturity of three months or less when purchased to be cash equivalents.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value is follows:

Level 1: Quoted prices in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimate of assumptions that market participants would use in pricing the asset or liability.

Fair value accounting has been applied to the valuation of stock-based compensation, warrants issued, intangible assets and goodwill. The valuation methodologies and inputs used are discussed in the respective footnotes.

Stock Options - We estimate the fair value of stock options using the Black-Scholes valuation model. Significant Level 3 assumptions used in the calculation were determined as follows:

•	Expected term is determined under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

•	Expected volatility is measured using the historical changes in the market price of our common stock, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term;

•	Risk-free interest rate is used to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to our reverse acquisition of Earth911. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2013 and 2012 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes and totaled 14,090,282 shares at September 30, 2013, and 6,905,774 shares at September 30, 2012.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders - numerator for basic and diluted earnings per share	$(9,251,050)	$(521,520)	$(14,857,878)	$(3,907,773)

Weighted - average common shares outstanding - denominator for basic earnings per share	88,537,546	48,480,581	70,733,534	47,852,282
Net loss per share:

Basic and diluted	$(0.10)	$(0.01)	$(0.21)	$(0.08)

The following table sets forth the anti-dilutive securities excluded from diluted earnings per share:

	As of September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted earnings per share:
Stock options	3,090,282	1,381,115
Warrants	—	2,762,228
Convertible notes	11,000,000	2,762,431

	14,090,282	6,905,774

Investment in Quest

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Prior to July 17, 2013, we accounted for the investment in Quest under the equity method of accounting, where the investee company’s accounts are not reflected within our balance sheet and statement of operations; however, our share of earnings or losses of the investee company is reflected in the caption “Equity in Quest Resource Management Group, LLC income” in our statement of operations. Our carrying value in an equity method investee company is reflected in the caption “Investment in Quest Resources Management Group, LLC” in our balance sheets. Subsequent to our acquisition of the Quest Interests on July 16, 2013, the operational activity after July 16, 2013 to September 30, 2013 and the balance sheet as of September 30, 2013 of Quest are consolidated with QRHC.

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

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

3. Inventories

As of September 30, 2013 and December 31, 2012, finished goods inventories were nil and $4,292, respectively, and consisted of used consumer electronics and computer devices with no reserve for inventory obsolescence.

4. Property and Equipment

At September 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Vehicles	$559,984	$—
Computer equipment	814,636	157,305
Office furniture and equipment	825,051	209,026
Leasehold improvements	18,624	6,261

	2,218,295	372,592
Less: accumulated depreciation	(1,511,634)	(215,904)

	$706,661	$156,688

We lease certain furniture and fixtures under agreements that are classified as capital leases. The cost of equipment under these capital leases was $187,356 at September 30, 2013 and December 31, 2012 and is included in the consolidated financial statements as property and equipment. Accumulated depreciation of the leased equipment at September 30, 2013 and December 31, 2012 was $105,328 and $85,337, respectively. Interest expense in the amount of approximately $637 is expected to be recognized over the remainder of the lease term.

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

5. Intangible Assets

The components of intangible assets are as follows:

September 30, 2013	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$530,000	$12,190,000
Trademarks	7 years	6,230,000	185,417	6,044,583
Non-compete agreements	2 years	400,000	41,666	358,334
Patents	7 years	230,683	208,714	21,969
Customer lists	5 years	157,153	47,146	110,007

Total intangible assets		$19,737,836	$1,012,943	$18,724,893

Goodwill	Indefinite	$57,937,290		$57,937,290

The Company has no indefinite-lived intangible assets other than goodwill. Amortization is computed using the straight-line method over the estimated useful lives. The intangible assets are related to Quest and the amortization expense related to intangible assets subsequent to July 16, 2013 is $770,497 for the period ending September 30, 2013. Goodwill is not deductible for tax purposes.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Compensation	$1,172,591	$191,393
Deferred rent obligation	1,003,325	138,926
Professional fees	676,670	302,818
Insurance	99,602	—
Accrued interest and other	41,944	15,016

	$2,994,132	$648,153

7. Line of Credit

On December 15, 2010, Quest had entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement provides Quest with a loan facility up to $10,000,000 to provide a source of working capital with advances generally limited to 60% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The interest on the outstanding principal amount will accrue daily and be paid monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (4.75% as of September 30, 2013). The base rate for any day is the greater of (a) the Federal funds rate plus one-half of 1%, (b) the Regions published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets. Quest had $2,250,000 outstanding and approximately $7,750,000 available to be borrowed as of September 30, 2013. Any amount remaining outstanding on December 15, 2013, will become due on that date.

8. Convertible Notes Payable - Current

The activity from December 31, 2012 to September 30, 2013 for convertible notes payable related to Youchange is summarized in the following paragraphs.

During the period ended September 30, 2013, $107,500 of principal and $6,493 of interest was converted into 89,942 shares of our common stock. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

The following convertible notes payable were outstanding as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Convertible note payable to unrelated parties, issuance date of October 2011	$—	$10,000
Convertible note payable to unrelated parties, issuance date of April 2012	—	5,000
Convertible note payable to unrelated parties, issuance date of August 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of September 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of September 2012	—	12,500
Convertible note payable to unrelated parties, issuance date of September 2012	25,000	25,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	25,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	25,000

Total convertible notes payable - short term	25,000	132,500
Less: unamortized discounts due to beneficial conversion features	—	(33,394)

Total convertible notes payable - short term, net of discounts	$25,000	$99,106

Further details for the outstanding notes payable are as follows:

•	During October 2011, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured three months from the date of issuance and was extended by an additional 30 days. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note. The holder converted the note and its accrued interest during the period ended September 30, 2013 into 9,278 shares of common stock.

•	During April 2012, we issued a $5,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matured six months from the date of issuance and was extended by an additional 30 days. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.75 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,712 for this convertible note. The holder converted the note and its accrued interest during the period ended September 30, 2013 into 3,130 shares of common stock.

•	During August 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $6,400 for this convertible note. The holder converted the note and its accrued interest during the period ended September 30, 2013 into 8,460 shares of common stock.

•

During September 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $8,600 for this convertible note. The holder converted the note and its accrued interest during the period ended September 30, 2013 into 8,339 shares of common stock.

•	During September 2012, we issued a $12,500 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $10,750 for this convertible note. The holder converted the note and its accrued interest during the period ended September 30, 2013 into 10,418 shares of common stock.

•	During September 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $17,500 for this convertible note. As of September 30, 2013, the convertible note payable and associated accrued interest was convertible into a total of approximately 21,641 shares of our common stock. Although this note is past its maturity in the period ended September 30, 2013, the holder is expected to exercise the conversion feature.

•	During October 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $11,000 for this convertible note. During the period ended September 30, 2013, the holder converted the note and its accrued interest into 21,031 shares of common stock.

•	During October 2012, we issued a $10,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,400 for this convertible note. During the period ended September 30, 2013, the holder converted the note and its accrued interest into 8,292 shares of common stock.

•	During October 2012, we issued a $25,000 convertible note to an unrelated, accredited third party in exchange for cash. The note matures six months from the date of issuance and may be extended by an additional 30 days at our discretion. The note bears interest at a rate of 10.0% per annum and is convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $13,000 for this convertible note. During the period ended September 30, 2013, the holder converted the note and its accrued interest into 20,994 shares of common stock.

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

9. Long Term Debt and Capital Lease Obligations

At September 30, 2013 and December 31, 2012, total long-term debt outstanding consisted of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Senior secured convertible notes payable to a related party, 9% interest due monthly in arrears, converted July 16, 2013 (Net of discount of nil and $1,313,897 as of September 30, 2013 and December 31, 2012, respectively)	$—	$686,103
Secured convertible notes payable to related parties, 7% interest due monthly in arrears, due July 2016, repayment provisions discussed further below (Net of discount of $5,118,613 and nil as of September 30, 2013 and December 31, 2012, respectively)	16,881,387	—
Capital lease obligations, imputed interest at 43.0% to 46.0%, with monthly payments of $8,540 through December 2013, secured by office furniture and fixtures	10,845	72,128

Total	16,892,232	758,231
Less: current maturities	(10,845)	(72,128)

Long-term portion	$16,881,387	$686,103

Stockbridge Senior Secured Convertible Note - On March 22, 2012, Earth911 entered into a securities purchase agreement with Stockbridge Enterprises, L.P., a related party (“Stockbridge”), pursuant to which Earth911 issued a senior secured convertible note (the “Convertible Note”) and an initial four warrants to Stockbridge. The Convertible Note was secured by all the assets of Earth911. On each of October 10, 2012 and March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge (the “Allonge” and the “Second Allonge”). The Convertible Note and warrants were also adjusted for the Earth911 Merger in October 2012. On July 16, 2013, Stockbridge elected to convert the Convertible Note of $3,000,000 in principal and $34,500 of accrued interest into 8,382,597 shares of our common stock.

The amended Convertible Note provided for up to $3,000,000 principal with a maturity date of October 1, 2015, which was extendable under certain circumstances. As of June 30, 2013, the full amount of the principal had been drawn. The annual interest rate was adjusted in October 2012 to 9.0% from the original 6.0%, and was due monthly in arrears. Reflecting the adjustment for the Earth911 Merger, the Convertible Note was convertible into shares of our common stock at $0.362 per share prior to the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price was lower than the conversion price in effect immediately prior to such issue or sale (the “Fixed Conversion Price”). As a result of the Earth911 Merger, our common stock is listed on a United States exchange (a “Triggering Event”), therefore the conversion price was the lower of the Fixed Conversion Price or the average closing bid price during the ten trading days immediately preceding the conversion date.

In connection with the Convertible Note, we issued five-year warrants that were subsequently adjusted for the Earth911 Merger and consisted of the following:

(i)	a warrant issued March 2012 to acquire up to 1,381,115 shares of our common stock, exercisable immediately upon execution of the Convertible Note (“Warrant 1-1”);

(ii)

three contingent warrants issued March 2012, exercisable only in the event that all outstanding principal and accrued interest on the Convertible Note was not paid in full at such dates, as follows: a warrant to acquire up to 345,278 shares of

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

our common stock, exercisable at the conclusion of forty-two (42) months after the issuance date of the warrant (“Warrant 1-2”); a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of forty-five (45) months after the issuance date of the warrant (“Warrant 1-3”); and a warrant to acquire up to 690,557 shares of our common stock, exercisable at the conclusion of forty-eight (48) months after the issuance date of the warrant (“Warrant 1-4”);

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

If the contingent Warrant 1-2, Warrant 1-3, and Warrant 1-4 had become exercisable, the exercise price would have been the lower of $0.37 per share or the average closing bid price during the ten trading days immediately preceding the exercise date. The exercise price for all of the warrants was also subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the exercise price in effect immediately prior to such issue or sale. These warrants were cancelled when the Convertible Note was converted on July 16, 2013.

In connection with the issuance of the Convertible Note, Warrant 1-1 and Warrant 1-5 were initially valued and accounted for as a warrant liability of $18,742,526 and allocated as a discount to the Convertible Note of $1,500,000 with the remainder of $17,242,526 expensed as a financing cost. As of December 31, 2012, the warrants were valued at $20,233,338, increasing the warrant liability by $1,490,812 and recording a valuation loss of $1,490,812. See Note 12 regarding the valuations of the warrant liability.

The Convertible Note increased by another $1,000,000 draw during the nine months ended September 30, 2013, which was accounted for as an additional discount and an adjustment to additional paid-in-capital. The Convertible Note discount total of $3,000,000, which is equal to the amount of the funds drawn on the Convertible Note, was being amortized to interest expense over the life of the Convertible Note beginning March 22, 2012. As of September 30, 2013 and December 31, 2012, the unamortized portion of the debt discount was nil and $1,313,897, respectively. The amount of interest expense related to the amortization of the discount on the Convertible Note for the nine months ended September 30, 2013 and September 30, 2012 was $2,313,897 and $492,696, respectively.

On March 29, 2013, Stockbridge elected to exercise Warrant 1-1, Warrant 1-5, and Warrant 1-6 with exercisable rights in total to purchase 7,405,576 shares of our common stock at $0.37 per share under the cashless exercise option of the Second Allonge. The net number share calculation in the “Cashless Exercise” formula, as amended and restated, was as follows:

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

Convertible Secured Promissory Notes – Quest Acquisition - In connection with our acquisition of Quest on July 16, 2013, a convertible secured promissory note in the principal amount of $11,000,000 payable to each of Brian Dick, an owner of QRG, and Chief Executive Officer of Quest; and Jeffrey Forte, an owner of QRG and President of Quest. The secured convertible promissory

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

notes issued to each of Messrs. Dick and Forte (collectively, the “Sellers Notes”) are each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and each of Messrs. Dick and Forte. The Sellers Notes accrue interest at a rate of 7% per annum and are payable on a monthly basis on the 5th day of the month beginning on September 5, 2013. The principal amount will be due and payable in one installment on July 16, 2016.

The Sellers Notes are convertible at any time, in the sole discretion of each holder, into shares of our common stock at a price of $2.00 per share. In addition, the Sellers Notes are convertible, in our sole discretion, into shares of our common stock at a price of $2.00 per share at any time (i) after the two year anniversary of the Notes, (ii) the principal amount of each Sellers Notes has been paid down by $5,000,000 as a result of the first capital raise, (iii) our common stock trades on the Nasdaq Stock Market, the New York Stock Exchange, or NYSE MKT, and (iv) our common stock has traded at four times the $2.00 conversion price, as adjusted for any stock splits, reverse stock splits, or both. Based on our share price at the time the Sellers Notes agreement was entered into, we recognized a beneficial conversion feature of $5,500,000 and discounted the Sellers Notes. As of September 30, 2013, the unamortized discount on the Sellers Notes was $5,118,613. The amount of interest expense related to the Sellers Notes for the period from July 17, 2013 until September 30, 2013 was $324,876. The amount of interest expense related to the amortization of the discount on the Sellers Notes for the period from July 17, 2013 until September 30, 2013 was $381,387.

10. Investment in Quest Resource Management Group, LLC and Acquisition of Quest Interests

Prior to July 16, 2013, QRHC held a 50% ownership interest in Quest, which Earth911 acquired on August 21, 2008. Subsequent to the purchase of the Quest Interests on July 16, 2013, 100% of the operating activity of Quest was consolidated into the operations of QRHC and reflects the adjustments for the ownership purchase and valuation of goodwill.

On July 16, 2013, we acquired all of the Quest Interests, held by QRG, comprising 50% of the membership interests of Quest. Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911, our wholly owned subsidiary, so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest.

The acquisition accounting for the acquired Quest Interests and the step up basis of the previously owned 50% interest resulted in assets, liabilities, intangibles and goodwill totaling $77,200,000 as follows:

Net assets and liabilities	$1,214,804
Customer Relationships	12,720,000
Trademarks	6,230,000
NonCompetes	400,000
Goodwill	56,635,196

$77,200,000

The purchase price for the Quest Interests consisted of the following: (i) 12,000,000 shares of QRHC common stock issued to Brian Dick, a 50% owner of QRG and Chief Executive Officer of Quest; (ii) 10,000,000 shares of QRHC common stock issued to Jeff Forte, a 50% owner of QRG and President of Quest; and (iii) the Sellers Notes in the aggregate principal amount of $22,000,000. The Sellers Notes are each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and each of Messrs. Dick and Forte.

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

The financial condition and operating results of Quest for the relevant periods are presented below:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed operating statement information:
Net sales	$34,561,241	$32,839,878	$97,466,094	$98,967,578
Gross profit	2,870,821	3,249,485	8,740,229	10,065,124
Income (loss) from operations	(3,530,830)	889,072	(2,324,891)	4,034,412
Net income (loss)	(3,558,472)	847,893	(2,400,609)	3,097,817
Reported as part of the Quest operations for the relevant periods
Equity in Quest Resource Management Group, LLC income
50% ownership interest	$88,365	$422,579	$667,316	$1,548,908
Consolidated amounts subsequent to July 16, 2013
100% ownership interest
Net sales	$28,609,392	$—	$28,609,392	$—
Gross margin	2,386,127	—	2,386,127	—
Income (loss) from operations	(3,715,515)	—	(3,715,515)	—
Net income (loss)	(3,738,556)	—	(3,738,556)	—

The three months and nine months ended September 30, 2013 shown above include the non-recurring impairment of goodwill of $3,400,667 and the additional amortization of intangible assets of $757,083 related to the acquisition of the Quest Interests.

The balance sheet of Quest as of December 31, 2012 is present below:

December 31, 2012
Condensed balance sheet information:
Current assets	$20,718,638
Long-term assets	2,118,295

Total Assets	$22,836,933

Current liabilities	$17,925,175
Long-term liabilities	—
Equity	4,911,758

Total liabilities and members’ equity	$22,836,933

As of September 30, 2013, the condensed balance sheet and the operations reflect the allocation of the purchase price resulting in additional goodwill and intangible assets of $75,985,196, the impairment of goodwill of $3,400,667, and the related amortization of the intangible assets of $770,497 for the period from July 16, 2013 to September 30, 2013.

11. Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. In our opinion, realization of our net operating loss carry forward is not reasonably assured as of September 30, 2013 and December 31, 2012, and valuation allowances of $5,551,000 and $2,433,000, respectively, have been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

The components of net deferred taxes are as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)
Deferred tax assets (liabilities):
Net operating loss	$2,933,000	$1,029,000
Stock-based compensation	2,032,000	1,177,000
Accrued interest expense	150,000	155,000
Allowance for doubtful accounts	46,000	22,000
Deferred lease liability	390,000	50,000

Total deferred tax assets	5,551,000	2,433,000
Less: valuation allowance	(5,551,000)	(2,433,000)

Net deferred taxes	—	—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)
U.S. federal statutory rate applied to pretax income	$(5,052,000)	$(11,713,000)
Permanent differences	2,582,000	10,344,000
State taxes and other	(648,000)	(123,000)
Change in valuation allowance	3,118,000	2,433,000

	$—	$941,000

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

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

12. Fair Value of Financial Instruments

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

The March 29, 2013 and December 31, 2012 valuations were measured at fair value by utilizing the quoted market price for our common stock and the valuation for the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of March 29, 2013 and December 31, 2012. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase 6,905,576 shares of our common stock at $0.37 per share, Warrant 1-1 and Warrant 1-5 had a net number value of $20,233,338. Using the same valuation method, Warrant 1-6 had a net number value of $1,465,000 upon issuance on March 29, 2013. All three warrants were exercised on March 29, 2013. See Note 9 and Note 13 for further discussion regarding the cashless exercise of these warrants.

The following table summarizes the warranty liability valuation for the nine months ended September 30, 2013:

Fair Value Measurements
Description	Warrant Liability
Beginning balance, December 31, 2012	$20,233,338
Issuances (Level 1 & 2)	1,465,000
Less exercise of warrants	(21,698,338)

Ending balance, September 30, 2013	$—

13. Stockholders’ Equity

Preferred Stock - Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or outstanding.

Common Stock - Our authorized common stock consists of 100,000,000 shares of common stock with a par value of $0.001 with 95,814,565 shares and 58,040,230 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

During the nine months ended September 30, 2013, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Common stock issued for services	69,017	$198,858
Common stock issued for Quest	22,000,000	55,000,000
Note and interest conversions	8,472,539	3,148,493
Warrant conversions	7,232,779	21,698,338

	37,774,335	$80,045,689

Common Stock for Services - We issued 69,017 shares of common stock to employees and consultants during the nine months ended September 30, 2013 for $198,858 of services.

Warrants - At December 31, 2012, we had outstanding exercisable warrants, as adjusted, to purchase 6,905,576 shares of common stock at $0.37 per share. On March 29, 2013, we issued an exercisable warrant to purchase 500,000 shares of common stock at $0.37 per share. As of September 30, 2013, there were no outstanding exercisable warrants remaining after the exercise of the warrants on March 29, 2013. At December 31, 2012, we had outstanding contingent warrants, as adjusted, to purchase 1,381,113 shares of common stock at $0.37 per share, which were cancelled upon conversion of the Convertible Note on July 16, 2013. See the discussion under Note 9 for further details regarding the issued warrants related to the Convertible Note, subsequent amendment, and exercise of warrants.

Warrants Issued and Outstanding as of September 30, 2013
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrant 1-1	03/22/12	03/21/17	$0.37	1,381,115
Warrant 1-5	10/10/12	10/09/17	$0.37	5,524,461
Warrant 1-6	03/29/13	03/21/17	$0.37	500,000
Less warrants exercised				(7,405,576)

Total exercisable warrants				—
Contingent warrants
Warrant 1-2	03/22/12	03/21/17	$0.37	345,278
Warrant 1-3	03/22/12	03/21/17	$0.37	345,278
Warrant 1-4	03/22/12	03/21/17	$0.37	690,557
Less warrants cancelled				(1,381,113)

Total contingent warrants				—

Total warrants issued and outstanding				—

Stock Option Plan - In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The maximum number of shares of common stock available for grant under the plan is 7,500,000. Stock compensation expense prior to October 2012 is related to options granted prior to the Earth911 Merger that was superseded by the 2012 Plan at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan. Stock-based compensation expense was $2,137,333 and $848,637 for the nine months ended September 30, 2013 and 2012, respectively.

Quest Resource Holding Corporation

Notes to Consolidated Financial Statements - Continued

Following is a summary of stock option activity subsequent to December 31, 2012 through September 30, 2013:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2012	3,350,115	2.00 - 2.79	2.20
Granted	108,000	2.65 - 2.65	2.65
Canceled/Forfeited	(367,833)	2.10 - 2.79	2.24

Outstanding at September 30, 2013	3,090,282	2.65 - 2.65	2.22

As of September 30, 2013, the intrinsic value of options outstanding was $299,584 and the intrinsic value of options exercisable was $240,844.

The following additional information applies to options outstanding at September 30, 2013:

		Weighted-
		Average	Weighted-		Weighted-
Ranges of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2013	Life	Price	2013	Price
$2.00 - $2.79	3,090,282	5.3	$2.22	2,872,782	$2.21

At September 30, 2013, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $587,098.

14. Goodwill and Valuation Impairment

We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

In connection with the acquisition of all of the Quest Interests, we recognized $56,365,196 of goodwill after an impairment of $3,400,667.

15. Related Party Transactions

Stockbridge Convertible Note - In March 2012, we entered into the Convertible Note with Stockbridge, a related party. In connection with the issuance of the Convertible Note, we issued four warrants (Warrants1-1 through 1-4) in March 2012. On July 16, 2013, Stockbridge elected to convert the Convertible Note of $3,000,000 in principal and $34,500 of accrued interest into 8,382,597 shares of our common stock. With the conversion of the Convertible Note, the contingent Warrants 1-2, 1-3, and 1-4 were cancelled.

Allonge to the Convertible Note - In October 2012, we amended the Convertible Note. The original principal amount was increased to $3,000,000 from the original $1,000,000 amount. The maturity of the note was changed to October 1, 2014. The conversion rate of the Convertible Note was changed to $.50 per common share prior to the maturity date and $.25 per common share after the maturity, subject to certain adjustments. In connection with the amendment, we issued Warrant 1-5 in October 2012 and issued 100,000 shares of our common stock.

Second Allonge to the Convertible Note - On March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge. Under the amendment on March 29, 2013, Earth911 and Stockbridge entered into the Second Allonge, pursuant to which the parties agreed to (i) change all references to common stock, options, warrants, warrant shares, or convertible securities of Earth911 in the original note documents and the Allonge documents to our common stock, options, warrants, warrant shares, or convertible securities, respectively, and (ii) expand all references to a “Triggering Event” in the original note documents and the Allonge documents to include any exchanges on which our common stock may be listed or quoted for trading. The parties also (i) amended how the fair market value of our common stock, on the date of exercise, would be defined in a formula used to calculate the net number of shares that Stockbridge would receive upon a cashless exercise, (ii) extended the maturity date of the Convertible Note to October 1, 2015, (iii) revised the terms of Warrant 1-5 to apply the conversion rate from the Earth911 to the number of shares of our common stock underlying Warrant 1-5 and the exercise price at which such shares would be issued upon the exercise date, and (iv) amended the exercisable dates of the contingent Warrant 1-2, the contingent Warrant 1-3, and the contingent Warrant 1-4 to be exercisable 42 months, 45 months, and 48 months, respectively, following the issuance date of the contingent warrants. Finally, Stockbridge retroactively agreed to waive its right to effect a partial conversion of the Convertible Note, with such waiver to be effective for a period of 12 months from October 17, 2012.

To effect the changes in the Second Allonge, we issued to Stockbridge an additional warrant to purchase 500,000 shares of our common stock (“Warrant 1-6”). Warrant 1-6 is exercisable at or after the date of the Second Allonge, and is in the same form as Warrant 1-5, as amended by the Second Allonge. Warrant 1-6 will expire five years from the date of issuance.

See Note 9 for a discussion of the Convertible Note and of the exercise of the related exercisable warrants in March 2013.

See Note 13 for a discussion regarding conversion of convertible note and interest.

Acquisition of the Quest Interests - We entered into a securities purchase agreement (the “Securities Purchase Agreement”) with QRG, pursuant to which we acquired all of the Quest Interests, held by QRG, comprising 50% of the membership interests of Quest . Earth911 has held the remaining 50% of the membership interests of Quest for several years. Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest. Quest engages in the business of recycling management for large and mid-size corporations in the automotive aftermarket, fleet, municipal, food service, hospitality, retail, office building, construction, hospital, and manufacturing industries.

The purchase price for the Quest Interests consisted of the following: (i) 12,000,000 shares of our common stock issued to Brian Dick, a 50% owner of QRG and Chief Executive Officer of Quest; (ii) 10,000,000 shares of our common stock issued to Jeff Forte, a 50% owner of QRG and President of Quest; and (iii) the Sellers Notes with an aggregate principal amount of $22,000,000. The Sellers Notes are each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and each of Messrs. Dick and Forte. The notes are for three years and accrue interest at an annual rate of 7%.

The Securities Purchase Agreement provides that QRG and Messrs. Dick and Forte may not engage or become financially interested in any Competitive Business within the Restricted Territory (each as defined in the Securities Purchase Agreement) for a period of five years. The Securities Purchase Agreement also provides restrictions with respect to customers of Quest and non-solicitation of employees of Quest for a period of five years. The Securities Purchase Agreement further provides that if there is an event of default on the Sellers Notes, QRG and Messrs. Dick and Forte may compete with us and solicit customers, provided that they resign from all positions held with us.

16. Subsequent Events

Effective October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our authorized shares of common stock to 200,000,000, and changed our trading symbol to “QRHC.”

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

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. In May 2010, we changed our name to YouChange Holdings Corp. Our fiscal year end was June 30. On October 17, 2012, immediately prior to closing a merger transaction with Earth911, Inc. (“Earth911”), we filed Amended and Restated Articles of Incorporation to (i) change our name to Infinity Resources Holdings Corp., (ii) increase the shares of common stock authorized for issuance to 100,000,000, (iii) authorize a total of 10,000,000 shares of preferred stock to be designated in series or classes as our board of directors may determine, (iv) effect a 1-for-5 reverse split of our common stock, and (v) divide our board of directors into three classes, as nearly equal in number as possible. On October 17, 2012, we closed the merger transaction (the “Earth911 Merger”) to acquire Earth911 as a wholly owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company. Because the former stockholders of Earth911 acquired more than 50% of our common stock in the Earth911 Merger, the financial statements and fiscal year end of Earth911 became our financial statements and fiscal year end even though we were the surviving corporation. On December 11, 2012, our board of directors approved a change to our fiscal year end from June 30 to December 31.

On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC (“Quest”), held by Quest Resource Group LLC (“QRG”), comprising 50% of the membership interests of Quest (the “Quest Interests”). Our wholly owned subsidiary, Earth911, has held the remaining 50% of the membership interests of Quest for several years. Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest. Effective October 28, 2013, we changed our name to Quest Resource Holding Corporation (“QRHC”), increased our shares of common stock authorized for issuance to 200,000,000, and changed our trading symbol to “QRHC.”

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of Quest Resource Holding Corporation, Quest, and Earth911 occurring after the Earth911 Merger. Prior to the consummation of the Earth911 Merger, our operating activity was immaterial to our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and has not been included in the discussion below.

For accounting purposes, the Earth911 Merger has been accounted for as a reverse acquisition, with Earth911 as the accounting acquirer. The consolidated financial statements of Quest Resource Holding Corporation included in this Quarterly Report on Form 10-Q represent a continuation of the financial statements of Earth911, with one adjustment, which is to retroactively adjust the legal capital of Earth911 to reflect the legal capital of Quest Resource Holding Corporation. See Note 2 of the notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Three and Nine Months Ended September 30, 2013 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$28,898,614	$335,886	$29,614,116	$790,244
Cost of revenue	26,232,969	—	26,381,289	—

Gross profit	2,665,645	335,886	3,232,827	790,244
Operating expenses:
Selling, general and administrative	5,027,303	1,170,192	9,684,837	4,386,325
Depreciation and amortization	850,918	8,497	880,711	53,777
Loss on sale of assets	5,227	—	5,227	407
Impairment of goodwill	3,400,667	—	3,400,667	—

Total operating expenses	9,284,115	1,178,689	13,971,442	4,440,509

Operating loss	(6,618,470)	(842,803)	(10,738,615)	(3,650,265)
Interest expense	(2,720,945)	(299,550)	(3,321,579)	(674,286)
Valuation gain (expense) - common stock warrants	—	20,924	—	46,495
Financing cost for senior secured convertible note - related party	—	—	(1,465,000)	(2,055,855)
Equity in Quest Resource Management Group, LLC income	88,365	422,579	667,316	1,548,908
Income tax expense (benefit)	—	(177,330)	—	(877,230)

Net loss	$(9,251,050)	$(521,520)	$(14,857,878)	$(3,907,773)

Pro forma Three and Nine Months Ended September 30, 2013 Operating Results

The following table summarizes our pro forma condensed consolidated operating results for the three and nine months ended September 30, 2013 and 2012, assuming 100% of Quest’s operations as they existed at the time were included in the relevant periods:

	Proforma		Proforma
	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated operating statement information:
Net sales	$34,850,463	$33,275,764	$98,470,818	$99,757,822
Gross profit	3,150,339	3,585,371	9,586,929	10,855,368
Income (loss) from operations	(6,433,785)	46,269	(9,347,991)	384,147
Net income (loss)	(9,159,331)	(96,206)	(14,187,247)	(2,358,864)

Reconciliation to EBITDAS:
Net income (loss)	$(9,159,331)	$(96,206)	$(14,187,247)	$(2,358,864)
Interest expense	2,725,546	340,729	3,374,256	731,215
Income tax expense (benefit)	—	(177,330)	—	(877,230)
Depreciation and amortization	866,866	92,599	1,082,494	318,956
Stock-based compensation	564,323	—	2,137,333	848,636
Other expenses	—	(20,924)	1,465,000	2,009,360

EBITDAS	$(5,002,596)	$138,868	$(6,128,164)	$672,073

The three months and nine months ended September 30, 2013 shown above include the non-recurring impairment of goodwill of $3,400,667 and the amortization of intangible assets of $757,083 related to the acquisition of the Quest Interests. We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, and stock-related non-cash charges (“EBITDAS”) to evaluate our performance.

We believe to further illustrate our performance other non-recurring items for the nine months ended September 30, 2013 and 2012 are summarized below in relationship to the pro forma EBITDAS:

	Proforma		Proforma
	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
EBITDAS	$(5,002,596)	$138,868	$(6,128,164)	$672,073
Selling, general and administrative - restructuring expenses	1,656,000	—	1,656,000	—
Impairment of goodwill	3,400,667	—	3,400,667	—

	$54,071	$138,868	$(1,071,497)	$672,073

Three and Nine Months Ended September 30, 2013 compared to Three and Nine Months Ended September 30, 2012

Revenues

During the third quarter ended September 30, 2013, revenues increased by $28,562,728 to $28,898,614 from $335,886 in the third quarter of 2012. Revenues for the nine months ended September 30, 2013 were $29,614,116, an increase of $28,823,872 over revenues of $790,244 for the nine months ended September 30, 2012. The increase was primarily due to the consolidation of Quest subsequent to our acquisition of the Quest Interests on July 16, 2013, which contributed approximately $28,609,000 in revenues.

Cost of Revenues

Our cost of revenues of $26,232,969 and $26,381,289 for the three and nine months ended September 30, 2013, respectively, is primarily related to the consolidation of Quest’s operations subsequent to July 16, 2013 and the sales of recycled electronics from the operations of Youchange subsequent to the October 2012 Earth911 Merger, with no comparable activity in the first nine months of 2012.

Operating Expenses

For the three months ended September 30, 2013, operating expenses increased $8,105,426 to $9,284,115 from $1,178,689 in the same time period in 2012. For the nine months ended September 30, 2013, our operating expenses of $13,971,442 increased over the same period in 2012 by $9,530,933 from $4,440,509. This was primarily due to the added consolidated expenses from Quest’s operations beginning July 17, 2013and Youchange subsequent to the October 2012 Earth911 Merger. In addition, there was a one-time charge of $3,400,667 for goodwill impairment related to the acquisition of the Quest Interests and the restructuring expenses paid and accrued of approximately $1,656,314 related to the reorganizing of the Earth911 and Youchange operations and the move of the principal business offices to Frisco, Texas. In addition, we had increased professional fees related to the Earth911 Merger and the acquisition of the Quest Interests along with increased Earth911 platform operating expenses.

Selling, general, and administrative expenses were $9,684,837 and $4,386,325 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $5,298,512 primarily due to the addition of Quest and Youchange operating expenses of approximately $1,864,000 and 1,085,810 respectively, and along with restructuring charges of approximately $1,656,000. Operating expenses also included depreciation and amortization of $880,711 and $53,777 for the nine months ended September 30, 2013 and 2012, respectively, which primarily increased due to the addition of the Quest Interests beginning July 17, 2013 and the increased amortization of $757,083 from the recognition of $19,350,000 of intangible assets related to the acquisition of the Quest Interests.

Interest and Other Expenses

During the third quarter ended September 30, 2013, total interest and other expenses increased $2,421,395 to $2,720,945 from $299,550 in the third quarter of 2012 primarily due to interest related to the addition of the two Sellers Notes totaling $22,000,000 as part of the acquisition of the Quest Interests on July 16, 2013. For the nine months ended September 30, 2013, interest and other expenses were $4,786,579 versus $2,683,646 for the same period in 2012, an increase of $2,102,933. The increase was primarily due to the addition of the two Sellers Notes totaling $22,000,000 on July 16, 2013 and the related amortization of the $5,500,000 note discount. This increase was partially offset by lower financing costs of approximately $591,000 attributed to our Convertible Note that was issued with warrants that pursuant to ASC 815 were bifurcated and valued separately.

Equity in Quest Income

During the third quarter ended September 30, 2013, equity in Quest income decreased $334,214 to $88,365 from $422,579. Equity in Quest income for the nine months ended September 30, 2013 and 2012 was $667,316 and $1,548,908, respectively, or a decrease of $881,592. The decrease is the result of only recognizing equity method income through July 16, 2013.

Net Loss

During the three months ended September 30, 2013, the net loss from operations increased $8,729,530 to a net loss of $9,251,050 from a net loss of $521,520 for the three months ended September 30, 2012. The net loss for the nine months ended September 30, 2013 was $14,857,878 compared to a net loss of $3,907,773 for the nine months ended September 30, 2012, an increased loss of $10,950,105. The explanations above detail the majority of the changes related to the net loss on a quarter-to-quarter and year-to-year basis.

Loss Per Share

The loss per share on a basic and diluted basis was ($0.10) for the three months ended September 30, 2013 compared to a loss per share of ($0.01) for the comparable period in 2012. The weighted average number of shares of common stock outstanding increased from 48,480,581 as of September 30, 2012 to 88,537,546 as of September 30, 2013. The increase in the share count was primarily a result of the Earth911 Merger, which was consummated on October 17, 2012, and our acquisition of the Quest Interests on July 16, 2013.

The loss per share on a basic and diluted basis was ($0.21) for the nine months ended September 30, 2013 compared to a loss per share of ($0.08) for the comparable period in 2012. The weighted average number of shares of common stock outstanding increased from 47,852,282 as of September 30, 2012 to 70,733,534 as of September 30, 2013. The increase in the share count was primarily the result of the Earth911 Merger, which was consummated on October 17, 2012, and our acquisition of the Quest Interests on July 16, 2013.

Our business plan contemplates a rapid expansion of our operations, which may place a significant strain on our management, financial, and other resources. Our ability to manage the challenges associated with any expansion of our business and integration of future acquisitions, if any, will depend upon, among other things, our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, implement technical information and accounting systems, and attract, assimilate, and retain qualified management and other personnel. Therefore our profitability in the near future, or ever will be dependent on successful execution of our business plan, along with market and environmental factors.

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

The following table reflects the EBITDAS for the three months and nine months ended September 30, 2013 and 2012:

RECONCILIATION OF NET LOSS TO EBITDAS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(9,251,050)	$(521,520)	$(14,857,878)	$(3,907,773)
Interest expense	2,720,945	299,550	3,321,579	674,286
Income tax expense (benefit)	—	(177,330)	—	(877,230)
Depreciation and amortization	850,918	8,497	880,711	53,777
Stock-based compensation	564,323	—	2,137,333	848,636
Other expenses	—	(20,924)	1,465,000	2,009,360

EBITDAS	$(5,114,864)	$(411,727)	$(7,053,255)	$(1,198,944)

Liquidity and Capital Resources

Cash Flows

As of September 30, 2013, we had $3,629,970 of cash and cash equivalents and a working capital deficit of $3,935,726. The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $3,125,644 and $2,607,618 for the nine months ended September 30, 2013 and 2012, respectively. Cash used in operating activities for the nine months ended September 30, 2013 was related to the net loss of $14,857,878 offset by non-cash items of $10,084,453 and the net change in operating assets and liabilities of $1,647,781. Cash used in operating activities for the nine months ended September 30, 2012 was related to the net loss of $3,907,773 offset by non-cash items of $1,049,374 and the net change in operating assets and liabilities of $250,780. The non-cash items are primarily from depreciation, amortization of intangible assets and debt discounts and financing costs, stock based compensation, equity income in Quest, and impairment of goodwill. The net changes in operating assets and liabilities are primarily related to changes in accounts receivable, accounts payable and accrued liabilities. Our operating activities will require additional cash in the future if we are successful in expanding our planned operations and until such time as we generate positive cash flow from operations.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2013 was $ 5,331,169. This was primarily from distributions received from Quest of $1,114,304 and the acquisition of $4,235,671 of cash as part of the acquisition of the Quest Interests, offset by the purchase of property and equipment of $23,427. Cash provided by investing activities for the nine months ended September 30, 2012, was $585,959 primarily from distributions received from Quest.

Cash Flows from Financing Activities

Cash provided by financing activities was $938,717 and $1,008,900 for the nine months ended September 30, 2013 and 2012, respectively. Cash provided by financing activities for the nine months ended September 30, 2013 was due to $1,000,000 of proceeds under our Stockbridge senior related party secured convertible note offset by lease obligation payments of $61,283.

Capital Resources

We will require substantial additional capital to pursue our following goals:

•	Acquiring or developing strategic relationships with recyclers and refurbishment centers;

•	Expanding and developing our IT infrastructure, operations applications and mobile strategy;

•	Expanding visitors to the Earth911.com website and increasing advertising and sponsorship revenues; and

•	Expanding our customer reach for use of our data on several platforms and expanding our partnerships;

We have restructured and relocated operations of Earth911 and Youchange during the quarter ending September 30, 2013 to reduce future operating expenses. We estimate the restructuring of Earth911 and Youchange will reduce the related expenses for those operations by approximately $4 million annually. As of September 30, 2013, we believe that with the restructuring of Earth911 and Youchange and the acquisition of the Quest Interests, our operations should have liquidity for current business operations. In, addition, we plan to seek additional working capital by increasing sales, maintaining efficient operating expenses, converting notes to equity, and through other initiatives. We may require additional working capital to support operations and the expansion of sales channels and market distribution, to develop and introduce new products and services, to enhance existing product offerings, to address unanticipated competitive threats or technical problems, and for potential acquisition transactions. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders.

Critical Accounting Estimates and Policies

Going Concern

With the acquisition of the Quest Interests and the restructuring of Earth911 and Youchange, we believe we have established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern.

In addition, we may choose to increase capital resources. Our plans to obtain such resources may include (i) increasing sales, (ii) maintaining efficient operating expenses, (iii) converting notes to equity, and (iv) obtaining funding from outside sources through the sale of our debt and/or equity securities. However, we cannot provide any assurances that we will be successful in securing sufficient capital on satisfactory terms, or at all.

As of December 31, 2012, our independent registered public accounting firm had expressed an uncertainty about our ability to continue as a going concern which is more fully discussed in our audited consolidated financial statements for the year ended December 31, 2012. As of September 30, 2013, we believe that with the restructuring of Earth911 and Youchange and the acquisition of the Quest Interests, our operations should be able to generate sufficient liquidity for current business operations.

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

As of September 30, 2013 and December 31, 2012, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013 that are of significance, or potential significance to us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(None)

Item 3. Defaults Upon Senior Securities

(None)

Item 4. Mine Safety Disclosures

(Not Applicable)

Item 5. Other Information

(a)	(None)

(b)	(None)

Item 6. Exhibits

Exhibit No.	Exhibit

2.7	Securities Purchase Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp., and Quest Resources Group, LLC, Brian Dick, and Jeff Forte (1)

10.10	Stockholders Voting Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp.; Mitchell A. Saltz and Colton Melby; and Brian Dick and Jeff Forte (2)

10.11	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Brian Dick (3)

10.12	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Jeff Forte (4)

10.13	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Brian Dick (5)

10.14	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Jeff Forte (6)

10.15	Transition Services, Amendment to Severance Agreement, and Release, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Barry M. Monheit (7)

10.16	Employment Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Brian Dick (8)

10.17	Consulting Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Jeff Forte (9)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(2)	Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(3)	Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.

(4)	Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(5)	Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(6)	Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(7)	Filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(8)	Filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(9)	Filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 14, 2013	By:	/s/ Brian S. Dick
Brian S. Dick
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer