Form 10-K
period 2013-12-31
Quest Resource Holding Corp
filed 2014-03-31
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(972) 464-0004

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.001 per share	OTCBB

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (10,187,663 shares) based on the last reported sale price of the registrant’s common stock on the OTCBB on June 28, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $29,951,729. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 14, 2014, there were outstanding 95,837,766 shares of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “company,” “QRHC,” “we,” “us,” and “our” refer to Quest Resource Holding Corporation and, when appropriate, its subsidiaries.

“Quest Resource Holding Corporation,” our logo, and other trade names, trademarks, and service marks of QRHC appearing in this Annual Report on Form 10-K are the property of our company. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

ii

PART I

ITEM 1.	BUSINESS

Overview

We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses and operate environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials. Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables. Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.

We believe our recycling management programs are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box, food chain, and other retailers; automotive and fleet providers; hospital and other healthcare facilities; and commercial, industrial, residential, and educational properties. We currently concentrate on programs for recycling motor oil, oil filters, scrap tires, food waste, meat renderings, cooking oil and grease, organics, plastics, cardboard, metal, glass, paper, construction debris, and other hazardous and non-hazardous solid and liquid wastes.

Utilizing what we believe is the nation’s most complete directory of local recycling and proper disposal options for almost every household product and material, we empower consumers and enable consumer product companies to empower their customers by providing them with complete information and instructions about the recycling and disposal of a wide range of household products and materials; offer advertisers the opportunity to target a zero-waste lifestyle audience concerned about sustainability, recycling, and environmentally appropriate disposal; and enable product manufacturers to determine recycling availability for substantiating recycling claims and product design. Consumers can access our directory and instructions for any zip code in the United States through multiple platforms, including the Earth911.com website, our mobile applications for smartphones and tablets, traditional phone lines, social media, and branded recycling locators on client platforms and applications, in addition to engaging with our content and media on leading social platforms such as Facebook, Twitter, Pinterest, Instagram, Tumblr, YouTube, and Google+.

Industry Overview

The multi-billion dollar solid waste collection and disposal business drives the overall waste industry. The size of the recycling industry has increased for the past several years and is expected to continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills. Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase. There is increasing recognition by U.S. public agencies, consumers, and consumer products manufacturers that many items deposited in landfills have commodity value or usability as material for new products. Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling an increasingly cost-attractive alternative.

Regulatory measures and more stringent control of material bound for disposal are making the management of solid waste an increasingly difficult problem. The Environmental Protection Agency, or EPA, and state and local governments are expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Many governmental authorities have passed, or are contemplating, measures that require industrial and commercial companies to recycle all or a portion of their disposable materials and restrict the percentage of recyclable materials in any commercial load of disposable material. Under extended producer responsibility laws now in place in 32 states, consumer packaged goods companies are now required to ensure that they put in place mechanisms to ensure that certain of their products can be appropriately disposed. This has recently required consumer packaged goods companies to take an increasingly proactive role in ensuring compliance. We believe that these restrictions may create additional opportunities as proper disposal of materials becomes more specialized. Some large industrial and commercial companies, hospitals, and universities have in-house staff that handle the solid waste management and recycling responsibilities, but have found that in-house handling of these responsibilities may not be an effective solution without adequate resources and staff support. We offer these and other establishments a solution to this increasing burden.

Our Strategy

Our goal is to be a leading environmental services company. Key elements of our strategy to achieve our goal include the following:

•	Recycling Program and Management Services. We intend to continue to provide a comprehensive, one-stop recycling program solution for the entire waste stream and recyclables produced by our business customers.

•	Emphasize Monetary Benefits of Recycling. We intend to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create sustainability initiatives.

•	Expand Our Customer Base. We intend to continue to expand our customer base for our recycling management services. We believe that the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable revenue sharing, and competitive vendors provide us with competitive advantages in expanding our customer base.

•	Expand the Types of Materials Covered by Our Services. We plan to expand the types of materials over which we manage the collection. To date, our revenue has been generated primarily from the removal of used oil, oil filters, scrap tires, grease and cooking oil, solid waste, and expired food products. We believe that we can provide value to our business customers by managing a larger portion of disposable and recyclable materials, including paper, plastic, glass, and metals.

•	Pursue Strategic Acquisitions. We plan to capitalize on the significant consolidation opportunities available in the highly fragmented asset-light recycling management industry by acquiring independent solid waste management companies and improving their performance and profitability through the implementation of our operating strategies and offering our broad suite of services. The primary acquisition focus will be on well-established, highly respected solid waste management companies that service customers for solid waste services that we can then expand into our well-established recycling services. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquirer because of (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired company to continue their involvement in company operations; (3) the ability of management and employees of an acquired company to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired companies through the receipt of common stock or cash.

•	Maintain Virtual Facilities and Equipment. We plan to continue to pursue an “asset light” virtual strategy that utilizes third-party vendors for the collection, sorting, and processing of recyclable materials for businesses. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for an extensive workforce, multiple facilities, or numerous vehicles, allows us to negotiate with multiple providers for the best price for our customers, and reduces our capital expenditures and working capital requirements.

•	Leverage Governmental and Social Factors Expanding Recycling. We intend to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns.

•	Expand Reach and Audience. We plan to expand our social media and online community to appeal to and attract a larger base of consumers and leverage the need of product manufacturers to substantiate recycling availability claims and design sustainable products and packaging.

Services

Recycling Services

Recycling Management

We provide an innovative, cost-effective, one-stop recycling program solution for the entire waste stream and recyclables produced by our business customers. Our solution provides a single point of contact for managing the wide variety of disposables and recyclables produced. Our management services can help our customers lower their operational expenses, maximize the value of their recyclable commodities, and help them foster environmental stability. Most of our business customers, however, currently utilize our management services only for a portion of their recycling and disposal needs, generally for that portion of the disposables and recyclables that have market value. We are capable of providing recycling management services for virtually all forms of recyclables and disposables, though our services currently primarily relate to used motor oil, oil filters, scrap tires, grease and cooking oil, and expired food products. We are also capable of providing our recycling management services for a variety of other materials, including the following:

•	glass, cardboard, paper, metal;

•	plastic oil bottles;

•	industrial cleaning (separator cleaning and tank cleaning);

•	hazardous materials;

•	HDPE plastics;

•	construction debris;

•	universal waste (batteries, mercury, lights);

•	regulated medical waste;

•	electronics;

•	parts cleaners;

•	used absorbents; and

•	solid waste.

Our recycling management services value proposition to our business customers is simple. We seek to

•	lower our customers’ operational expenses;

•	maximize the value of our customers’ recyclable commodities;

•	lower the percentage of the waste stream that must be disposed of in landfills;

•	help our customers work toward environmental sustainability;

•	assist our customers with liability protection and services to assist with environmental compliance; and

•	provide our customers with a centralized point of contact.

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

Regulation of manufacturing and disposal is increasing. As of December 31, 2013, at least 32 states had extended producer responsibility laws in effect for products, including, among others, automotive parts, electronics, carpets, and rechargeable batteries. Certain industries, such as the paint industry, are looking for ways to demonstrate product stewardship to consumers while fulfilling a mandated obligation to regulatory agencies.

We conduct our recycling management services on a national basis. We currently manage over 15,000 locations for various customers throughout the United States, including Puerto Rico, Canada, and the Virgin Islands. Our customers generally have multiple locations. We continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and cross-sell additional services to existing customers.

We are independent of any specific materials hauler or recycling facility operator. This independence allows us to seek the best services and the lowest prices for our business customers.

Our recycling management services often reduce the overall cost of our customers’ disposable material removal. Our services reduce the level of disposable material delivered to landfills. In certain cases, we share with our customers the revenue generated by the recyclables we collect from their premises.

In addition to our general services in the recycling industry, we also provide our customers with the following specialized services:

•	Fleet and Industry Services. We recognize the time and effort our customers put into maintaining proper service of their fleet vehicles. We provide a turn-key option involving the handling of scrap tires, HDPE plastics, used oil, used oil filters, parts cleaners, paint wastes, industrial fluids, and used anti-freeze.

•	Food Service and Retail Services. We are associated with the nation’s leading used cooking oil and rendering companies. The rapidly growing marketplace for yellow and brown grease continues to expand, offering recycling solutions for use of these products as biodiesel, alternative fuels, and various animal food additives.

•	Solid-Waste. We began offering solid-waste collection as a way of becoming a one-stop shop for existing and prospective customers. The solid-waste business provides incremental revenue streams, rounds out our offerings, and provides opportunities to expand into other specialized services.

Landfill Diversion

According to the EPA and the U.S. Department of Agriculture, more than one quarter of the nation’s food, or about 96 billion pounds of food per year, goes to waste. The EPA has found that discarded food is either the largest or next single largest component (depending on classification) of the nation’s solid waste. The United States spends an estimated $1 billion per year to dispose of excess food. The issue of how to reduce such waste is critical. We are currently developing targeted programs, based on our Reduce-Reuse-Recycle-Manage, platform, to address these issues. Our “Organics Program” seeks to reduce the amount of produce, bakery, and deli materials and expired dairy products in landfills and to find a better solution. To facilitate the redistribution of food products to animal care providers, our landfill diversion group has developed the “Sustainable Selections Program.”

The Sustainable Selections Program

Our Sustainable Selections Program helps businesses and organizations produce “zero waste” by making productive use of the excess food that is currently contributing to leachate and methane formation in landfills. We continue to develop low-cost solutions that benefit our business customers by lowering landfill costs and giving edible food a second chance. Sustainable Selections enables businesses, organizations, and individuals to donate product by creating innovative solutions to facilitate methods of waste removal.

The Organics Program

A large portion of America’s disposable material is organics; produce, bakery and deli items, dairy products, and vegetation trimmings can all be recycled. Our Organics Program offers the following options:

•	Reduction. We will study a customer’s current organic material management situation and determine where best to alter current ordering and display options to reduce landfill use.

•	Animal Feed. Through our network of vendors, we can channel a percentage of organic material into a process in which the product is dehydrated and put back into animal feed. In addition, our Sustainable Selections Program provides the usable portions directly to animals.

•	Waste-to-Energy. This process involves the creation of energy in the form of electricity through the use of anaerobic digestion. Anaerobic digestion is a series of processes in which microorganisms break down biodegradable material in the absence of oxygen. This process is widely used as a renewable energy source because it produces a methane and carbon dioxide rich bio-gas suitable for energy production helping replace fossil fuels. Also, the nutrient-rich digestate can be used as fertilizer. We currently employ a network of service providers that utilize this method as a form of organic disposal.

•	Compost/Land Application/Soil Treatment. In composting or land application/soil treatments, organic materials are placed either in a custom vessel or spread out and allowed to decompose naturally. Composting sites have several options for turning and rotating the product to maximize the nutrient content of the end product and speed the turn-around time. Land application/soil treatment facilities typically do not regularly turn the product or add any components and allow nature to return the nutrients to the host soil on its own timetable. Composting facilities also typically bag or sell the product by the truck/train load to individuals or municipalities, whereas land application/soil treatment facilities leave the product where it is initially placed. We have employed these methods with several customers across the country.

Environmentally Based Social Media and Online Data Platforms

Environmentally Related Social Media

The Earth911.com network enables consumers, businesses, and public entities to access the nation’s most comprehensive online directory of local recycling and proper disposal with our one million ways to recycle. We believe that Earth 911.com is widely recognized to be the go to independent and non-partisan data resource on the “why, where, and how” for recycling in the United States.

Through the Earth911.com website, we provide data, information systems, platforms, and media tools with the goal of engaging consumers, track recycling and sustainability programs, and demonstrate compliance. The content of the Earth911.com website generates significant traffic from consumers interested in learning about environmental issues, environmentally friendly disposal methods, and locations in proximity to their homes where they can dispose of recyclables and environmentally unfriendly products, such as electronic devices, oil, and anti-freeze. The traffic on the Earth911.com website also is attractive to advertisers that desire to target potential consumers that are interested in the environment and recycling. We believe there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information. We also believe that corporate advertisers desire new ways to maximize the impact of their sponsorship and advertising programs and the opportunity to market their goods directly to a focused community of potential consumers.

Content. Our editorial staff brings reuse, recycling, proper disposal, environmental, and lifestyle-oriented stories, news, and related tips to consumers. Stories often highlight the businesses or industry segments of our customers. Our expert content is distributed through many different strategic partners and publishers, including RecycleBank, YahooGreen, Huffington Post, and on customer sites in a cost-effective manner. Our content is intended to be politically neutral and on-point.

Advertising. We regularly publish popular zero-waste lifestyle content across multiple platforms, including the Earth911.com website, our mobile applications, including Facebook, Twitter, Pinterest, Instagram, Tumblr, YouTube, and Google+, e-mail, and content sharing with other media outlets, such as the Huffington Post and Mother Nature Network, where companies can communicate sustainability efforts, create conversations, and align with a highly engaged, action-oriented audience that makes buying decisions based on sustainability. This enhances brand image with key stakeholders, consumers, government retailers, investors, and internal staff, and allows our customers to aim their advertising directly to audiences with an interest in recycling and sustainability. Due to our history, content, data, and expertise, we typically capture premium above the fold search placement for keywords such as recycle or recycling. In 2013, we had 8.0 million visitors to our Earth911.com website and 29.4 million page views with nominal marketing expense.

Social, Local, Mobile. We engage consumers with relevant local content regardless of location or device and have worked to create engaged audiences across recognizable and prominent social networks, such as Facebook, Twitter, Pinterest, Instagram, Tumblr, YouTube, Google+, and e-mail. We are focused on increased engagement and monetization across these platforms.

The Earth911 Recycling Directory

We believe that our Earth911 Recycling Directory is the largest and most accurate directory of information regarding recycling and proper disposal for consumers and consumer product companies. For recycling to occur, consumers must have access to current and accurate information about recycling wherever they are, at the moment they have an item to recycle. The Earth911 Recycling Directory delivers local information on recycling, anywhere and anytime, through all leading platforms, including social and mobile as well as proprietary applications, such as iRecycle. The Earth911 Recycling Directory is maintained by a dedicated team of specialists who consistently update the data.

Recycling Locator

The Earth911 Recycling Locator is a cost-effective, branded end-of-life solution for products and packaging as well as a powerful marketing touch point with consumers, powered by the Earth911 Recycling Directory. Companies demonstrate environmental responsibility by providing consumers with instant, simple access to recycling information for their products on any platform or application such as websites, mobile applications, and social media. The Earth911 Recycling Locator allows business customers to use the Earth911 Recycling Directory to power a custom branded recycling search for any consumer product on any platform or application, such as a business website, Facebook, or a mobile application.

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

Material Recycling Reports

As the Federal Trade Commission tightens regulations regarding truth in advertising similar to “natural” and “organic” rules, “Please Recycle” and other terms are no longer an option without substantiation through data. We offer our business customers material recycling reports, which are in-depth reports based on our data to determine the ability to recycle products and packaging at the ZIP code level. Material recycling reports can also help consumer packaged goods companies source and design products for maximum recycling.

Sales and Marketing

We primarily market our recycling management programs throughout the United States through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on emphasizing the benefits of our comprehensive, one-stop program, the ability to lower our customers’ operational expenses, maximize the value of their recyclable commodities, and fostering the benefits of environmental sustainability. We plan to increase our marketing efforts.

We believe our social media audience enables a broad range of advertisers and merchants to take advantage of the brand loyalty of our visitors. We believe targeted sponsorship and advertising programs are more effective than non-targeted banner advertising in supporting broad marketing objectives, including brand promotion, awareness, and the integration of advertising with editorial content. We believe that these sponsorship and advertising arrangements will have longer-term contracts and higher dollar values than banner advertising arrangements as a result of their targeted nature and the strong brand loyalty of our visitors.

We have limited operations in Canada, and we may further expand our operations internationally as we provide services and products that address the needs of leading international retailers and consumer product companies. International operations would include expansion of certain services within Canada, then to the European Union.

We have targeted various business segments for marketing our recycling services, media, recycling data services, environmental certification services, and sustainability programs. The table below summarizes certain of the industries that we target and the nature of the products and services that we market to those industries.

	Recycling Services	Media	Recycling Data	Environmental Certification	Sustainability Programs
Automotive	x	x		x	x
• Retail service providers (car dealerships, tire dealerships, quick lubes, automotive service franchises) • Trucking and fleet • Car rental companies
Manufacturing	x	x	x	x	x
• Packaging • Heavy and industrial
Commercial Property Management	x	x		x	x
Healthcare	x	x		x	x
Food Services and Retail	x	x	x	x	x
Higher Education	x	x		x	x
Federal, State, and Local Entities	x	x		x	x
Trade and Industry Associations		x	x	x	x

Customers

We generally enter into multi-year contracts, typically from one to three years, with our customers that are designed to provide us with stable recurring monthly revenue. These contracts structure our revenue primarily in three ways: a fixed fee, cost-plus, or revenue sharing from the sale of commodities.

Our recycling management business depends to a significant extent on revenue from our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our largest customer accounted for approximately 76% of our revenue for the year ended December 31, 2013 and 89% of our revenue for the year ended December 31, 2012. Although we have increased our business with our largest customer each year during the last five years and we currently service all of that customer’s stores nationally, a decline in our business with that customer could occur at any time. One of our strategic goals is to diversify our customer base while increasing our business with our largest customer. During 2013, we continued to add additional customers, which reduced our reliance on our largest customer by the end of 2013. We expect our reliance on our single largest customer to continue to decrease; however, we can provide no assurance that our reliance upon our single largest customer will diminish.

By developing and aggregating strategic solutions in our key verticals—recycling services, media, recycling data services, environmental certification services, and sustainability programs—we believe that we are the first company to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling and recycling management business. Through consumer engagement and reward, national media presence, logistics management, compliance, and commodity brokerage, our solution delivers the critical knowhow and experience necessary to implement and execute multi-point reuse, recycling, proper disposal, and waste management programs.

Our Earth911.com website provides advertisers with the opportunity to target an audience interested in recycling and sustainability and enables product manufactures to place customized logos and Internet addresses that lead consumers to information about recycling and disposal of their products. The site also provides reports to help businesses design eco-friendly products and substantiate recyclability.

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

Recycling Data Services and Media

We are not aware of any current comprehensive competitor for our suite of consumer products and services, but have fragmented competition in directory or information services. Future competitors may secure more favorable advertising contracts, a superior directory, provide more content, and may devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies, and devote substantially more resources to website, systems development, and content distribution than we do. We also compete with many other websites and other forms of media for advertising revenue.

Scope of Competitors’ Services

Our services address motor oil, scrap tires, grease, meat, organics, hazardous waste, regulated medical waste, construction debris, cardboard, pallets, plastics, metals, and solid waste. Most of our competitors specialize in only one or a few of these service areas. In delivering our services, we have provided business at times to our competitors thereby utilizing them as our vendors.

While we have many competitors for certain aspects of our business, we are unaware of any provider that provides all of our services, media, recycling data services, environmental certification, and sustainability program offerings. The following chart illustrates the aspects of our offerings relative to certain of our competitors:

Company	Recycling Services	Media	Recycling Data	Environmental Certification	Sustainability Programs
Quest Resource Holding Corporation	x	x	x	x	x
Waste Management	x			x
Republic Services	x			x
Clean Harbors	x			x
Liberty Tire Recycling	x			x
Darling International	x			x
Blue Skye					x

State and Federal Environmental Regulations

We use our best efforts to be in compliance with federal, state, and local environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance has not historically constituted a material expense to us.

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

Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. Several governmental authorities have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste landfills through waste planning, composting, recycling, or other programs. Legislative and regulatory measures to mandate or encourage waste reduction at the source and materials recycling also are under consideration by Congress and the EPA.

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

In May 2012, we joined the American Institute for Packaging and the Environment, or AMERIPEN, as a voting member. AMERIPEN engages with thought leaders in the packaging industry, including representatives of trade associations, academic institutions, non-governmental organizations, and government agencies, to facilitate relevant research and identify key data and standards to advance the organization’s mission to advocate and educate on environmental packaging issues related to legislation and regulation. Additionally, AMERIPEN engages on public policies affecting the packaging value chain on topics related to packaging and the environment, and represents the interests of the industry which includes raw material producers, packaging manufacturers, packaging users and fillers, retailers, and material recovery organizations.

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

Equipment and Installation

We plan to pursue an “asset light” virtual strategy that utilizes third-party vendors for the collection, sorting, and processing of recyclable materials for businesses. We do not own any recycling or waste management assets, such as trucks or landfills. As part of our one-stop solution, we maintain strong relationships with a multitude of vendors to ensure that proper equipment, including recycling containers, container shredders, and bulk oil containers referred to as “Faith Tanks,” and installation services are provided to our business customers. Our more than 3,500 third-party relationships currently provide us with 30,000 trained individuals, 24,000 trucks, and 600 recycling facilities. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best price for our customers, and reduces our capital expenditures and working capital requirements.

Employees

As of December 31, 2013, we employed a total of 76 persons, of which two were executive employees, 61 were administrative and client services employees, and 13 were sales and marketing employees.

We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

We own or have filed applications for numerous federally registered trademarks and logos, including the following:

•	QUEST;

•	1-800-CLEANUP;

•	EARTH911;

•	HANDY (and design);

•	I RECYCLE;

•	RECYCLEME;

•	GREENER GARAGE;

•	SUPER TRUCK RECYCLING; and

•	YOUCHANGE.

Our trademarks are important to the success of our business.

Patents

We have filed a U.S. patent application with the U.S. Patent and Trademark Office entitled “PREPARING VEHICULAR MATERIAL FOR RECYCLING.” The patent application involves what we refer to as our super truck, a mobile recycling unit. We do not currently sell our super truck, but instead use it primarily for demonstrations and for marketing purposes.

Our History

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. Prior to 2010, we were a “shell company” under the rules of the Securities and Exchange Commission, or the SEC. On March 30, 2010, we (i) closed a transaction to acquire Youchange, Inc., an Arizona corporation, or Youchange, as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former stockholders of Youchange acquired control of our company. In May 2010, we changed our name to YouChange Holdings Corp.

On October 17, 2012, immediately prior to closing a merger transaction with Earth911, Inc., or Earth911, we filed Amended and Restated Articles of Incorporation to (i) change our name to Infinity Resources Holdings Corp., (ii) increase our shares of common stock authorized for issuance, (iii) authorize shares of preferred stock to be designated in series or classes as our board of directors may determine, (iv) effect a 1-for-5 reverse split of our common stock, and (v) divide our board of directors into three classes, as nearly equal in number as possible. On October 17, 2012, we closed the merger transaction, or the Earth911 Merger, to acquire Earth911 as a wholly owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company.

On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Earth911, held the remaining 50% of the membership interests of Quest for several years. Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our shares of common stock authorized for issuance, and changed our trading symbol to “QRHC.”

Available Information

Our principal executive offices are located at 6175 Main Street, Suite 420, Frisco, Texas 75034, and our telephone number is (972) 464-0004. Our website address is www.qrhc.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have incurred recurring net losses and anticipate continued net losses as we take steps to expand our business.

We have incurred recurring net losses, including net losses of $17,799,351 in 2013, $42,151,493 in 2012, and $1,579,120 in 2011. As a result of ongoing operating losses, we had an accumulated deficit of approximately $65,525,702 as of December 31, 2013. We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, enlarge the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, expand our consumer-based content and online community to appeal to and attract a larger base of consumers, implement internal systems and infrastructure, and hire additional personnel. As a result, we expect to continue to incur continued significant losses as we expand our business and may never achieve or maintain profitability. There is no assurance that we will achieve or maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

We have substantial indebtedness.

As of December 31, 2013, we had a significant indebtedness, consisting of $22,000,000 of convertible notes due July 16, 2016 payable to related parties, and $25,000 of convertible notes exchanged for 23,201 shares of common stock subsequent to year end. We also had an outstanding balance on our line of credit of $2,750,000. Our accounts payable, accrued liabilities, deferred revenue, and capital leases incurred in the ordinary course of business was $26,514,520 as of December 31, 2013. Our net loss for the year ended December 31, 2013 was $17,799,351. If we do not achieve profitability in future periods and do not obtain sufficient capital from alternative sources, we may be unable to pay our obligations in the ordinary course of business or operate our business as a going concern.

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

Our recycling management business depends to a significant extent upon our largest customer.

The success of our recycling management business depends to a significant extent on our relationship with our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our single largest customer accounted for approximately 76% of our revenue for the year ended December 31, 2013 and 89% of our revenue for the year ended December 31, 2012. During 2012, we continued to add additional customers, which reduced our reliance on our largest customer by the end of 2013. We expect our reliance on our single largest customer to continue to decrease; however, we can provide no assurance that our reliance upon our single largest customer will diminish. Our contractual arrangements with our largest customers are on a multi-year basis and pertain to the management of only certain forms of materials. Although we have maintained our business relationship with our largest customer during the last six years and we currently service all of that customer’s stores nationally, a decline in our business with that customer could occur at any time. Our failure to maintain our business with our largest customer or any other large customer would have a material adverse effect on our business, operating results, and financial condition.

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

We may incur liabilities for damage to the environment as a result of the operations of our recycling vendors. While we do not conduct physical haulage, recycling, or disposal operations, we retain third-party service providers on behalf of our customers to carry on those activities. These operations may expose us to liability for environmental damages, in some cases even if we did not directly cause the environmental damage. Further, under our agreements with our customers, we are often required to indemnify our customers from any liabilities or claims arising out of our actions and from any release, threatened release, handling, or storage of hazardous and other materials from our customers’ premises as a result of or connected with our performance of services to our customers. If we were to incur substantial liability for environmental damage, our insurance coverage may not cover or may be inadequate to cover such liability. Also, because of the variable condition of the insurance market, we may experience future increases in self-insurance levels, increased retention levels, and increased premiums. This could have a material adverse impact on our financial condition, results of operations, and cash flows.

Fluctuations in prices for recycled commodities that we sell to third parties may adversely affect our revenue, operating income, and cash flows.

We manage the processing of a variety of recyclable materials, such as tires, motor oil and oil filters, food waste, meat rendering, cooking oil, grease, and cardboard, for sale to third parties, and we may directly or indirectly receive proceeds from the sale of such recyclable materials. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials can be volatile because of changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect the desire for our services and our future revenue, operating income, and cash flows.

We may not be competitive in our recycling data services and media business if we fail to enhance our online offerings.

The failure to develop and introduce new or enhanced online features, functions, or services could have a material adverse effect on our Internet operations and our recycling data services and media business. To remain competitive, we must continue to

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

We rely on third-party technology, server, and hardware providers for our recycling data services and media business, and a failure of service by these providers could adversely affect our business and reputation.

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

Our success in our recycling data services and media business depends in part on our ability to build the brand identity of Earth911.com and increase traffic to our Earth911.com website, our mobile applications, and our social media offerings. We believe that the importance of brand recognition will increase because of the growing number of Internet websites and the relatively low barriers to entry to provide Internet content. We may incur significant marketing costs in our effort to continue to maintain a strong brand identity among businesses and consumers interested in the environment. Our business, results of operations, and financial condition could be materially and adversely affected if we incur excessive expenses in an unsuccessful attempt to promote and maintain recognition of the Earth911.com brand.

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

Government and legal regulations may damage our recycling data services and media business.

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

The waste materials industry as a whole is dominated by large national players, such as Waste Management and Republic Services. To date, these large companies have concentrated on their traditional business of collecting waste for disposal in their landfills rather than recycling. The strategies of these large companies could change at any time, and we could begin to experience substantially increased competition from them. These companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possesses and that afford them competitive advantages over us. As a result, they are able to devote greater resources to the promotion and sale of services similar to those that we provide, to provide comparable services at lower prices, and to introduce new solutions and respond to customer requirements more quickly than we can.

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

Our customers impose substantial requirements relating to the recycling services we provide them.

        Our customers impose substantial requirements relating to the recycling services we provide them. Our arrangements with our customers generally contain provisions including (a) relatively short contract terms with extensions at the discretion of the customer, (b) requirements that we assume full responsibility for all operational aspects of the services, (c) requirements that we comply with all applicable laws, regulations, and other governmental requirements, (d) requirements that we hold subcontractors to the same standards to which we are subject, (e) prohibitions on price increases without customer consent, (f) designation of service locations, service frequency, and equipment, (g) specifications on procedures for rendering services, (h) notification to customer of any spills, releases, or discharges of materials, (i) requirements that we supply a self-performance audit, (j) requirements that we render monthly and quarterly reports to the customer, (k) requirements that we render monthly invoicing in approved time frames and formats, and (l) requirements that we maintain specified records.

We may need additional capital.

        The development and expansion of our business may require additional funds. In the future, we plan to seek additional equity or debt financing to provide funds for our business and operations. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Equity financings could result in dilution to our stockholders.

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

Our success depends to a significant extent upon the continued services of our current management team and key personnel, including Brian S. Dick, our President and Chief Executive Officer. The loss of Mr. Dick or one or more of our other key executives or employees could have a material adverse effect on our business. We do not maintain “key person” insurance policies on the lives of any of our executive officers or any of our other employees. Except in the case of our President and Chief Executive Officer, with whom we have an Employment Agreement, we employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. We plan to continue to expand our work force to continue to enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to retain our current key personnel, or attract the necessary qualified key personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

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

We believe that the compensation we have historically paid to our executive officers and certain of our employees is within the lower quartile of compensation paid by companies similar to us. We may increase the compensation payable to our executive officers and employees, which could include both base compensation and cash or equity bonuses and payouts under severance or change in control arrangements. An increase in compensation and bonuses payable to our executive officers and employees could decrease our net income or increase our net loss.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, factors that may cause the price of our common stock to fluctuate include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2013, we had 95,814,565 shares of our common stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below.

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

As of December 31, 2013, we had outstanding nonqualified stock options to purchase 4,141,948 shares of common stock under our incentive compensation plan and other option agreements. Upon the exercise of stock options, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

We have never declared or paid any cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We plan to retain any future earnings to finance our operations and growth plans discussed elsewhere in this Annual Report on Form 10-K. Accordingly, investors must rely on sales of shares of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

In connection with our evaluation of the effectiveness of our internal control over financial reporting for the transition period ended December 31, 2012, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness that we identified was that we did not have adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We remediated this material weakness by retaining a new Chief Financial Officer with public company experience in January 2013. Although we believe we have addressed the previously identified material weakness, the measures we have taken may not be effective, and we may not be able to maintain effective internal control over financial reporting in the future.

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

Our executive offices are located in Frisco, Texas, where we lease approximately 9,720 square feet under a lease that expires in September 2015.

We plan to lease additional square footage in 2014, and believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded on the Over the Counter Bulletin Board, or OTCBB, under the symbol “QRHC” since October 28, 2013. Our common stock previously traded under the symbol “YCNG” from June 2010 until November 12, 2012, and traded under the symbol “IRHC” from November 13, 2012 until October 27, 2013. On October 17, 2012, we effected a 1-for-5 reverse split of our common stock.

The following table sets forth the high and low sale prices, adjusted for the 1-for-5 reverse split, of our common stock for each quarter for the fiscal year ended June 30, 2012, the transition period ended December 31, 2012, and the fiscal year ended December 31, 2013 as reported on the OTCBB.

	High	Low
Fiscal Year Ended June 30, 2012
First Quarter	$3.50	$0.80
Second Quarter	$2.60	$0.75
Third Quarter	$3.30	$0.90
Fourth Quarter	$3.85	$1.70
Transition Period Ended December 31, 2012
First Quarter	$3.95	$1.55
Second Quarter	$3.40	$1.35
Fiscal Year Ended December 31, 2013
First Quarter	$3.49	$2.32
Second Quarter	$3.25	$2.10
Third Quarter	$3.15	$1.92
Fourth Quarter	$3.20	$1.35

On March 14, 2014, the closing price per share of our common stock as reported on the OTCBB was $2.30 per share. As of March 14, 2014, there were approximately 285 holders of record of our common stock.

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

Equity Compensation Plan Information

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold since January 1, 2013 that were not previously reported in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K:

Convertible Note Issuances

During September 2012, we issued for cash a $25,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance and was extendable by an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $17,500 for this convertible note. Although this note was past its maturity at December 31, 2013 and 2012, the holder converted the note and its accrued interest subsequent to year end into 23,201 shares of common stock.

Stock Option Issuances

From January 1, 2013 to December 30, 2013 (the date of the filing of our registration statement on Form S-8, File No. 333-193134), we granted to our directors, officers, employees, and consultants stock options to purchase an aggregate of 1,150,500 shares of our common stock under our 2012 Incentive Compensation Plan, or the Plan, at a weighted average exercise price of $2.11 per share.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based upon our current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Our History

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. Prior to 2010, we were a “shell company” under the rules of the Securities and Exchange Commission, or the SEC. On March 30, 2010, we (i) closed a transaction to acquire Youchange, Inc., an Arizona corporation, or Youchange, as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former stockholders of Youchange acquired control of our company. In May 2010, we changed our name to YouChange Holdings Corp.

On October 17, 2012, immediately prior to closing a merger transaction with Earth911, we filed Amended and Restated Articles of Incorporation to (i) change our name to Infinity Resources Holdings Corp., (ii) increase our shares of common stock authorized for issuance, (iii) authorize shares of preferred stock to be designated in series or classes as our board of directors may determine, (iv) effect a 1-for-5 reverse split of our common stock, and (v) divide our board of directors into three classes, as nearly equal in number as possible. On October 17, 2012, we closed the Earth911 Merger to acquire Earth911 as a wholly owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company. Because the former stockholders of Earth911 acquired more than 50% of our common stock in the Earth911 Merger, the financial statements of Earth911 became our financial statements even though we were the surviving corporation. On December 11, 2012, we changed our fiscal year end from June 30 to December 31.

On July 16, 2013, we acquired the membership interests of Quest held by QRG, comprising 50% of Quest. Our wholly owned subsidiary, Earth911, held the remaining 50% membership interests of Quest for several years which was accounted for under the equity method of investment. Upon acquisition of the Quest Interests, we contributed the Quest Interests to Earth911 so that Earth911 now owns 100% of Quest. We consolidated Quest in our financial statements from July 16, 2013. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our shares of common stock authorized for issuance, and changed our trading symbol to “QRHC.”

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of Quest Resource Holding Corporation, Quest, and Earth911 occurring after the Earth911 Merger.

For accounting purposes, the Earth911 Merger has been accounted for as a reverse acquisition, with Earth911 as the accounting acquirer. The consolidated financial statements included in this Annual Report on Form 10-K represent a continuation of the financial statements of Earth911, with one adjustment, which is to retroactively adjust the legal capital of Earth911 to reflect the legal capital of Quest Resource Holding Corporation. See Note 2 of the notes to consolidated financial statements contained in this Annual Report on Form 10-K.

Our Business

We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses and operate environmentally based social media and online database platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials. Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers, and large local businesses to have a single point of contact for managing a variety of waste streams and recyclables. Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.

We believe we offer innovative, cost-effective, one-stop management programs for the reuse, recycling, and proper disposal of a wide variety of recyclables and disposals that provide regional and national customers with a single point of contact for managing these materials. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from the fleet and industrial, food service and retail, and solid waste industries. We currently concentrate on programs for recycling motor oil and automotive lubricants, scrap tires, grease and cooking oil, meat renderings, organics, hazardous and non-hazardous waste, regulated medical waste, construction debris, glass, cardboard, paper, metal, and solid waste.

Utilizing what we believe is the nation’s most complete directory of local recycling and proper disposal options for almost every household product and material, we empower consumers and enable consumer product companies to empower their customers by providing them with complete information and instructions about the recycling and disposal of a wide range of household products and materials; offer advertisers the opportunity to target a zero-waste lifestyle audience concerned about sustainability, recycling, and environmentally appropriate disposal; and enable product manufacturers to determine recycling availability for substantiating recycling claims and product design. Consumers can access our directory and instructions for any zip code in the United States through multiple platforms, including the Earth911.com website, our mobile applications for smartphones and tablets, traditional phone lines, social media, and branded recycling locators on client platforms and applications, in addition to engaging with our content and media on leading social platforms such as Facebook, Twitter, Pinterest, Instagram, Tumblr, YouTube, and Google+.

Years Ended December 31, 2013 and 2012 Operating Results

The following table summarizes our operating results for the years ended December 31, 2013 and 2012:

	Years Ended December 31
	2013	2012
Revenue	$67,504,540	$1,145,637
Cost of Revenue	62,430,670	36,021

Gross profit	5,073,870	1,109,616
Operating expenses:
Selling, general and administrative	12,675,261	6,848,782
Depreciation and amortization	1,817,802	68,576
Loss (gain) on sale of assets	(14,472)	406
Gain on acquisition assets	(23,449,372)	—
Impairment of goodwill	26,850,039	17,636,569

Total operating expenses	17,879,258	24,554,333

Operating loss	(12,805,388)	(23,444,717)
Interest expense	(4,196,279)	(996,924)
Valuation gain (expense) – common stock warrants	—	(1,490,812)
Financing cost for senior secured convertible note – related party	(1,465,000)	(17,242,526)
Equity in Quest Resource Management Group, LLC income	667,316	1,964,540
Income tax expense	—	(941,054)

Net loss	($17,799,351)	($42,151,493)

Pro forma Years Ended December 31, 2013 and 2012 Operating Results

The following table summarizes our pro forma condensed consolidated operating results for the years ended December 31, 2013 and 2012, assuming 100% of Quest’s operations as they existed at the time were included in the relevant periods:

	Pro forma
	Years ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Consolidated operating statement information:
Net sales	$136,361,242	$131,767,312
Gross profit	11,427,971	14,043,955
Loss from operations	(11,798,709)	(19,439,334)
Net loss	$(17,128,720)	$(40,232,245)
Reconciliation to pro forma EBITDAS:
Net loss	$(17,128,720)	$(40,232,245)
Interest expense	4,248,955	1,118,519
Income tax expense	—	941,054
Depreciation and amortization	2,019,585	387,148
Stock-based compensation	2,393,249	1,904,698
Other financing expense	1,465,000	18,733,338

Pro forma EBITDAS	$(7,001,931)	$17,147,488

The pro forma year ended December 31, 2013 shown above includes an impairment of goodwill of $26,850,039, partially offset by a valuation gain on equity interest in Quest of $23,449,372, both related to the acquisition of the Quest Interest. The impact to the results of operations of these two items was a net loss of $3,400,667. We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, and stock-related non-cash charges, or EBITDAS, to evaluate our performance.

To further illustrate our performance, other items included in our results of operations for the years ended December 31, 2013 and 2012 are summarized below in relationship to the pro forma EBITDAS:

	Pro forma
	Years ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Pro forma EBITDAS	$(7,001,931)	$17,147,488
Selling, general and administrative—restructuring expenses	1,656,314	—
Gain on equity interest in Quest Resource Management Group, LLC	(23,449,372)	—
Impairment of goodwill	26,850,039	17,636,569

	$(1,944,950)	$489,081

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Revenue

Revenue for the year ended December 31, 2013 was $67,504,540, an increase of $66,358,903, or 5,792%, over revenue of $1,145,637 for the year ended December 31, 2012. The increase was primarily due to the consolidated recycling and waste service fees and commodity sales revenue of Quest subsequent to our acquisition of the Quest Interests on July 16, 2013, which contributed approximately $66,355,172 in revenue, offset by a decline in Earth911 advertising revenue and lower sales of recycled electronics from YouChange operations.

Cost of Revenue/Gross profit

Our cost of revenue of $62,430,670 and $36,021 for the years ended December 31, 2013 and 2012, respectively, was primarily related to the consolidated cost of recycling and waste disposal services and commodities from Quest’s operations subsequent to July 16, 2013 and the sales of recycled electronics from the operations of YouChange subsequent to the October 2012 Earth911 Merger. Gross profit margin increased $3,964,254 to $5,073,870 from $1,109,616 in 2012, representing a 357% increase from 2012 and 7.5% of total 2013 net sales, compared to 96.9% in 2012. The decrease in gross profit margin percentage was primarily due to the majority of the 2013 sales was derived from the lower margin recycling and waste services and commodity sales consolidated subsequent to acquisition of the Quest Interests on July 16, 2013 versus only advertising revenue and recycled electronic sales in 2012.

We expect 2014 gross profit margins to remain comparable to the year end on average with margins that can range from 5%-20% across the various recycling, waste and commodity programs and beyond that range for advertising revenue and consulting. We believe that as we continue to add new clients, we expect an upward trend in our average gross profit margins over those experienced in 2013. Margins will be affected quarter to quarter by the volumes of waste and recycling materials generated by our clients, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates and the sales mix between advertising, consulting, commodities and services in any one reporting period.

Operating Expenses

For the year ended December 31, 2013, operating expenses decreased $6,675,075 to $17,879,258 from $24,554,333 for fiscal 2012. The 2013 operating expenses included $26,850,039 of goodwill impairment related to the Quest acquisition, partially offset by a gain on equity interest in Quest related to the acquisition of $23,449,372, for a net loss of $3,400,667. The 2012 operating expenses included $17,636,569 of goodwill impairment. The 2012 goodwill impairment was related to YouChange and arose as a result of the Earth911 Merger. See Note 18 to the current year’s financial statements for additional information on our impairment assessment.

Selling, general, and administrative expenses were $12,675,261 and $6,848,782 for the years ended December 31, 2013 and 2012, respectively, an increase of $5,826,479 primarily due to the addition of Quest, after the acquisition, and YouChange operating expenses of approximately $5,722,100 and $162,203 respectively, and along with Earth911 and YouChange nonrecurring restructuring charges of approximately $1,656,314. In addition, we increased professional fees related to the Earth911 Merger in 2012 and the acquisition of the Quest Interests in 2013.

Operating expenses also included depreciation and amortization of $1,817,802 and $68,576 for the years ended December 31, 2013 and 2012, respectively, which primarily increased beginning July 17, 2013 with the increased amortization of $1,532,717 from the recognition of $18,950,000 of amortizable intangible assets related to the acquisition of the Quest Interests.

Interest and Other Expenses

Interest and other expenses were $5,661,279 in 2013 versus $19,730,262 in 2012, a decrease of $14,068,983. The decrease was primarily due to a reduction of $15,777,526 in financing cost related to the Stockbridge Convertible Note and a reduction of $1,490,812 in valuation expense related to warrants, which pursuant to ASC 815 were bifurcated and valued separately. The decrease was partially offset by an increase in interest expense of $3,199,355 primarily due to the addition of the long-term Sellers’ Notes totaling $22,000,000 as part of the acquisition of the Quest Interests on July 16, 2013.

Equity in Quest Income

Equity in Quest income for the years ended December 31, 2013 and 2012 was $667,316 and $1,964,540, respectively, or a decrease of $1,297,224. The decrease is the result of recognizing equity method income through July 16, 2013, prior to the Quest acquisition, versus a full year in 2012. Subsequent to July 16, 2013 Quest’s financial activity is consolidated.

Net Loss

The net loss for the year ended December 31, 2013 was lower by $24,352,142 to $17,799,351 in 2013 compared with a net loss of $42,151,493 for the year ended December 31, 2012. The explanations above detail the majority of the changes related to the net loss on a year-to-year basis.

Loss Per Share

The loss per share on a basic and diluted basis was ($0.23) for the year ended December 31, 2013 compared with a loss per share of ($0.74) for the year ended December 31, 2012. The weighted average number of shares of common stock outstanding increased from 56,988,497 as of December 31, 2012 to 77,055,327 as of December 31, 2013. The increase in the share count in 2013 was primarily from our acquisition of the Quest Interests on July 16, 2013, which included the issuance of 22,000,000 shares of common stock to the sellers.

Our business, including revenue, operating expenses, and operating margins vary depending on commodity prices, the blend of services, the nature of the contract, and volumes. Our business plan contemplates a rapid expansion of our operations, which may place a significant strain on our management, financial, and other resources. Our ability to manage the challenges associated with any expansion of our business and integration of future acquisitions, if any, will depend upon, among other things, our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, implement technical information and accounting systems, and attract, assimilate, and retain qualified management and other personnel. Therefore our profitability in the near future, or ever, will be dependent on successful execution of our business plan, along with market and environmental factors.

EBITDAS

We use the non-GAAP measurement of EBITDAS to evaluate our performance. EBITDAS is a non-GAAP measure that we believe can be helpful in assessing our overall performance and considered as an indicator of operating and earnings quality. We suggest that EBITDAS be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP. The following table reflects the EBITDAS for the years ended December 31, 2013 and 2012:

RECONCILIATION OF NET LOSS TO EBITDAS

	As Reported
	Years Ended December 31,
	2013	2012
Net loss	$(17,799,351)	$(42,151,493)
Interest expense	4,196,279	996,924
Income tax expense	—	941,054
Depreciation and amortization	1,817,802	68,576
Stock-based compensation	2,393,248	1,904,698
Other financing expense	1,465,000	18,733,338

EBITDAS	$(7,927,022)	$(19,506,903)

Liquidity and Capital Resources

As of December 31, 2013, we had $2,676,984 of cash and cash equivalents and a working capital deficit of $5,358,608. Our primary sources of funds for conducting our business activities are derived from sales of services, commodities, consulting and advertising, from our credit facilities and from the placement of our equity securities with investors. We require working capital primarily to increase accounts receivable during sales growth, service debt, purchase capital assets, to fund operating expenses, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, for potential acquisition transactions, and to pursue our following goals:

•	expanding sales staff and market reach;

•	expanding and developing our IT infrastructure, operations applications, and mobile strategy;

•	enhancing, developing, and introducing services and offerings

•	expanding visitors to the Earth911.com website and increasing advertising and sponsorship revenue; and

•	Expanding our customer base for recycling services.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $4,443,435 and $3,820,068 for the years ended December 31, 2013 and 2012, respectively. Cash used in operating activities for the year ended December 31, 2013 was related to the net loss of $17,799,351 offset by non-cash items of $11,786,682 and the net change in operating assets and liabilities of $1,569,234. Cash used in operating activities for the year ended Decembers 31, 2012 was related to the net loss of $42,151,493 offset by non-cash items of $38,073,541 and the net change in operating assets and liabilities of $257,884. The non-cash items are primarily from depreciation, amortization of intangible assets and debt discounts and financing costs, stock based compensation, equity income in Quest, and impairment of goodwill. The net changes in operating assets and liabilities are primarily related to changes in accounts receivable, accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins vary depending on commodity prices, the blend of services, the nature of the contract, and volumes. Our operating activities may require additional cash in the future depending on how we expand our operations and until such time as we generate positive cash flow from operations.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2013 was $5,157,656. This was primarily from distributions received from Quest of $1,114,304 and the acquisition of $4,235,671 of cash as part of the acquisition of the Quest Interests, offset by the purchase of property and equipment of $65,107. Cash provided by investing activities for the year ended December 31, 2012, was $685,106 primarily from distributions received from Quest.

Cash Flows from Financing Activities

Cash provided by financing activities was $1,477,035 and $2,346,672 for the years ended December 31, 2013 and 2012, respectively. Cash provided by financing activities for the year ended December 31, 2013 was due to $1,000,000 of proceeds under our Stockbridge senior related party secured convertible note, $500,000 of proceeds from our Regions Bank line of credit, and $33,067 from conversion of notes payable, offset by lease obligation payments of $56,032.

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of long-lived assets, inventory, deferred financing costs, warrant liability, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Stock Options

We estimate fair value of stock options using the Black-Scholes-Merton valuation model. Significant Level 3 assumptions used in the calculation were determined as follows:

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2013 and 2012, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2013 and December 31, 2012, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of December 31, 2013 and 2012 consist of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, convertible notes payable, notes payable, capital leases and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of convertible notes and warrant liability are reported in other income (expense).

The March 29, 2013 and December 31, 2012 valuations were measured at fair value by utilizing the quoted market price for our common stock and the valuation for the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of March 29, 2013 and December 31, 2012. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase 6,905,576 shares of our common stock at $0.37 per share, Warrant 1-1 and Warrant 1-5 had a net number value of $20,233,338. Using the same valuation method, Warrant 1-6 had a net number value of $1,465,000 upon issuance on March 29, 2013. All three warrants were exercised on March 29, 2013. See Note 9 to the current year’s financial statements regarding the exercise of these warrants.

Recently Issued Accounting Pronouncements

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” or ASU 2011-05. ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, or OCI, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011; however, during December 2011 the FASB issued ASU No. 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of this guidance has not had a material impact on our financial position and results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. The amendments in ASU 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. However, many of the amendments in ASU 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for annual periods beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our financial position and results of operations.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are of significance, or potential significance to us.

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

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Annual Report on Form 10-K, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on
Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be contained in a Form 10-K/A to be filed with the SEC, which is expected to be filed not later than 120 days after the end of our year ended December 31, 2013.

We have adopted a Code of Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. We have also adopted a Code of Ethics for the CEO and Senior Financial Officers. The Code of Conduct and the Code of Ethics for the CEO and Senior Financial Officers is posted on our website at www.qrhc.com.

We will post any amendments to, or waivers from, a provision of the Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Form 10-K/A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Form 10-K/A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Form 10-K/A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the Form 10-K/A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of March 15, 2010, among Bluestar Financial Group, Inc., Bluestar Acquisition Corporation, and Youchange, Inc. (1)

2.4	Agreement and Plan of Merger, dated as of May 21, 2012, among YouChange Holdings Corp, YouChange Merger Subsidiary Corp., and Earth911, Inc., including all amendments thereto (2)

2.7	Securities Purchase Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp., and Quest Resources Group, LLC, Brian Dick, and Jeff Forte (3)

3.1(a)	Second Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (4)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation (5)

10.1†	Severance Agreement, dated as of October 17, 2012, by and between Infinity Resources Holdings Corp. and Barry Monheit (6)

10.2†	Severance Agreement, dated as of October 17, 2012, by and between Earth911, Inc. and Corey Lambrecht (7)

10.5(e)†	2012 Incentive Compensation Plan (8)

10.5(f)†	Form of Non-Qualified Stock Option Agreement

10.5(g)†	Form of Incentive Stock Option Agreement

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (9)

10.7	Securities Purchase Agreement, dated March 22, 2012, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the note and warrants issued thereunder (10)

10.8	Allonge to Senior Secured Convertible Note, dated October 10, 2012, by between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (11)

10.9	Second Allonge to Senior Convertible Note, dated March 29, 2013, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (12)

10.10	Stockholders Voting Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp.; Mitchell A. Saltz and Colton Melby; and Brian Dick and Jeff Forte (13)

10.11	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Brian Dick (14)

10.12	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Jeff Forte (15)

10.13	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Brian Dick (16)

10.14	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Jeff Forte (17)

10.15†	Transition Services, Amendment to Severance Agreement, and Release, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Barry M. Monheit (18)

10.16†	Employment Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Brian Dick (19)

10.17†	Consulting Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Jeff Forte (20)

10.18	Master Environmental Services Agreement, dated as of February 1, 2013, by and between Quest Resource Management Group, LLC and Wal-Mart Stores, Inc.

10.19	Loan Agreement, dated as of December 15, 2010, by and between Quest Resource Management Group, LLC and Regions Bank, including all amendments thereto

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010, and incorporated herein by reference.
(2)	Filed as Annex A to the Registrant’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on August 27, 2012 and as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(4)	Filed as Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(5)	Filed as Exhibit 3.2(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(6)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(7)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(8)	Filed as Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 30, 2013.
(9)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(10)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(11)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.

(12)	Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(13)	Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(14)	Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(15)	Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(16)	Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(17)	Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(18)	Filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(19)	Filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(20)	Filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 31, 2014	By:	/s/ Brian S. Dick
Brian S. Dick
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 31, 2014	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Brian S. Dick and Laurie L. Latham, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian S. Dick	President and Chief Executive Officer (Principal Executive Officer), Director	March 31, 2014
Brian S. Dick

/s/ Laurie L. Latham	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
Laurie L. Latham

/s/ T. Jeffrey Cheney, Jr.	Director	March 31, 2014
T. Jeffrey Cheney, Jr.

/s/ Jeffrey D. Forte	Director	March 31, 2014
Jeffrey D. Forte

/s/ Michael F. Golden	Director	March 31, 2014
Michael F. Golden

/s/ Colton R. Melby	Director	March 31, 2014
Colton R. Melby

/s/ Ronald L. Miller, Jr.	Director	March 31, 2014
Ronald L. Miller, Jr.

Signature	Title	Date

/s/ Barry M. Monheit	Director	March 31, 2014
Barry M. Monheit

/s/ Mitchell A. Saltz	Director	March 31, 2014
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	March 31, 2014
I. Marie Wadecki

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Quest Resource Holding Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Resource Holding Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders’ equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP
Semple, Marchal & Cooper, LLP
Certified Public Accountants
Phoenix, Arizona
March 28, 2014

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,676,984	$485,728
Accounts receivable, less allowance for doubtful accounts of $319,735 and $7,398 as of December 31, 2013 and 2012, respectively	20,849,140	174,013
Inventory	3,251	4,292
Prepaid expenses and other assets	401,537	38,019

Total current assets	23,930,912	702,052
Property and equipment, net	645,485	156,688
Goodwill	58,337,290	—
Intangible assets, net	17,636,964	128,800
Investment in Quest Resource Management Group, LLC	—	4,047,615
Security deposits and other assets	95,892	226,794

Total assets	$100,646,543	$5,261,949

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$2,750,000	$—
Accounts payable	23,589,755	316,597
Accrued liabilities	2,673,770	648,153
Deferred revenue	234,899	166,362
Long-term debt and capital lease obligations—current portion	16,096	72,128
Convertible notes payable—short term, net of discount of nil and $33,394 as of December 31, 2013 and 2012, respectively	25,000	99,106

Total current liabilities	29,289,520	1,302,346
Long-term capital lease obligations, less current maturities	33,067	—
Long-term senior secured convertible notes—related parties, net of discount $4,656,934 and $1,313,897 as of December 31, 2013 and 2012, respectively	17,343,066	686,103
Warrant liability	—	20,233,338

Total liabilities	46,665,653	22,221,787
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.001 par value, 200,000,000 and 100,000,000 shares authorized, 95,814,565 and 58,040,230 shares issued and outstanding as of December 31, 2013 and 2012, respectively	95,815	58,040
Additional paid-in capital	119,410,777	30,708,473
Accumulated deficit	(65,525,702)	(47,726,351)

Total stockholders’ equity (deficit)	53,980,890	(16,959,838)

Total liabilities and stockholders’ equity (deficit)	$100,646,543	$5,261,949

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
Revenue	$67,504,540	$1,145,637
Cost of revenue	62,430,670	36,021

Gross profit	5,073,870	1,109,616
Operating expenses:
Selling, general and administrative	12,675,261	6,848,782
Depreciation and amortization	1,817,802	68,576
Loss (gain) on sale of assets	(14,472)	406
Gain on equity interest in Quest Resource Management Group, LLC	(23,449,372)	—
Impairment of goodwill	26,850,039	17,636,569

Total operating expenses	17,879,258	24,554,333

Operating loss	(12,805,388)	(23,444,717)
Other expense:
Interest expense	(4,196,279)	(996,924)
Valuation expense—common stock warrants	—	(1,490,812)
Financing cost for senior convertible note—related parties	(1,465,000)	(17,242,526)

Total other expense, net	(5,661,279)	(19,730,262)
Loss before taxes and equity income	(18,466,667)	(43,174,979)
Equity in Quest Resource Management Group, LLC income	667,316	1,964,540

Loss before taxes	(17,799,351)	(41,210,439)

Income tax expense	—	941,054

Net loss	$(17,799,351)	$(42,151,493)

Net loss applicable to common stockholders	$(17,799,351)	$(42,151,493)

Net loss per share
Basic and Diluted	$(0.23)	$(0.74)

Weighted average number of common shares outstanding
Basic and Diluted	77,055,327	56,988,497

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2011	46,847,631	$46,848	$2,204,651	$(5,574,858)	$(3,323,359)
Stock-based compensation expense	—	—	1,661,673	—	1,661,673
Discount senior secured convertible note	—	—	500,000	—	500,000
Related party notes and interest conversions	835,409	835	6,388,207	—	6,389,042
Deferred compensation converted to stock	110,490	111	259,889	—	260,000
Mezzanine financing reclassified to equity	687,051	687	1,375,246	—	1,375,933
Rights offering, net of financing costs	491,430	491	413,809	—	414,300
Common stock issued for loan fees	138,112	138	116,862	—	117,000
Shares issued to effect reverse merger	8,666,488	8,666	17,324,309	—	17,332,975
Common stock issued for services	108,083	108	248,917	—	249,025
Note conversions and discounts	155,536	156	214,910	—	215,066
Net loss	—	—	—	(42,151,493)	(42,151,493)

Balance, December 31, 2012	58,040,230	$58,040	$30,708,473	$(47,726,351)	$(16,959,838)
Stock-based compensation expense	—	—	2,194,390	—	2,194,390
Discount senior secured convertible note – related parties	—	—	6,500,000	—	6,500,000
Common stock issued for services	69,017	69	198,789	—	198,858
Common stock issued for Quest Resource Management Group, LLC	22,000,000	22,000	54,978,000	—	55,000,000
Note conversions and discounts	8,472,539	8,473	3,140,020	—	3,148,493
Warrant conversions	7,232,779	7,233	21,691,105	—	21,698,338
Net loss	—	—	—	(17,799,351)	(17,799,351)

Balance, December 31, 2013	95,814,565	$95,815	$119,410,777	$(65,525,702)	$53,980,890

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(17,799,351)	$(42,151,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	209,375	68,576
Amortization of intangibles	1,608,427	—
Amortization of debt discount and deferred financing costs	3,297,522	754,396
Loss on sale/disposition of property and equipment	(9,246)	406
Equity in Quest Resource Management Group, LLC income	(667,316)	(1,964,540)
Deferred income taxes	—	932,700
Provision for doubtful accounts	89,005	7,398
Stock-based compensation	2,393,248	1,904,698
Valuation expense common stock warrants	—	1,490,812
Financing costs for senior convertible note—related parties	1,465,000	17,242,526
Gain on equity interest in Quest Resource Management Group, LLC	(23,449,372)	—
Impairment of goodwill	26,850,039	17,636,569
Changes in operating assets and liabilities:
Accounts receivable	(5,246,794)	(105,932)
Inventory	1,041	123
Prepaid expenses and other assets	35,896	(26,238)
Prepaid income tax	5,108	84,460
Security deposits and other assets	80,205	3,684
Accounts payable	5,274,322	(26,160)
Accrued liabilities	1,350,919	293,686
Deferred revenue	68,537	(77,884)
Accrued interest—related parties	—	112,145

Net cash used in operating activities	(4,443,435)	(3,820,068)

Cash flows from investing activities:
Purchase of property and equipment	(65,107)	(14,760)
Proceeds from sale of property and equipment	22,788	100
Proceeds from reverse merger with YouChange	—	25,269
Acquisition of customer lists	(150,000)	—
Acquisition of cash – Quest Resource Management Group, LLC	4,235,671	—
Distributions received from Quest Resource Management Group, LLC	1,114,304	674,497

Net cash provided by investing activities	5,157,656	685,106

Cash flows from financing activities:
Proceeds from senior related party secured convertible note	1,000,000	2,000,000
Proceeds from line of credit	500,000	—
Proceeds (repayments) of notes payable	33,067	(3,333)
Repayments capital lease obligations	(56,032)	(55,795)
Proceeds from issuance of stock	—	416,300
Financing costs	—	(10,500)

Net cash provided by financing activities	1,477,035	2,346,672

Net increase (decrease) in cash and cash equivalents	2,191,256	(788,290)
Cash and cash equivalents at beginning of period	485,728	1,274,018

Cash and cash equivalents at end of period	$2,676,984	$485,728

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company and Description of Business and Future Liquidity Needs

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”), formerly Infinity Resources Holdings Corp., and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“YouChange”) (collectively, “QRHC”, the “Company”, “we”, “us” or “our company”).

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

On July 16, 2013, we acquired the membership interests of Quest held by Quest Resource Group LLC (“QRG”), comprising 50% of Quest (the “Quest Interests”). Our wholly owned subsidiary, Earth911, held the remaining 50% membership interest of Quest for several years, which is included in these financial statements as Investment in Quest Resource Management Group LLC, an equity method investment. Upon acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now owns Quest. We consolidated Quest in these financial statements from July 16, 2013 to December 31, 2013.

On October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our shares of common stock authorized for issuance to 200,000,000, and changed our trading symbol to “QRHC.”

Operations – We are an environmental solutions company that serves as a single-source provider of full service recycling and waste stream management solutions, as well as environmental program services and information. We offer innovative, cost-effective, one-stop reuse, recycling, and waste disposal management programs designed to provide regional and national customers with a single point of contact for managing a variety of recyclables and disposables. We also own the Earth911.com website, offering original online environmental related content about reuse, recycling, and disposal of waste and recyclables, and we own a comprehensive online database of local recycling and proper disposal options. As of October 28, 2013, our principal offices are located in Frisco, Texas.

Liquidity – During 2013, we restructured and relocated operations of Earth911 and YouChange to reduce future operating expenses and streamline management. We expect that the acquisition of the Quest Interests will provide increased cash flow from operations. In addition, we plan to increase working capital by increasing sales, maintaining efficient operating expenses, and through other initiatives. In addition, our note payable obligations are contingent upon our cash flow requirements.

Pro forma Year Ended December 31, 2013 and 2012 Operating Results – As discussed above and in Note 10 to these financial statements, we previously accounted for Quest as an equity investment. On July 16, 2013, we acquired the remaining 50% membership interests of Quest, and now hold 100% of the membership interests of Quest. The accompanying financial statements consolidate the results of operations of Quest from the date of acquisition.

The following table summarizes our pro forma consolidated operating results for the years ended December 31, 2013 and 2012, assuming Quest had been a wholly owned subsidiary and 100% of Quest’s operations were included in the relevant periods:

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

	Pro forma
	Years ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Consolidated operating statement information:
Net sales	$136,361,242	$131,767,312
Gross profit	11,427,971	14,043,955
Income (loss) from operations	(11,798,709)	(19,439,334)
Net income (loss)	(17,128,720)	(40,232,245)

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation and Reclassifications

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2013 and 2012, as well as the equity method accounting for its investment in Quest through July 15, 2013.

The Earth911 Merger, which closed on October 17, 2012, was deemed to be a reverse merger, with Earth911 as the accounting acquirer. As such, the operating activity of QRHC is consolidated into these consolidated financial statements for the year ended December 31, 2013, and included for the period after October 17, 2012 for the year ended December 31, 2012. Therefore, the accompanying financial statements include (i) the operating activity of QRHC for the period October 17, 2012 to December 31, 2013; (ii) the operating activities for Earth911 for the years ended December 31, 2013 and 2012 along with the equity method of accounting for our investment in Quest through July 16, 2013; and (iii) the operating activity of Quest subsequent to our acquisition of the Quest Interests on July 16, 2013 through December 31, 2013.

Through July 16, 2013, Quest was deemed to be a separate operating unit from Infinity and as such, there were no intercompany transactions that required elimination at that time. All other intercompany accounts and transactions have been eliminated in consolidation, including transactions between QRHC and Quest subsequent to July 16, 2013. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

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

We use significant estimates when accounting for the collectability of accounts receivable, depreciable lives of fixed assets, accruals, assumptions used in the valuation and recognition of share-based payments and warrant liability, the realization of goodwill and intangible assets, deferred tax assets, the equity method investment in Quest, and the application of accounting for the senior secured convertible notes, all of which are discussed in their respective notes to the consolidated financial statements.

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

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

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

Quest provides businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. Quest utilizes third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when Quest is primarily obligated in a transaction, has latitude in establishing prices and selecting suppliers, has credit risk, or has several but not all of these indicators, revenue is recorded gross and amounts collected from customers for sales tax are recorded on a net basis. In a situation in which Quest is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we would record the net amounts as management fees earned. Currently, we have no contracts accounted for as management fees.

Earth911 revenue primarily represents licensing fees that are recognized ratably over the term of the license. We derive some revenue from advertising contracts, which is also recognized ratably, over the term that the advertisement appears on our website.

Cash and Cash Equivalents

We consider all highly liquid instruments with a remaining maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each customer’s financial condition and is generally unsecured. Accounts receivable are typically due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheet. Accounts are considered past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, our previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection efforts have been exhausted. Payments subsequently received on such receivables are credited to bad debt expense in the period the payment is received.

As of December 31, 2013 and 2012, an allowance of $319,735 and $7,398, respectively, had been established for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivables only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2013 and 2012 were as follows:

	Years ended December 31,
	2013	2012
Beginning balance	$7,398	$—
Allowance from Quest acquisition	263,887
Bad debt expense, net of recoveries	62,017	7,398
Uncollectible accounts written off	(13,567)	—

Ending balance	$319,735	$7,398

Inventories

Inventories consist of used consumer electronics and computer devices and are stated at the lower of cost (average cost method which approximates first-in, first-out) or market. We determine cost based on our estimate of the “collection” value of each item, which is what we then pay the supplier. We establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory and current and expected market conditions. We recorded no provisions for inventory obsolescence as of December 31, 2013 and 2012.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

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

Fair value accounting has been applied to the valuation of stock-based compensation, warrants issued, intangible assets, and goodwill.

Stock Options - We estimate the fair value of stock options on grant date in accordance with ASC Topic 718 using the Black-Scholes-Merton valuation model. Significant Level 3 assumptions used in the calculation are as follows:

•	Expected term is determined in accordance with SEC Staff Accounting Bulletin No. 107 using the simplified method for plain vanilla options by the average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

•	Expected volatility is measured using the historical changes in the market price of our common stock, disregarding identifiable periods of time in which share price was extraordinarily volatile due to certain events that are not expected to recur during the expected term;

•	Risk-free interest rate is used to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

Warrants - We estimate fair value of the warrant liability using Level 3 inputs for the initial valuation of the warrants using the Black-Scholes-Merton valuation model. The March 29, 2013 cashless exercise value was calculated using Level 1 and 3 inputs from the exercise of all warrants that were exercisable on that date and the quoted common stock market price. See Note 9.

Goodwill - The fair value of the reporting unit used in the goodwill impairment analysis performed in the current year was determined assuming the suspension of funding of future development activities of the reporting unit and anticipated continuing negative cash flows from operations. These were determined to be level 3 inputs.

Property and Equipment

We record property and equipment at cost. We provide for depreciation on the straight-line method, over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the useful life or the remaining term of the related leases. We charge expenditures for repairs and maintenance to operations as incurred; we capitalize renewals and betterments when they extend the useful life of the asset. We record gains and losses on the disposition of property and equipment in the period incurred. We report assets to be disposed of, if any, at the lower of the carrying amount or fair value less costs to sell. Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $209,375 and $68,576, respectively.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Computer equipment	3 to 5 years
Office furniture and equipment	5 to 7 years
Leasehold improvements	5 to 7 years

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If we consider such assets to be impaired, we measure the impairment recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determine fair value based on discounted cash flows or appraised values, depending on the nature of the asset.

Impairment of Long-Lived Assets

We analyze assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. The effects of any revision are recorded to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We carry assets held for sale, if any, at the lower of carrying amount or fair value less selling costs. We did not recognize impairment charges for long-lived assets during 2013 and 2012.

Goodwill

The excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired over the (ii) fair value of the net identifiable assets acquired is recorded as goodwill. We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. After evaluating these qualitative factors, an impairment loss was recorded in 2012 and 2013 because the carrying amount of the reporting unit’s assets exceeded the fair value determined. Future increases in the fair value amount will not result in an adjustment to the impairment loss recorded in our consolidated financial statements. See Note 18 regarding the impairment of goodwill recognized during 2013 and 2012.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to our reverse acquisition of Earth911. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2013 and 2012 would be dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes (see Note 15), and total 15,164,789 shares at December 31, 2013, and 17,270,346 shares at December 31, 2012.

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insured level per institution. Cash balances on deposit have exceeded federally insured limits; however, we have never experienced any losses related to these balances.

We sell our products and services primarily to consumers, advertisers, and businesses without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and related receivable balances:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2013	1	76%	31%
2012	1	89%	71%

We believe we have no significant credit risk in excess of recorded reserves.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

Investment in Quest

We account for investee companies that are not consolidated, but over which we exercise significant influence, under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Prior to July 17, 2013, we accounted for the investment in Quest under the equity method of accounting, in which the investee company’s accounts are not consolidated within our consolidated balance sheet and statement of operations. Our share of earnings or losses of the investee company is reflected in the caption “Equity in Quest Resource Management Group, LLC income” in our consolidated statement of operations. Our carrying value in an equity method investee company is reflected in the caption “Investment in Quest Resources Management Group, LLC” in our consolidated balance sheet. Subsequent to our acquisition of the Quest Interests, the operational activity and the balance sheet are consolidated with QRHC.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We establish valuation allowances to reduce a deferred tax asset to the amount expected to be realized. We assess our ability to realize deferred tax assets based on current earnings performance and on projections of future taxable income in the relevant tax jurisdictions. These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation. We review our estimates of future taxable income annually. All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Our income tax returns are subject to adjustment under audit for approximately the last three years.

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2013 and 2012, advertising expense totaled $29,440 and $108,590, respectively.

Stock-Based Compensation

We expense all share-based grants to employees, including grants of employee stock options, based on their estimated fair values at grant date, in accordance with ASC Topic 718. We record compensation expense for stock options over the vesting period using the estimated fair value on the date of grant, as calculated using the Black-Scholes-Merton model. We classify all share-based awards as equity instruments and recognize the vesting of the awards ratably over their respective terms. See Note 14 for a description of our share-based compensation plan and information related to awards granted under the plan.

Reverse Acquisition

We have accounted for the reverse acquisition of Earth911 discussed above in accordance with ASC Subtopics 805-40 (Reverse Acquisitions). The 8,666,488 shares (post-split) of QRHC outstanding immediately prior to the reverse acquisition represent the consideration transferred for the Earth 911 Merger.

3. Inventories

As of December 31, 2013 and 2012, finished goods inventories were $3,251 and $4,292, respectively, consisting of composite heaters at December 31, 2013 and used consumer electronics and computer devices at December 31, 2012, with no reserve for inventory obsolescence at either date.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

4. Property and Equipment

At December 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	As of December 31,
	2013	2012
Vehicles	$544,984	$—
Computer equipment	790,987	157,305
Office furniture and fixtures	239,662	209,026
Machinery and equipment	458,257	—
Leasehold improvements	12,363	6,261

	2,046,253	372,592
Less: accumulated depreciation	(1,400,768)	(215,904)

	$645,485	$156,688

We lease certain office furniture and fixtures under agreements that are classified as capital leases. The cost of equipment under these capital leases was $49,163 and $187,357 at December 31, 2013 and December 31, 2012, respectively, and is included in the consolidated financial statements as property and equipment. Accumulated depreciation of the leased equipment at December 31, 2013 and December 31, 2012 was $1,402 and $85,326, respectively.

5. Intangible Assets

The components of intangible assets are as follows:

December 31, 2013	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$1,166,000	$11,554,000
Trademarks	7 years	6,230,000	407,917	5,822,083
Patents	7 years	230,683	216,951	13,732
Customer lists	5 years	307,153	60,004	247,149

Total intangible assets		$19,487,836	$1,850,872	$17,636,964

Goodwill	Indefinite	$58,337,290		$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the assets. The amortization expense related to intangible assets subsequent to July 16, 2013 is $1,608,426 for the period ending December 31, 2013. We expect amortization expense to be approximately $3.5 million in the years ending 2014 through 2017 and approximately $2.1 million in the year ending 2018. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2013	2012
Compensation	$1,114,252	$191,393
Deferred rent obligation	930,274	138,926
Sales and use tax	484,134	—
Professional fees	40,241	302,818
Insurance	48,663	—
Accrued interest and other	56,206	15,016

	$2,673,770	$648,153

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

7. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement provides Quest with a loan facility up to $10,000,000 for working capital with advances generally limited to 60% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (4.75% as of December 31, 2013). The base rate for any day is the greater of (a) the Federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets. Quest had $2,750,000 outstanding and approximately $7,250,000 available to be borrowed as of December 31, 2013. As of March 15, 2013, Quest and Regions have made amendments to the loan to extend the term to June 13, 2014.

8. Convertible Notes Payable

The activity from the date of the merger, October 17, 2012, to December 31, 2013 for convertible notes payable related to YouChange is summarized in the following paragraphs. During the year ended December 31, 2012, $142,218 of principal and $7,747 of interest were converted into 118,038 shares of our common stock. During the year ended December 31, 2013, $107,500 of principal and $6,493 of interest were converted into 89,942 shares of our common stock. As of December 31, 2012, the outstanding convertible notes payable and associated accrued interest described below were converted into a total of approximately 108,680 shares of our common stock. As of December 31, 2013, the outstanding convertible notes payable and associated accrued interest described below were convertible into a total of approximately 22,841 shares of our common stock.

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

The following convertible notes payable were outstanding as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Convertible note payable to unrelated parties, issuance date of October 2011	$—	$10,000
Convertible note payable to unrelated parties, issuance date of April 2012	—	5,000
Convertible note payable to unrelated parties, issuance date of August 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of September 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of September 2012	—	12,500
Convertible note payable to unrelated parties, issuance date of September 2012	25,000	25,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	25,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	10,000
Convertible note payable to unrelated parties, issuance date of October 2012	—	25,000

Total convertible notes payable—short term	25,000	132,500
Less: unamortized discounts due to beneficial conversions features	—	(33,394)

Total convertible notes payable—short term, net of discounts	$25,000	$99,106

Further details for the outstanding notes payable are as follows:

•	During October 2011, we issued for cash a $10,000 convertible note to an unrelated, accredited third party. The note matured three months from the date of issuance and was extended for an additional 30 days. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $5,200 for this convertible note. The holder converted the note and its accrued interest during the year ended December 31, 2013 into 9,278 shares of common stock.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

•	During April 2012, we issued for cash a $5,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance and was extended for an additional 30 days. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.75 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,712 for this convertible note. The holder converted the note and its accrued interest during the year ended December 31, 2013 into 3,130 shares of common stock.

•	During August 2012, we issued for cash a $10,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance but could be extended for an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $6,400 for this convertible note. The holder converted the note and its accrued interest during the year ended December 31, 2013 into 8,460 shares of common stock.

•	During September 2012, we issued for cash a $10,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance but could be extended for an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $8,600 for this convertible note. The holder converted the note and its accrued interest during the year ended December 31, 2013 into 8,339 shares of common stock.

•	During September 2012, we issued for cash a $12,500 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance but could be extended for an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $10,750 for this convertible note. The holder converted the note and its accrued interest during the year ended December 31, 2013 into 10,418 shares of common stock.

•	During September 2012, we issued for cash a $25,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance but could be extended for an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $17,500 for this convertible note. Although this note was past its maturity at December 31, 2013 and 2012, the holder converted the note and its accrued interest subsequent to December 31, 2013 into 23,201 shares of common stock.

•	During October 2012, we issued for cash a $25,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance but could be extended for an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $11,000 for this convertible note. During the period ended September 30, 2013, the holder converted the note and its accrued interest into 21,031 shares of common stock.

•	During October 2012, we issued for cash a $10,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance but could be extended for an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $2,400 for this convertible note. During the year ended December 31, 2013, the holder converted the note and its accrued interest into 8,292 shares of common stock.

•	During October 2012, we issued for cash a $25,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance but could be extended for an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time the note agreement was entered into, we recognized a beneficial conversion feature of $13,000 for this convertible note. During the period ended September 30, 2013, the holder converted the note and its accrued interest into 20,994 shares of common stock.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

9. Long-Term Debt and Capital Lease Obligations

At December 31, 2013 and December 31, 2012, total long-term debt outstanding consisted of the following:

	As of December 31,
	2013	2012
Senior secured convertible notes payable to a related party, 9% interest due monthly in arrears, converted July 16, 2013 (Net of discount of nil and $1,313,897 as of December 31, 2013 and 2012, respectively)	—	686,103
Secured convertible notes payable to related parties, 7% interest due monthly in arrears, due July 2016, repayment provisions discussed further below (Net of discount of $4,656,934 and nil as of December 31, 2013 and 2012, respectively)	17,343,066	—
Capital lease obligations, imputed interest at 4.75 to 46.0%, with monthly payments of $1,507 and $8,540, through November 2016 and December 2013, secured by computer equipment and office furniture, respectively	49,163	72,128

Total	17,392,229	758,231
Less: current maturities	(16,096)	(72,128)

Long-term portion	$17,376,133	$686,103

Stockbridge Senior Secured Convertible Note - On March 22, 2012, Earth911 entered into a securities purchase agreement with Stockbridge Enterprises, L.P., a related party (“Stockbridge”), pursuant to which Earth911 issued a senior secured convertible note (the “Convertible Note”) and four warrants to Stockbridge. The Convertible Note was secured by all the assets of Earth911. On each of October 10, 2012 and March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge (the “Allonge” and the “Second Allonge”). The Convertible Note and warrants were also adjusted for the Earth911 Merger in October 2012. On July 16, 2013, Stockbridge elected to convert $3,000,000 in principal and $34,500 of accrued interest of the Convertible Note into 8,382,597 shares of our common stock.

The amended Convertible Note provided for up to $3,000,000 principal with a maturity date of October 1, 2015, which was extendable under certain circumstances. As of June 30, 2013, the full amount of the principal had been drawn. The annual interest rate was adjusted in October 2012 to 9.0% from the original 6.0% and was due monthly in arrears. Reflecting the adjustment for the Earth911 Merger, the Convertible Note was convertible into shares of our common stock at $0.362 per share prior to the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price was lower than the conversion price in effect immediately prior to such issue or sale (the “Fixed Conversion Price”). As a result of the Earth911 Merger, our common stock is listed on a United States exchange (a “Triggering Event”); therefore the conversion price was the lower of the Fixed Conversion Price or the average closing bid price during the ten trading days immediately preceding the conversion date.

In connection with the Convertible Note, we issued five-year warrants that were subsequently adjusted for the Earth911 Merger and consisted of the following:

(i)	a warrant issued March 2012 to acquire up to 1,381,115 shares of our common stock, exercisable immediately upon execution of the Convertible Note (“Warrant 1-1”);

(ii)	three contingent warrants issued March 2012, exercisable only in the event that all outstanding principal and accrued interest on the Convertible Note was not paid in full at such dates, as follows: a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of 42 months after the issuance date of the warrant (“Warrant 1-2”); a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of 45 months after the issuance date of the warrant (“Warrant 1-3”); and a warrant to acquire up to 690,557 shares of our common stock, exercisable at the conclusion of 48 months after the issuance date of the warrant (“Warrant 1-4”);

(iii)	a warrant issued October 2012 upon execution of the Allonge to acquire up to 5,524,461 shares of our common stock, exercisable immediately (“Warrant 1-5”); and

(iv)	a warrant issued March 2013 upon execution of the Second Allonge to acquire up to 500,000 shares of our common stock, exercisable immediately (“Warrant 1-6”).

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

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

The Convertible Note increased by another $1,000,000 draw during the twelve months ended December 31, 2013, which was accounted for as an additional discount and an adjustment to additional paid-in-capital. The Convertible Note discount total of $3,000,000, which is equal to the amount of the funds drawn on the Convertible Note, was being amortized to interest expense over the life of the Convertible Note beginning March 22, 2012. As of December 31, 2013 and December 31, 2012, the unamortized portion of the debt discount was nil and $1,313,897, respectively. The amount of interest expense related to the amortization of the discount on the Convertible Note for the years ended December 31, 2013 and 2012 was $2,313,897 and $492,696, respectively.

On March 29, 2013, Stockbridge elected to exercise Warrant 1-1, Warrant 1-5, and Warrant 1-6 with exercisable rights in total to purchase 7,405,576 shares of our common stock at $0.37 per share under the cashless exercise option of the Second Allonge. The company determined the net number of shares to issue using the “Cashless Exercise” formula, as amended and restated, as follows:

Net Number of Shares to be Issue =	(A x B) – (A x C)
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

Based on the cashless exercise formula, on March 29, 2013 Warrant 1-1, Warrant 1-5, and Warrant 1-6 yielded a net number of shares to be issued of 7,232,779 with a value of $21,698,338 based on the $3.00 closing price of the stock on the date of issue.

Convertible Secured Promissory Notes – Quest Acquisition - In connection with our acquisition of Quest on July 16, 2013, we issued convertible secured promissory notes with a total principal amount of $22,000,000 to the owners of QRG: the Chief Executive Officer of Quest and the former President of Quest, who are also related parties to QRHC. The convertible secured promissory notes (collectively, the “Sellers Notes”) are each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and the sellers. The Sellers Notes accrue interest at a rate of 7% per annum and are payable on a monthly basis on the 5th day of the month beginning on September 5, 2013. The principal amount will be due and payable in one installment on July 16, 2016.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

The Sellers Notes are convertible at any time, in the sole discretion of each holder, into shares of our common stock at a price of $2.00 per share. In addition, the Sellers Notes are convertible, in our sole discretion, into shares of our common stock at a price of $2.00 per share at any time (i) after the two year anniversary of the Notes, (ii) the principal amount of each Sellers Notes has been paid down by $5,000,000 as a result of the first capital raise, (iii) our common stock trades on the Nasdaq Stock Market, the New York Stock Exchange, or NYSE MKT, and (iv) our common stock has traded at four times the $2.00 conversion price, as adjusted for any stock splits, reverse stock splits, or both. If the holders converted the Seller’s Notes as of December 31, 2013, the value of the shares upon conversion would have exceeded the note original principal balance by $1.1 million. Based on our share price at the time the Sellers Notes agreement was entered into, we recognized a beneficial conversion feature of $5,500,000 and discounted the Sellers Notes. As of December 31, 2013, the unamortized discount on the Sellers Notes was $4,656,934. The amount of interest expense related to the Sellers Notes for the period from July 17, 2013 until December 31, 2013 was $708,822. The amount of interest expense related to the amortization of the discount on the Sellers Notes for the period from July 17, 2013 until December 31, 2013 was $843,066.

The following table summarizes future maturities of debt and capital lease obligations, as amended, as of December 31, 2013:

Year Ending December 31,	Amount
2014	$16,096
2015	16,877
2016	22,016,190

Subtotal (assuming repayment in cash)	22,049,163
Less discount on Convertible Note	(4,656,934)
Less current maturities	(16,096)

Total	$17,376,133

10. Investment in Quest Resource Management Group, LLC

Prior to July 16, 2013, we held a 50% ownership interest in Quest, which Earth911 acquired on August 21, 2008. Subsequent to the purchase of the Quest Interests on July 16, 2013, 100% of the operating activity of Quest was consolidated into the operations of QRHC and reflects the adjustments for the ownership purchase and valuation of goodwill.

On July 16, 2013, we acquired all of the Quest Interests, held by QRG, comprising 50% of the membership interests of Quest. The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and the Sellers Notes in the aggregate principal amount of $22,000,000. The total purchase price of $77,000,000 was paid to the owners of QRG and related parties: the Chief Executive Officer of Quest and the President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and member of the Board of Directors of our company.

Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911, our wholly owned subsidiary, which now holds 100% of Quest. We accounted for the acquisition of Quest under ASC Topic 805; thereby, the acquisition accounting for the acquired Quest Interests and the step up basis of the previously owned 50% interest resulted in the following total purchase price for Quest as follows:

Consideration paid for Quest Interest	$77,000,000
Non-controlling interest in the acquiree at the acquisition date fair value	27,050,000

Total Consideration	$104,050,000

We primarily employed two methodologies that yielded substantially the same results to determine the fair value of our preexisting equity interest in Quest, which was remeasured as a noncontrolling interest independent of the acquired controlling interest as of the effective date of the acquisition: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; and (ii) the present value of expected future cash flows of Quest, level 2 and level 3 inputs, respectively. In connection with the fair value adjustment to the Investment in Quest Resource Management Group, LLC due to the acquisition, the Company recorded a gain on investment in Quest Resource Management Group of $23,449,372, the difference between the fair value and the carrying amount of the asset on the date of the acquisition.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

The purchase price allocation as of July 16, 2013 for the assets, liabilities, intangibles and goodwill totaling $104,050,000 was as follows:

Net assets and liabilities	$1,214,804
Customer relationships	12,720,000
Trademarks	6,230,000
Goodwill	83,885,196

$104,050,000

The financial condition and operating results of Quest for the relevant periods are presented below:

	Years ended December 31,
	2013	2012
Condensed operating statement information:
Net sales	$135,211,874	$130,621,675
Gross profit	10,436,628	12,934,339
Income (loss) from operations	(3,684,856)	4,005,383
Net income (loss)	(3,788,086)	3,883,788
Reported as part of the Quest operations for the relevant periods
Equity in Quest Resource Management Group, LLC income
50% ownership interest	$667,316	$1,964,540
Consolidated amounts subsequent to July 16, 2013
100% ownership interest
Net sales	$66,335,172	$—
Gross margin	4,082,526	—
Income (loss) from operations	(5,075,480)	—
Net income (loss)	(5,126,033)	—

The balance sheet of Quest as of December 31, 2012 is present below:

December 31, 2012
Condensed balance sheet information:
Current assets	$20,718,638
Long-term assets	2,118,295

Total assets	$22,836,933

Current liabilities	$17,925,175
Long-term liabilities	—
Equity	4,911,758

Total liabilities and members’ equity	$22,836,933

As of December 31, 2013, the condensed balance sheet and the operations reflect the allocation of the purchase price resulting in additional goodwill and intangible assets of $75,985,196 and the related amortization of the intangible assets of $1,608,426 for the period from July 16, 2013 to December 31, 2013, as well as the impairment of goodwill of $26,850,039, partially offset by a gain on the acquired assets of $23,449,372.

11. Income Taxes

We compute income taxes using the asset and liability method in accordance with ASC Topic 740. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measured using currently enacted tax rates and laws. A valuation allowance is provided for the amount of

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

deferred tax assets that, based on available evidence, are not expected to be realized. In our opinion, realization of our net operating loss carry forward is not reasonably assured as of December 31, 2013 or 2012, and valuation allowances of $4,149,000 and $2,433,000, respectively, have been provided against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	As of December 31,
	2013	2012
Deferred tax assets (liabilities):
Net operating loss	$4,212,000	1,029,000
Stock-based compensation	2,103,000	1,177,000
Accrued interest expense	150,000	155,000
Allowance for doubtful accounts	47,000	22,000
Deferred lease liability	70,000	50,000

Total deferred tax assets	6,582,000	2,433,000
Less: valuation allowance	(6,582,000)	(2,433,000)

Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2013	2012
U.S. federal statutory rate applied to pretax income	$(6,051,780)	$(11,713,000)
Permanent differences	2,739,048	10,344,000
State taxes and other	1,597,415	(123,000)
Change in valuation allowance	1,715,317	2,433,000

	$—	$941,000

As of December 31, 2013, we had federal income tax net operating loss carry forwards of approximately $4,212,000, which expire at various dates beginning in 2032. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss.

As of December 31, 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2014. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense.

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. Tax positions include the following:

•	an allocation or shift of income between taxing jurisdictions;

•	the characterization of income or a decision to exclude reportable taxable income in a tax return; or

•	a decision to classify a transaction, entity or other position in a tax return as tax exempt.

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2013 to 2011. Tax audits by their very nature are often complex and can require several years to complete. Prior to July 13, 2010, as a limited liability company, we were not a tax paying entity for federal and state income tax purposes. Accordingly, our taxable income or loss was allocated to our members in accordance with their respective percentage ownership.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

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

Our initial warrant valuation of the warrants issued in 2012 as described more fully in Note 9 was measured at fair value by applying the Black-Scholes-Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 66%; risk free interest rate of 1%; expected term of five years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $2.56 per warrant. The risk free interest rate is based on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. At the time of the initial warrant valuation, we were a private company and common stock transactions were too infrequent. Therefore, we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry we operate.

The March 29, 2013 and December 31, 2012 warrant valuations were measured at fair value by utilizing the quoted market price for our common stock and the valuation for the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of March 29, 2013 and December 31, 2012. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase 6,905,576 shares of our common stock at $0.37 per share, Warrant 1-1 and Warrant 1-5 had a value of $20,233,338. Using the same valuation method, Warrant 1-6 had a value of $1,465,000 upon issuance on March 29, 2013. All three warrants were exercised on March 29, 2013. See Note 9 regarding the exercise of these warrants.

The following table summarizes the warrant liability valuation for the years ended December 31, 2013 and 2012:

Description	Fair Value Measurements Warrant Liability
Beginning balance, December 31, 2011	$—
Issuances (Level 3)	18,742,526
Total (gains) or losses (Level 1 and 2)	1,490,812

Ending balance, December 31, 2012	$20,233,338
Issuances (Level 3)	1,465,000
Warrant conversion (Level 1 and 2)	(21,698,338)

Ending balance, December 31, 2013	$—

13. Commitments and Contingencies

We lease corporate office space in Frisco, Texas under a 60 month, non-cancelable operating lease. The lease expires in September 2015. Additionally, we lease corporate office space in Scottsdale, Arizona under a 66 month, non-cancelable operating lease, which we fully reserved in 2013 during the restructuring and relocating of our Earth911 and YouChange operations. The lease expires in March 2017 and provides for a renewal option of 60 months. Lease expense totaled $271,383 and $287,806 for the years ended December 31, 2013 and 2012, respectively.

The following is a schedule, by year, of future minimum rental payments required under the operating lease agreement as of December 31, 2013:

Year Ended December 31,	Amount
2014	$278,118
2015	218,178
2016	28,638
2017	28,638

$553,572

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

Our operating lease agreement contains a provision that abate rent payments for a period of five months. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is charged to accrued liabilities in the accompanying balance sheets.

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2013 or 2012.

14. Stockholders’ Equity

Preferred Stock - Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock - Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 95,814,565 shares and 58,040,230 shares were issued and outstanding as of December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, we issued shares of common stock as follows:

	Common Stock Shares	Amount
Common stock issued for services	69,017	$198,858
Common stock issued for Quest acquisition	22,000,000	55,000,000
Note and interest conversions	8,472,539	3,148,493
Warrant conversions	7,232,779	21,698,338

	37,774,335	$80,045,689

Common Stock for Services - We issued 69,017 shares of common stock to employees and consultants during the year ended December 31, 2013 for $198,858 of services included in operating expenses.

Warrants – At December 31, 2012, we had outstanding exercisable warrants, as adjusted, to purchase 6,905,576 shares of common stock at $0.37 per share. On March 29, 2013, we issued an exercisable warrant to purchase 500,000 shares of common stock at $0.37 per share. As of December 31, 2013, there were no outstanding exercisable warrants remaining after the exercise of the warrants on March 29, 2013 for 7,405,576 shares. At December 31, 2012, we had outstanding contingent warrants, as adjusted, to purchase 1,381,113 shares of common stock at $0.37 per share, which were cancelled upon conversion of the Convertible Note on July 16, 2013. See the discussion under Note 9 for further details regarding the issued warrants related to the Convertible Note, subsequent amendment, and exercise of warrants.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

The following table summarizes the warrants issued and outstanding as of December 31, 2013:

Warrants Issued and Outstanding as of December 31, 2013
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

Stock Option Plan - In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The purposes of the plan are to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with our performance. The plan is administered by our board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the plan is 7,500,000. Stock compensation expense prior to October 2012 related to options granted prior to the Earth911 Merger that was superseded by the 2012 Plan at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.

Following is a summary of stock option activity from January 1, 2012 through December 31, 2013:

	Stock Options
	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2012	1,381,115	$2.35	$2.35
Granted	1,969,000	2.00 – 2.79	2.10
Canceled/Forfeited	—	—	—

Outstanding at December 31, 2012	3,350,115	2.00 – 2.79	2.20
Granted	1,150,500	2.05 – 2.65	2.11
Canceled/Forfeited	358,667	2.10 – 2.79	2.18

Outstanding at December 31, 2013	4,141,948	2.00 – 3.25	2.48

The weighted-average grant-date fair value of options granted was $1.69 and $2.10 for the years ended December 31, 2013 and 2012, respectively.

For the years ended December 31, 2013 and 2012, the intrinsic value of options outstanding was $72,125 and $2,331,698, respectively, and of options exercisable was $22,500 and $1,199,613, respectively.

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

The following additional information applies to options outstanding at December 31, 2013:

Ranges of Exercise Prices	Outstanding at December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2013	Weighted- Average Exercise Price
$2.00 – $3.25	4,141,948	8.5	$2.48	2,939,448	$2.63

The following additional information applies to options outstanding at December 31, 2012:

Ranges of Exercise Prices	Outstanding at December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Excercisable at December 31, 2012	Weighted- Average Exercise Price
$2.00 – $2.79	3,350,115	9.6	$2.20	1,922,782	$2.27

Stock-based compensation expense for stock based incentive awards was $2,194,390 and $1,661,673 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $2,435,000. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.2 years.

Stock-Based Compensation - We account for all stock-based payment awards made to employees and directors, including stock options and employee stock purchases, based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period, net of forfeitures.

We use the Black-Scholes-Merton option-pricing model as our method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes-Merton model is affected by our stock price as well as other assumptions. These assumptions include the expected stock price volatility over the term of the awards, the actual and projected employee stock option exercise behaviors, and an estimated forfeiture rate.

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2013 and 2012 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012
Expected volatility	105%	155%
Risk-free interest rate	1.51%	0.70%
Expected dividends	0.00%	0.00%
Expected term in years	5.8	5.4

15. Net Loss per Share

We compute basic loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to our reverse acquisition of Earth911. We have other potentially dilutive securities outstanding that are not shown in a diluted loss per share calculation because their effect in both 2013 and 2012 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes and totaled 15,164,789 and 17,270,346 shares at December 31, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31,
	2013	2012
Net loss applicable to common stockholders—numerator for basic and diluted earnings per share	$(17,799,351)	$(42,151,493)

Weighted—average common shares outstanding—denominator for basic earnings per share	77,055,327	56,988,497
Net loss per share:
Basic and diluted	$(0.23)	$(0.74)

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

Anti-dilutive securities excluded from diluted loss per share:
Stock options	4,141,948	3,350,115
Warrants	—	8,286,689
Convertible notes	11,022,841	5,633,542

16. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2013	2012
Supplemental cash flow information:
Cash paid for interest	$898,757	$114,266
Cash flows from operating activities:
Common stock issued for deferred compensation	$—	$260,000
Common stock issued for conversion of related party debt, including accrued interest	$—	$6,389,042
Common stock issued for conversion of notes payable, including accrued interest	$3,148,493	$187,466
Common stock issued for services and loan fees	$198,858	$366,025
Common stock warrant liability and revaluations	$—	$20,233,338
Common stock issued for warrant liability – cashless exercise	$21,698,338	$—
Common stock issued for purchase of Quest Resource Management Group, LLC	$55,000,000	$—
Long-term senior secured convertible notes – related parties	$22,000,000	$—
Mezzanine financing reclassified to additional paid in capital	$—	$1,375,933
Discount to senior convertible note-related party	$6,500,000	$2,000,000

17. Related Party Transactions

Stockbridge Convertible Note - In March 2012, we issued the Convertible Note to Stockbridge, a related party. In connection with the issuance of the Convertible Note, we issued four warrants (Warrants1-1 through 1-4) in March 2012. On July 16, 2013, Stockbridge elected to convert $3,000,000 in principal and $34,500 of accrued interest of the Convertible Note of into 8,382,597 shares of our common stock. With the conversion, the contingent Warrants 1-2, 1-3, and 1-4 were cancelled.

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

QUEST RESOURCE HOLDING CORPORATION

Notes to the Consolidated Financial Statements - Continued

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

Acquisition of the Quest Interests - On July 16, 2013, we acquired all of the Quest Interests held by QRG, comprising 50% of the membership interests of Quest. The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and the Sellers Notes as described in Note 9 in the aggregate principal amount of $22,000,000. The total purchase price of $77,000,000 was paid to the owners of QRG who at the time of the transaction were related parties: the Chief Executive Officer of Quest and the President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer and member of the Board of Directors of our company. Unpaid interest related to the Sellers Notes at December 31, 2013 was $132,878.

The Securities Purchase Agreement provides that QRG and its members may not engage or take a financial interest in any Competitive Business within the Restricted Territory (each as defined in the Securities Purchase Agreement) for a period of five years. The Securities Purchase Agreement also provides restrictions with respect to customers of Quest and non-solicitation of employees of Quest for a period of five years. The Securities Purchase Agreement further provides that if there is an event of default on the Sellers Notes, QRG and its members may compete with us and solicit customers, provided that they resign from all positions held with us first.

18. Goodwill Impairment

Goodwill is accounted for in accordance with ASC Topic 350 and is assigned to reporting units based on where the related acquired net assets are assigned and based on management’s expectations about which reporting units will benefit from the synergies of the acquired business. Goodwill is tested for impairment when events and circumstances warrant and at least annually. An impairment loss is recognized if the carrying amount of an asset or reporting unit exceeds its fair value. We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

During 2012, we recognized $17,636,569 of goodwill impairment based on our goodwill impairment testing. We determined that due to capital constraints, we curtailed the planned expansion of YouChange, and we were not able to quantify with any certainty the future cash flows and therefore the fair value of the reporting unit as of December 31, 2012 resulting in a full impairment of the goodwill.

For the year ending December 31, 2013, we recognized $26,850,039 of goodwill impairment based on our goodwill impairment testing. We determined that the carrying amount of the reporting unit exceeded the fair value and recorded a goodwill impairment charge. In connection with the acquisition that gave rise to the goodwill, we recorded in 2013 a $23,449,372 gain on our equity method based investment in Quest. The impact of the goodwill impairment and the gain on investment is a net expense of $3,400,667 included in the operating loss for the year ended December 31, 2013.

19. Subsequent Events

Line of Credit

As of March 15, 2014, Quest and Regions have amended the loan to extend the term to June 13, 2014.

Convertible Notes Payable

On February 24, 2014, the unrelated third-party holder of the YouChange convertible note payable issued in September 2012 converted the note and its accrued interest into 23,201 shares of common stock.