Form 10-K/A
period 2013-12-31
Quest Resource Holding Corp
filed 2014-04-30
CIK 1442236

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or Amendment No. 1, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2014, or the Original Form 10-K. The purpose of this Amendment No. 1 is to (i) correct pro forma EBITDAS for the fiscal year ended December 31, 2012 in Item 7 of Part II of the Original Form 10-K and (ii) present the information required by Part III of Form 10-K.

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

PART II

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

Pro forma Years Ended December 31, 2013 and 2012 Operating Results

The following table summarizes our pro forma condensed consolidated operating results for the years ended December 31, 2013 and 2012, assuming 100% of Quest’s operations as they existed at the time were included in the relevant periods:

	Pro forma
	Years ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Consolidated operating statement information:
Net sales	$136,361,242	$131,767,312
Gross profit	11,427,971	14,043,955
Loss from operations	(11,798,709)	(19,439,334)
Net loss	$(17,128,720)	$(40,232,245)
Reconciliation to pro forma EBITDAS:
Net loss	$(17,128,720)	$(40,232,245)
Interest expense	4,248,955	1,118,519
Income tax expense	—	941,054
Depreciation and amortization	2,019,585	387,148
Stock-based compensation	2,393,249	1,904,698
Other financing expense	1,465,000	18,733,338

Pro forma EBITDAS	$(7,001,931)	$(17,147,488)

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

To further illustrate our performance, other items included in our results of operations for the years ended December 31, 2013 and 2012 are summarized below in relationship to the pro forma EBITDAS:

	Pro forma
	Years ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Pro forma EBITDAS	$(7,001,931)	$(17,147,488)
Selling, general and administrative - restructuring expenses	1,656,314	—
Gain on equity interest in Quest Resource Management Group, LLC	(23,449,372)	—
Impairment of goodwill	26,850,039	17,636,569

	$(1,944,950)	$489,081

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of April 30, 2014:

Name	Age	Position
Brian S. Dick	39	President, Chief Executive Officer, and Director
Laurie L. Latham	57	Senior Vice President and Chief Financial Officer
Mitchell A. Saltz	61	Chairman of the Board
Colton R. Melby	56	Vice-Chairman of the Board
T. Jeffrey Cheney, Jr.	39	Director
Jeffrey D. Forte	48	Director
Michael F. Golden	60	Director
Ronald L. Miller, Jr.	50	Director
Barry M. Monheit	67	Director
I. Marie Wadecki	64	Director

Brian S. Dick has served as President, Chief Executive Officer, and director of our company since July 2013. Mr. Dick is a co-founder of our subsidiary, Quest Resource Management Group, LLC, or Quest, and has served as its Chief Executive Officer since March 2007. Mr. Dick served as Vice President - Southeast Region of Atlantic Industrial Services, Inc., an industrial waste management and environmental contracting services company, from September 2001 to March 2007. From March 1998 to September 2001, Mr. Dick served as Regional Health and Safety Manager of Safety-Kleen Systems, Inc., an environmental services company. We believe Mr. Dick’s position as President and Chief Executive Officer of our company, his position as Chief Executive Officer and co-founder of Quest, his intimate knowledge and experience with all aspects of the operations, opportunities, and challenges of Quest, and his extensive experience in the environmental services industry provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Laurie L. Latham has served as Senior Vice-President and Chief Financial Officer of our company since January 2013. Ms. Latham served as Chief Financial Officer and Senior Vice President of Finance and Administration of ViewCast Corporation, a publicly held digital media hardware and software development and manufacturing company, from December 1999 to August 2012. From 1997 to 1999, Ms. Latham served as Senior Vice President and Chief Financial Officer of Perivox Corporation, an interactive communications and direct marketing company. From 1994 through 1997, Ms. Latham served as Vice President of Finance and Administration of Axis Media Corporation, a graphics, photography, and marketing agency. Prior to joining Axis Media Corporation, Ms. Latham had been in public practice with national and regional accounting firms, including KPMG Peat Marwick, and served as Vice President of Finance and Administration for Medialink International Corporation, a food industry technology company. In addition, Ms. Latham’s earlier career experience included roles within the oil and gas, real estate, and agricultural industries. Ms. Latham is a Certified Public Accountant.

Mitchell A. Saltz has served as Chairman of the Board of our company since October 2012. Mr. Saltz served as Chairman of the Board and co-founder of one of our predecessors, Earth911, Inc., or Earth911, from its inception until October 2012. Mr. Saltz has served as a director of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, since October 1998 and previously served as its Chairman of the Board and Chief Executive Officer from February 1998 through December 2003. Mr. Saltz has served as the Chairman and Managing Partner of Southwest Capital Partners, LLC, an investment banking firm, since 2009. Mr. Saltz founded Saf-T-Hammer in 1987, which developed and marketed firearm safety and security products designed to prevent the unauthorized access to firearms, which acquired Smith & Wesson Corp. from Tomkins, PLC in May 2001 and changed its name to Smith & Wesson Holding Corporation. We believe Mr. Saltz’s history as a founder of one of our predecessors and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Colton R. Melby has served as Vice Chairman of our company since October 2012. Mr. Melby served as Vice Chairman of the Board of one of our predecessors, Earth911, from March 2012 until October 2012, as a director of Earth911 from July 2010 until October 2012, as Chief Executive Officer of Earth911 from January 2010 until June 2011, and was actively involved with management of Earth911 since its inception. Mr. Melby served as President and Chief Operating Officer of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, from September 2002 to December 2003. Mr. Melby has also served in a number of positions within the aerospace industry, most recently with Metal Form, Inc., a privately held aerospace manufacturing company, where he served as President and Chief Executive Officer from 1987 to September 1999. Mr. Melby is a founding member of Melby Brothers Performance Investments, a firm with a history of financing start-up organizations, as well as Chairman of the Board at CUI Global, a publicly traded holding company dedicated to maximizing shareholder value through the acquisition and development of innovative companies and technologies. We believe Mr. Melby’s service as a former officer of one of our predecessors, his executive experience with a major public company, and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

T. Jeffrey Cheney, Jr. has served as a director of our company since October 2013. Mr. Cheney has served on the City Council of the city of Frisco, Texas since June 2007, serving as Mayor Pro Tem four times. Since January 2003, Mr. Cheney has also served as Broker Associate at Keller Williams Realty, a real estate company. Mr. Cheney is the owner and operator of Frisco-Online.com, an online community forum, and Northstar Property Management, a property leasing and management company. From August 2000 to January 2003, Mr. Cheney served as Director of Portfolio Operations for Highland Capital Management, an investment advisory firm. Mr. Cheney served as Senior Associate – Audit of PriceWaterhouseCoopers from June 1998 to August 2000. Mr. Cheney is a certified public accountant, a registered investment advisor, and a licensed real estate broker. We believe Mr. Cheney’s leadership roles and his accounting experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Jeffrey D. Forte has served as a director of our company since July 2013. Mr. Forte is a co-founder of our Quest subsidiary and served as its President from March 2007 until July 2013. Mr. Forte served as Vice President of National Accounts for Atlantic Industrial Services, Inc., an industrial waste management and environmental contracting services company, from April 2003 to March 2007. From October 2000 to April 2003, Mr. Forte served as Vice President of National Accounts for Probex Oil Recovery Services, Inc., an energy technology company providing proprietary oil recovery services. Mr. Forte served as National Account Manager for Pennzoil-Quaker State Company from April 1998 to October 2000, as National Account Manager for Quaker State Oil Refining

Corporation/Specialty Environmental Services, Inc. from August 1994 to April 1998, and as Regional Account Manager and Director of New Business Development for Specialty Environmental Services, Inc. from September 1991 to August 1994. We believe Mr. Forte’s service as the former President and co-founder of Quest, his intimate knowledge and experience with all aspects of the operations, opportunities, and challenges of Quest, and his extensive experience in the environmental services industry provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Michael F. Golden has served as a director of our company since October 2012. Mr. Golden has served as a director of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, since December 2004. Mr. Golden served as the President and Chief Executive Officer of Smith & Wesson Holding Corporation from December 2004 until his retirement in September 2011. Mr. Golden was employed in various executive positions with the Kohler Company from February 2002 until joining Smith & Wesson Holding Corporation, with his most recent position being the President of its Cabinetry Division. Mr. Golden was the President of Sales for the Industrial/Construction Group of the Stanley Works Company from 1999 until 2002; Vice President of Sales for Kohler’s North American Plumbing Group from 1996 until 1998; and Vice President — Sales and Marketing for a division of The Black & Decker Corporation where he was employed from 1981 until 1996. Since February 2013, Mr. Golden has served as a member of the board of directors, a member of the Audit Committee, and a member of the Governance Committee of Trex Company, Inc., a New York Stock Exchange-listed manufacturer of high-performance wood-alternative decking and railing. We believe Mr. Golden’s service as the former President and Chief Executive Officer of a publicly held company and his long business career at major companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Ronald L. Miller, Jr. has served as a director of our company since October 2012. Mr. Miller served as a director of one of our predecessors from July 2010 to October 2012. Mr. Miller has served as the Chief Executive Officer of Southwest Capital Partners, LLC, an investment banking firm, since September 2009. He is a director of Airware Labs Corp., a provider of products that improve breathing, safety, and overall wellness. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2007 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc. We believe Mr. Miller’s prior leadership roles and his investment banking experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Barry M. Monheit has served as a director of our company since October 2012. Mr. Monheit served as the President and Chief Executive Officer of our company from October 2012 until July 2013 and as President, Chief Executive Officer, and director of one of our predecessors, Earth911, from June 2011 until July 2013. Mr. Monheit has served as a director of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, since February 2004 and as Chairman since October 2004. Mr. Monheit served as a financial and operational consultant from April 2010 until June 2011. From May 2009 until April 2010, Mr. Monheit was a Senior Managing Director of FTI Palladium Partners, a financial consulting division of FTI Consulting, Inc., a New York Stock Exchange-listed global advisory firm dedicated to helping organizations protect and enhance enterprise value in an increasingly complex legal, regulatory, and economic environment. Mr. Monheit was a consultant focusing on financial and operational issues in the corporate restructuring field from January 2005 until May 2009. From July 1992 until January 2005, Mr. Monheit was associated in various capacities with FTI Consulting, Inc., a business advisory firm that provides multidisciplinary solutions to complex challenges and opportunities, serving as the President of its Financial Consulting Division from May 1999 through November 2001. Mr. Monheit was a partner with Arthur Andersen & Co. from August 1988 until July 1992, serving as partner-in-charge of its New York Consulting Division and partner-in-charge of its U.S. Bankruptcy and Reorganization Practice. We believe Mr. Monheit’s service as the former President and Chief Executive Officer of our company and its predecessors, his intimate knowledge and experience with all aspects of the operations, opportunities, and challenges of our company, his extensive experience in financial and operational consulting gained as an executive of major restructuring firms, and his executive experience with major companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

I. Marie Wadecki has served as a director of our company since October 2012. Ms. Wadecki has served as a director of Smith & Wesson Holdings Corporation, a publicly held manufacturer of firearms, since September 2002. Ms. Wadecki served as the

Corporate Budget Director of the McLaren Health Care Corporation, a Michigan-based $3.5 billion eight-hospital health care system, from January 2001 until her retirement in September 2007. Ms. Wadecki was employed by McLaren for more than 30 years, holding positions of increasing responsibility. In November 2008, Ms. Wadecki was appointed to the McLaren Flint Medical Center’s Foundation Board of Trustees. Ms. Wadecki is a member of the National Association of Corporate Directors, the American College of Healthcare Executives, Women Business Leaders of the U.S. Healthcare Industry Foundation, and Women Corporate Directors. Ms. Wadecki is recognized as a Board Leadership Fellow by the National Association of Corporate Directors, which is an organization devoted to advancing exemplary board leadership by providing support and educational opportunities to directors and boards. We believe Ms. Wadecki’s public company board experience, long employment history with a major health care organization, financial background, and corporate governance expertise provide the requisite qualifications, skills, perspectives, and experience that make her well qualified to serve on our Board of Directors.

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, officers, and persons that own more than 10 percent of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10 percent stockholders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2013, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that the Form 4 filed on April 10, 2013 by Mr. Melby was late and Messrs. Monheit and Saltz and Stockbridge Enterprises, L.P. each failed to File a Form 4 for a transaction occurring during the fiscal year and instead filed late Form 4s on February 5, 2014.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. We have also adopted a Code of Ethics for the CEO and Senior Financial Officers. The Code of Conduct and the Code of Ethics for the CEO and Senior Financial Officers are posted on our website at www.qrhc.com.

We will post any amendments to, or waivers from, a provision of the Code of Conduct and Code of Ethics for the CEO and Senior Financial Officers by posting such information on our website, at the address and location specified above.

Director Nomination Process

Neither our Nominations and Corporate Governance Committee nor our Board of Directors has adopted a formal policy with respect to the consideration of director candidates recommended by stockholders because our Board of Directors believes it can adequately evaluate any such recommendation on a case-by-case basis. However, the Nominations and Corporate Governance Committee would consider for possible nomination qualified nominees recommended by stockholders. Stockholders who wish to propose a qualified candidate for consideration should submit complete information as to the identity and qualifications of such candidate to the Secretary of our company, at 6175 Main Street, Suite 420, Frisco, Texas 75034, sufficiently in advance of an annual meeting.

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

Summary Compensation Table

The following table sets forth, for the fiscal year ended December 31, 2013, the transition period ended December 31, 2012 and the fiscal year ended June 30, 2012, information with respect to the compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, our former principal executive officer, our next most highly compensated executive officer who was serving as an executive officer on December 31, 2013, and one additional individual who served as an executive officer but was not serving as an executive officer on December 31, 2013. We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year(1)	Salary(2)	Bonus(2)	Stock and Option Awards(3)	All Other Compensation(4)	Total
Brian S. Dick(5)	2013	$282,902	—	$165,117	$9,130	$457,149
President, Chief Executive Officer, and Director	2012T	—	—	—	—	—
	2012	—	—	—	—	—

Barry M. Monheit(6)	2013	$239,370	—	—	—	$239,370
President, Chief Executive Officer, and Director	2012T	$50,000	—	$841,599	—	$891,599
	2012	—	—	—	—	—

Laurie L. Latham(7)	2013	$185,000	$19,847	$335,561	$8,559	$548,967
Senior Vice President and Chief Financial Officer	2012T	—	—	—	—	—
	2012	—	—	—	—	—

Corey A. Lambrecht(8)
President and Chief Operating Officer of Earth911	2013	$200,000	—	—	—	$200,000
	2012T	$41,667	—	$420,799	—	$462,466
	2012	—	—	—	—	—

(1)	2012T refers to the transition period from July 1, 2012 to December 31, 2012.
(2)	The amounts in this column reflect the amounts earned during the transition period or fiscal year, as applicable, whether or not actually paid during such year, and include amounts deferred pursuant to non-incentive deferred compensation plans.
(3)	The amounts in this column reflect the aggregate grant date fair value of option awards granted to our named executive officers during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.
(4)	The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. The figure shown for each named executive officer is for employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 60% of compensation, subject to IRS limits. We match 100% of the first 3% of employee contributions annually.
(5)	Mr. Dick became our President, Chief Executive Officer, and Director on July 16, 2013 and his compensation is for the period January 1, 2013 through December 31, 2013, including amounts earned as Chief Executive Officer of one of our predecessor companies.
(6)	Mr. Monheit served as our President and Chief Executive Officer from October 17, 2012 to July 16, 2013 and provided transition services from July 16, 2013 until September 15, 2013.
(7)	Ms. Latham became our Chief Financial Officer on January 2, 2013.
(8)	Mr. Lambrecht served as President and Chief Operating Officer of one of our predecessor companies, Earth911, from January 2010 to July 2013; however, compensation information is only provided for compensation earned following the closing of our merger transaction with Earth911 on October 17, 2012.

Outstanding Equity Awards as of December 31, 2013

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2013.

		Option Awards
		Number of Securities Underlying Unexercised Options(1)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable		Unexercisable
Brian S. Dick	10/18/2013	—		100,000	(2)		$2.05	10/18/2023
Barry M. Monheit	03/21/2012	1,381,115	(3)	—			$2.36	03/21/2022
	11/19/2012	500,000	(4)	—			$2.10	11/19/2022
	10/18/2013	4,167	(5)	20,833	(5)		$2.05	10/18/2023
Laurie L. Latham	01/02/2013	—		100,000	(6)		$2.65	01/02/2023
	10/18/2013	—		75,000	(7)		$2.05	10/18/2023
Corey A. Lambrecht	11/19/2012	250,000	(8)	—			$2.10	11/19/2022

(1)	Except for 1,381,115 options granted to Mr. Monheit prior to the adoption of our 2012 Incentive Compensation Plan, all of the options granted to our named executive officers are granted under and subject to the terms of our 2012 Incentive Compensation Plan, as further described below under “2012 Incentive Compensation Plan.”
(2)	One-third of the total number of shares underlying this option vest on each of the first, second, and third anniversary of the date of grant.
(3)	100% of the total number of shares underlying this option vested on June 30, 2012 and became exercisable.
(4)	100% of the total number of shares underlying this option vested on September 15, 2013 and became exercisable.
(5)	1/12th of the total number of shares underlying this option vest and become exercisable on the last day of each month following the date of grant.
(6)	100% of the total number of shares underlying this option vested on January 1, 2014 and became exercisable.
(7)	One-third of the total number of shares underlying this option vest and become exercisable on each of the first, second, and third anniversary of the date of grant.
(8)	100% of the total number of shares underlying this option vested on August 16, 2013 and became exercisable.

Employment and Other Agreements

Brian S. Dick

We entered into an employment agreement with Mr. Dick, our President and Chief Executive Officer, providing for Mr. Dick to serve as our President and Chief Executive Officer for a period of five years. The employment agreement provides that Mr. Dick will be entitled to receive a base salary of $325,000 per annum; an annual bonus based upon achievement of performance goals as determined by our Board of Directors, which bonus for 2013 would not be less than $250,000 if our 2013 EBITDAS (as defined in the employment agreement) was at least $5.0 million; a car allowance of $750 per month; and annual stock-based compensation awards determined by our Board of Directors. Mr. Dick will also be eligible to participate in executive compensation programs, group insurance, pension, retirement, vacation, expense reimbursement, and other plans, programs, and benefits approved by our Board of Directors and generally made available to our executive employees. Mr. Dick also will be entitled to severance benefits in certain events following a termination of employment by us or following a change in control as described in the employment agreement. The employment agreement also provides for (i) a non-competition period equal to the longer of 12 months after the termination of Mr. Dick’s employment with us and the period during which Mr. Dick receives cash severance and (ii) non-solicitation of our employees and customers for a period of 24 months after the termination of Mr. Dick’s employment with us. The employment agreement further provides that if there is an event of default on the convertible secured promissory note issued to Mr. Dick in connection with our acquisition of Quest, Mr. Dick may compete with us and solicit customers, provided that he resigns from all positions held with us.

Barry M. Monheit

We entered into a severance agreement with Barry M. Monheit, our former President and Chief Executive Officer, on October 17, 2012, which was subsequently amended by a transition services, amendment to severance agreement, and release on July 16, 2013. Pursuant to the terms of the transition services, amendment to severance agreement, and release, beginning July 16, 2013, for a period of 60 to 90 days, with such period determined in the sole discretion of our Chief Executive Officer (the “Transition Period”), Mr. Monheit provided mutually agreed upon transition services to our company. During the Transition Period, Mr. Monheit remained on our payroll as a full-time regular employee and continued to receive his full salary and all benefits. Upon the last day of the Transition Period on September 15, 2013, Mr. Monheit began receiving severance pursuant to the terms of the severance agreement, as amended by the transition services, amendment to severance agreement, and release. As amended, Mr. Monheit’s severance agreement provides that (i) he will receive his base salary for a period of 18 months, (ii) all unvested stock-based compensation held by Mr. Monheit vested as of the date of termination, (iii) we will continue health insurance coverage for Mr. Monheit for as long as he remains a director of our company, or will reimburse Mr. Monheit for continuation coverage pursuant to COBRA if he is terminated or resigns from his position as a director of our company or in the event that the insurance company will not permit coverage of Mr. Monheit, and we will reimburse Mr. Monheit for coverage of his spouse on a separate plan, (iv) we will continue to provide Mr. Monheit with a cell phone during such 18-month period, and (v) we will provide Mr. Monheit with administrative support and access to office space at our offices if needed by Mr. Monheit, on an as available basis, during such 18-month period. The severance agreement prohibits Mr. Monheit from competing with us for a period of 12 months following the termination of his employment by us other than for cause or upon resignation by Mr. Monheit. The severance agreement also prohibits Mr. Monheit from soliciting or hiring any person who is employed by or was employed by us within 12 months of the termination of Mr. Monheit’s employment for the purpose of having any such employee engage in services that are the same as or similar or related to the services that such employee provided for us. In addition, the transition services, amendment to severance agreement, and release provides that Mr. Monheit releases our company, its predecessors, parent, subsidiaries, affiliated entities, and the past and present officers, directors, employees, shareholders, agents, successors, representatives, and assigns from any and all claims, charges, complaints, liabilities, and obligations of any nature whatsoever, whether then known or unknown, and whether asserted or unasserted, arising from any event or omission occurring prior to the date of the agreement, including any and all claims arising out of or which could arise out of the employment relationship between Mr. Monheit and each of our company, Earth911, and Youchange and Mr. Monheit’s resignation therefrom. Pursuant to the transition services, amendment to severance agreement, and release, we also released Mr. Monheit from any and all claims, rights, demands, actions, causes of action, damages, and liabilities of any and every kind, nature, and character whatsoever, whether based on a tort, contract, statute, or any other theory of recovery, whether known or unknown, arising or that could have been asserted on or before the date of the agreement, excluding claims of fraud, intentional tort, misappropriation of trade secrets, and breach of duties.

Corey A. Lambrecht

Earth911 entered into a severance agreement with Corey A. Lambrecht, Earth911’s former President and Chief Operating Officer, on October 17, 2012. Under the terms of the severance agreement, Mr. Lambrecht’s employment with Earth911 terminated on August 16, 2013 for other than for cause and he is entitled to receive (i) his base salary for a period of 12 months following such termination date, and (ii) all unvested stock-based compensation held by Mr. Lambrecht vested as of the date of termination. The severance agreement prohibits Mr. Lambrecht from competing with Earth911 for a period of 12 months following the termination of his employment. The severance agreement also prohibits Mr. Lambrecht from soliciting or hiring any person who is employed by or was employed by Earth911 within 12 months of the termination of Mr. Lambrecht’s employment for the purpose of having any such employee engage in services that are the same as or similar or related to the services that such employee provided for Earth911.

The employment of all of our other officers is “at will” and may be terminated by us or the officer at any time, for any reason or no reason.

2012 Incentive Compensation Plan

Our 2012 Incentive Compensation Plan, or the 2012 Plan, was adopted by our Board of Directors on October 18, 2012, and subsequently amended and restated by our Board of Directors on September 9, 2013, retroactive to October 18, 2012. Our stockholders approved the 2012 Plan on October 18, 2013. The purpose of the 2012 Plan is to assist us and our subsidiaries and other designated affiliates, which we refer to as “Related Entities,” in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Related Entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. As of December 31, 2013, there were outstanding issued but unexercised options under the 2012 Plan to acquire 2,327,500 shares of our common stock at a weighted average exercise price of $2.48 per share. As of December 31, 2013, 5,172,500 shares remained available for future grant under the 2012 Plan. The material features of the 2012 Plan are outlined below.

Awards. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property.

Shares Available for Awards. A total of 7,500,000 shares of our common stock are reserved and available for delivery under the 2012 Plan. Any shares under the 2012 Plan that are not issued because the awards terminate without the issuance of shares, or because of the withholding of shares to pay taxes or the exercise price of an award, will be available for issuance under the 2012 Plan.

Limitations on Awards. The 2012 Plan imposes individual limitations on certain awards, in part to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). In any fiscal year during any part of which the 2012 Plan is in effect, no participant may be granted (1) stock options and/or stock appreciation rights with respect to more than 1,000,000 shares of our common stock, or (2) restricted stock, restricted stock units, performance awards and/or other stock-based awards that are intended to qualify as “performance-based compensation” exempt from the deduction limitations imposed under Section 162(m) of the Code that may be settled by the issuance of more than 1,000,000 shares of our common stock, in each case, subject to adjustment in certain circumstances. The maximum amount of cash and the fair market value of property other than shares of our common stock that may be payable to any one participant in settlement of any restricted stock award, restricted stock unit award, performance award, and/or other stock-based award that are intended to qualify as “performance-based compensation” exempt from the deduction limitations imposed under Section 162(m) of the Code, is (i) $2,000,000 with respect to any 12 month performance period (not prorated for any performance period that is less than 12 months), and (ii) with respect to any performance period that is more than 12 months, $5,000,000.

Notwithstanding any other provision of the 2012 Plan to the contrary, the aggregate grant date fair value (computed as of the date of grant in accordance with applicable financial accounting rules) of all awards granted to any outside director during any fiscal year will not exceed $2,000,000 or 750,000 shares of our common stock.

Subject to adjustment as provided in 2012 Plan, the maximum aggregate number of shares of our common stock that may be delivered under the 2012 Plan as a result of the exercise of incentive stock options granted under the 2012 Plan will be 7,500,000 shares.

Except as otherwise provided in the 2012 Plan, the committee (as defined below) will not be permitted to (1) lower the exercise price of a stock option or the grant price of a stock appreciation right after it is granted, (2) cancel a stock option or stock appreciation right when the exercise or grant price exceeds the fair market value of the underlying shares of our common stock in exchange for cash or another award, (3) cancel a stock option or stock appreciation right in exchange for a stock option or stock appreciation right with an exercise or grant price that is less than the exercise or grant price of the original stock option or stock appreciation right, or (4) take any other action with respect to a stock option or stock appreciation right that may be treated as a repricing, without approval of our stockholders.

Capitalization Adjustments. In the event that any extraordinary dividend or other distribution, recapitalization, forward or reverse split, reorganization, merger, consolidation, spinoff, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction or event affects our common stock, then the committee (as defined below) will substitute, exchange, or adjust any or all of the following in such manner as it deems equitable: (1) the kind and number of shares available under the 2012 Plan; (2) the kind and number of shares subject to limitations on awards described in the preceding section; (3) the kind and number of shares subject to all outstanding awards; (4) the exercise price, grant price, or purchase price relating to any award; and (5) any other affected terms of awards.

Eligibility. The persons eligible to receive awards under the 2012 Plan consist of officers, directors, employees, and consultants who are natural persons providing bona fide services to us or our Related Entities. However, incentive stock options may be granted under the 2012 Plan only to our employees, including our officers who are employees.

Administration. The 2012 Plan will be administered by the compensation committee of our Board of Directors or a subcommittee thereof formed by the compensation committee, except to the extent our Board of Directors elects to administer the 2012 Plan (subject to limitations described in the 2012 Plan). The committee members will be (i) “non-employee directors” as defined by Rule 16b-3 under the Exchange Act, unless administration of the 2012 Plan by “non-employee directors” is not then required in order for exemptions under Rule 16b-3 to apply to transactions under the 2012 Plan, (ii) “outside directors” within the meaning of Section 162(m) of the Code, and (iii) “independent” as defined by the listing market on which shares of our common stock are listed for trading. Subject to the terms of the 2012 Plan, the committee is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of our common stock to which awards will relate, specify times at which awards will be exercisable or may be settled (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the 2012 Plan, and make all other determinations that may be necessary or advisable for the administration of the 2012 Plan. The committee may amend the terms of outstanding awards, in its discretion. Any amendment that adversely affects the rights of the award recipient, however, must receive the approval of such recipient.

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

Dividend Equivalents. The committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of our common stock, other awards, or other property equal in value to dividends paid on a specific number of shares of our common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, other than a stock option or stock appreciation right award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of our common stock, awards, or otherwise as specified by the committee. Notwithstanding the foregoing, dividend equivalents credited in connection with an award that vests based on the achievement of performance goals will be subject to restrictions and risk of forfeiture to the same extent as the award with respect to which such dividend equivalents have been credited. The committee determines all of the terms of the dividend equivalent awards subject to the terms of the 2012 Plan.

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

Performance Awards. The committee is authorized to grant performance awards to participants on terms and conditions established by the committee. The performance criteria to be achieved during any performance period and the length of the performance period will be determined by the committee upon the grant of the performance award. Performance awards may be valued by reference to a designated number of shares of our common stock (in which case they are referred to as performance shares) or by reference to a designated amount of property including cash (in which case they are referred to as performance units). Performance awards may be settled by delivery of cash, shares of our common stock or other property, or any combination thereof, as determined by the committee.

The provisions that are intended to qualify awards as “performance based compensation” not subject to the limitation on tax deductibility by the Company under Section 162(m) of the Code will apply to any restricted stock award, restricted stock unit award, performance award, or other stock-based award if it is granted to a participant who is, or is likely to be, as of the end of the tax year in which the Company would claim a tax deduction in connection with such award, a “covered employee” (as defined below) and is intended to qualify as “performance-based compensation” not subject to the limitation on tax deductibility. The term “covered employee” means the Company’s chief executive officer and each other person whose compensation is required to be disclosed in the Company’s filings with the SEC by reason of that person being among the three highest compensated officers of the Company (other than the Company’s principal financial officer) as of the end of a taxable year. If and to the extent required under Section 162(m) of the Code, any power or authority relating to an award intended to qualify under Section 162(m) of the Code is to be exercised by the committee and not our Board of Directors.

If an award is subject to the provisions of the 2012 Plan that are intended to qualify awards as “performance based compensation” not subject to the limitation on tax deductibility by the Company under Section 162(m) of the Code, then the payment or distribution thereof or the lapsing of restrictions thereon and the distribution of cash, shares of our common stock or other property pursuant thereto, as applicable, will be contingent upon achievement of one or more objective performance goals. Performance goals will be objective and will otherwise meet the requirements of Section 162(m) of the Code and regulations thereunder, including the requirement that the level or levels of performance targeted by the committee result in the achievement of performance goals being “substantially uncertain.” One or more of the following business criteria for the Company, on a consolidated basis, and/or for Related Entities, or for business or geographical units of the Company and/or a Related Entity (except with respect to the total stockholder return and earnings per share criteria), will be used by the committee in establishing performance goals for such awards: (1) total stockholder return; (2) such total stockholder return as compared to total return (on a comparable basis) of a publicly available index such as, but not limited to, the Standard & Poor’s 500 Stock Index or the S&P Specialty Retailer Index; (3) net income; (4) pretax earnings; (5) earnings before all or some of the following items: interest, taxes, depreciation, amortization, stock-based compensation, ASC 718 expense, or any extraordinary or special items; (6) pretax operating earnings after interest expense and before bonuses, service fees, and extraordinary or special items; (7) operating margin; (8) earnings per share; (9) return on equity; (10) return on capital; (11) return on investment; (12) operating earnings; (13) working capital or inventory; (14) operating earnings before the expense for share based awards; and (15) ratio of debt to stockholders’ equity. Any of the above goals may be determined on an absolute or relative basis or as compared to the performance of a published or special index deemed applicable by the committee including, but not limited to, the Standard & Poor’s 500 Stock Index or a group of companies that are comparable to the Company. In determining the achievement of the performance goals, unless otherwise specified by the committee at the time the performance goals are set, the committee will exclude the impact of (i) restructurings, discontinued operations, and extraordinary items (as defined pursuant to generally accepted accounting principles), and other unusual or non-recurring charges, (ii) change in accounting standards required by generally accepted accounting principles; or (iii) such other exclusions or adjustments as the committee specifies at the time the award is granted.

The committee may, in its discretion, reduce the amount of a settlement otherwise to be made in connection with awards subject to the provisions of the 2012 Plan that are intended to qualify awards as “performance based compensation” not subject to the limitation on tax deductibility by the Company under Section 162(m) of the Code, but may not exercise discretion to increase any such amount payable to a covered employee in respect of an award subject to such provisions of the 2012 Plan.

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

Acceleration of Vesting; Change in Control. Upon the occurrence of a “change in control,” as defined in the 2012 Plan, any restrictions, deferral of settlement, and forfeiture conditions applicable to an award will lapse, and any performance goals and conditions applicable to an award will be deemed to have been met, as of the time of the change in control. Notwithstanding, unless the committee otherwise determines in a specific instance, each outstanding award will not be accelerated as described in foregoing sentence, if either (i) the Company is the surviving entity in the change in control and the award continues to be outstanding after the change in control on substantially the same terms and conditions as were applicable immediately prior to the change in control or (ii) the successor company assumes or substitutes for the applicable award, as determined in accordance with the 2012 Plan. If and to the extent provided in an award agreement and on such terms and conditions as may be set forth in an award agreement, in the event a participant’s employment is terminated without “cause” by the Company or any Related Entity or by such successor company or by the participant for “good reason,” both terms as defined in the 2012 Plan, within 24 months following such change in control, each award held by such participant at the time of the change in control will be accelerated as described above.

Clawback of Benefits. The Company may (i) cause the cancellation of any award, (ii) require reimbursement of any award by a participant or beneficiary, and (iii) effect any other right of recoupment of equity or other compensation provided under the 2012 Plan or otherwise in accordance with any Company policies that currently exist or that may from time to time be adopted or modified in the future by the Company and/or applicable law (which we refer to each as a “Clawback Policy”). In addition, a participant may be required to repay to the Company certain previously paid compensation, whether provided under the 2012 Plan or an award agreement or otherwise, in accordance with any Clawback Policy. By accepting an award, a participant is also agreeing to be bound by any existing or future Clawback Policy adopted by the Company, or any amendments that may from time to time be made to the Clawback Policy in the future by the Company in its discretion (including without limitation any Clawback Policy adopted or amended to comply with applicable laws or stock exchange requirements) and is further agreeing that all of the participant’s award agreements may be unilaterally amended by the Company, without the participant’s consent, to the extent that the Company in its discretion determines to be necessary or appropriate to comply with any Clawback Policy.

If the participant, without the consent of the Company, while employed by or providing services to the Company or any Related Entity or after termination of such employment or service, violates a non-competition, non-solicitation or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with or adverse to the interest of the Company or any Related Entity, as determined by the committee in its sole discretion, then (i) any outstanding, vested or unvested, earned or unearned portion of the award may, at the committee’s discretion, be canceled and (ii) the committee, in its discretion, may require the participant or other person to whom any payment has been made or shares of our common stock or other property have been transferred in connection with the award to forfeit and pay over to the Company, on demand, all or any portion of the gain (whether or not taxable) realized upon the exercise of any stock option or stock appreciation right and the value realized (whether or not taxable) on the vesting or payment of any other award during the time period specified in the award agreement or otherwise specified by the committee.

Amendment and Termination. Our Board of Directors may amend, alter, suspend, discontinue, or terminate the 2012 Plan or the committee’s authority to grant awards without further stockholder approval, except stockholder approval will be obtained for any amendment or alteration if such approval is deemed necessary and advisable by our Board of Directors or any amendment for which stockholder approval is required by law or the primary stock exchange on which our common stock trades. The 2012 Plan will terminate at the earliest of (i) such time as no shares of our common stock remain available for issuance under the 2012 Plan, (ii) termination of the 2012 Plan by our Board of Directors, or (c) the tenth anniversary of the effective date of the 2012 Plan, which was

October 18, 2012. Except as otherwise permitted by the 2012 Plan or award agreement, amendments to the 2012 Plan or any award require the consent of the affected participant if the amendment has a material adverse effect on the participant’s previously granted and outstanding awards.

Director Compensation

Since October 2013, we have paid each non-employee director a monthly retainer equivalent to an amount of $25,000 annually. Currently, the non-employee Chairman of the Board receives an additional $10,000 per year over the standard outside director compensation; the non-employee Vice Chairman of the Board receives an additional $5,000 per year; the non-employee Chair of the Audit Committee receives an additional $7,500 per year; the non-employee Chair of the Compensation Committee receives an additional $5,000 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $2,500 per year; the non-Chair members of the Audit Committee each receive an additional $2,000 per year; the non-chair members of the Compensation Committee each receive an additional $1,500 per year; and the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $1,000 per year. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

In October 2013, each non-employee director also received a stock-based grant, in the form of options to purchase 25,000 shares of our common stock at an exercise price of $2.05, with 1/12th to vest and become exercisable starting October 31, 2013 and on the last day of each month thereafter through September 2014 .

The following table sets forth the compensation paid by us to each non-employee director for the fiscal year ended December 31, 2013. Mr. Dick does not receive any compensation for service on our Board of Directors.

Name	Fees Earned or Paid in Cash	Options Awards(1)	All Other Compensation	Total
Mitchell A. Saltz	$7,762	$40,923	—	$48,685
Colton R. Melby	$6,048	$40,923	—	$46,971
T. Jeffrey Cheney, Jr.(2)	$5,040	$40,923	—	$45,963
Jeffrey D. Forte(3)	$5,040	$40,923	—	$45,963
Michael F. Golden	$6,250	$40,923	—	$47,173
Ronald L. Miller, Jr.	$7,056	$40,923	—	$47,979
Barry M. Monheit(4)	$5,040	$40,923	$1,395	$47,358
I. Marie Wadecki	$5,948	$40,923	—	$46,871

(1)	The amounts in this column reflect the aggregate grant date fair value of option awards granted to our non-employee directors during the fiscal year ended December 31, 2013, calculated in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The amounts reported in this column do not correspond to the actual economic value that may be received by our non-employee directors from their option awards.
(2)	Mr. Cheney joined our Board of Directors on October 18, 2013.
(3)	Mr. Forte joined our Board of Directors on July 16, 2013.
(4)	Mr. Monheit’s other compensation includes standard health benefits paid conditional on his continued service as a Director of our company.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2013:

Name	Option Awards
Mitchell A. Saltz	75,000
Colton R. Melby	60,000
T. Jeffrey Cheney, Jr.	25,000
Jeffrey D. Forte	25,000
Michael F. Golden	55,000
Ronald L. Miller, Jr.	55,000
Barry M. Monheit	1,906,115
I. Marie Wadecki	55,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2014 by the following:

•	each of our named executive officers and directors;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percent (2)
Brian S. Dick (3)	17,500,000	17.3%
Laurie L. Latham (4)	100,000	*
Mitchell A. Saltz (5)	46,023,624	48.0%
Colton R. Melby (6)	14,705,196	15.3%
T. Jeffrey Cheney, Jr (7)	16,667	*
Jeffrey D. Forte (8)	15,521,486	15.3%
Michael F. Golden (9)	46,667	*
Ronald L. Miller, Jr. (10)	46,667	*
Barry M. Monheit (11)	2,533,872	2.6%
I. Marie Wadecki (12)	52,570	*
All directors and executive officers as a group (10 persons)(13)	96,546,749	88.5%
5% Stockholders:
Southwest Green Investments, L.L.C.(14)	30,603,469	31.9%
Stockbridge Enterprises, L.P.(15)	15,353,488	16.0%
EarthNow Investments, L.L.C.(16)	8,018,866	8.4%
Global Security Holding, L.L.C.(17)	6,523,873	6.8%

*	Less than 1% of the outstanding shares of common stock
(1)	Except as otherwise indicated, each person named in the table has the sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached as follows: c/o Quest Resource Holding Corporation, 6175 Main Street, Suite 420, Frisco, Texas 75034.
(2)

The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 95,837,766 shares outstanding on April 15, 2014. The numbers and percentages shown include shares actually owned on April 15, 2014 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of April 15, 2014 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares stock owned by any other person or group.
(3)	Includes 5,500,000 shares issuable upon conversion of a convertible secured promissory note.
(4)	Consists of 100,000 shares issuable upon exercise of vested stock options.
(5)	Consists of (a) 66,667 shares issuable upon exercise of vested stock options, (b) 30,603,469 shares held by Southwest Green Investments, L.L.C., of which Mr. Saltz controls the investment decisions, (c) 15,353,488 shares held by Stockbridge Enterprises, L.P., of which Mr. Saltz controls the investment decisions.
(6)	Consists of (a) 51,667 shares issuable upon exercise of vested stock options, (b) 8,018,866 shares held by EarthNow Investments, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power, (c) 6,523,873 shares held by Global Security Holding, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power, (d) 110,490 shares held by Bone Logic, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power, and (e) 300 shares held by Prestamo, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power.
(7)	Consists of 16,667 shares issuable upon exercise of vested stock options.
(8)	Includes (a) 16,667 shares issuable upon exercise of vested stock options and (b) 5,500,000 shares issuable upon conversion of a convertible secured promissory note.
(9)	Consists of 46,667 shares issuable upon exercise of vested stock options.
(10)	Consists of 46,667 shares issuable upon exercise of vested stock options.
(11)	Consists of (a) 636,090 shares held by Barry M. Monheit, Trustee, SEP PROP Monheit Family Trust U/A Dtd 7/16/2002, for which Mr. Monheit holds voting and dispositive power, and (b) 1,897,782 shares issuable upon exercise of vested stock options.
(12)	Includes 46,777 shares issuable upon exercise of vested stock options.
(13)	Consists of (a) 83,257,298 shares held by the directors and executive officers as a group, (b) 2,289,451 shares issuable upon exercise of vested stock options, and (c) 11,000,000 shares issuable upon conversion of convertible secured promissory notes.
(14)	Based on the statement on Amendment No. 1 to Schedule 13D filed with the SEC on August 1, 2013, Mr. Saltz controls the investment decisions with respect to all such shares. Southwest Green Investments, L.L.C. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Southwest Green Investments, L.L.C. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.
(15)	Based on the statement on Amendment No. 1 to Schedule 13D filed with the SEC on August 1, 2013, Mr. Saltz controls the investment decisions with respect to all such shares. Stockbridge Enterprises, L.P. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Stockbridge Enterprises, L.P. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.
(16)	Based on the statement on Schedule 13D filed with the SEC on November 15, 2012, Mr. Melby holds the beneficial interest, including voting and dispositive power, over all such shares. The address for EarthNow Investments, L.L.C. is 136 East South Temple, Suite 1050, Salt Lake City, Utah 84111.
(17)	Based on the statement on Schedule 13D filed with the SEC on November 15, 2012, Mr. Melby holds the beneficial interest, including voting and dispositive power, over all such shares. The address for Global Security Holding, L.L.C. is 136 East South Temple, Suite 1050, Salt Lake City, Utah 84111.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our 2012 Plan approved by security holders and under prior options.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,327,500	$2.10	5,172,500
Equity compensation plans not approved by security holders	1,814,448	$2.96	—
Total	4,141,948	$2.48	5,172,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons, Promoters, and Certain Control Persons

Unless delegated to the Compensation Committee by our Board of Directors, the Audit Committee charter requires the Audit Committee to review and approve all related party transactions and to review and make recommendations to the full Board of Directors, or approve, any contracts or other transactions with current or former executive officers of our company, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by our company. We have a policy that we will not enter into any such transaction unless the transaction is determined by our disinterested directors to be fair to us or is approved by our disinterested directors or by our stockholders. Any determination by our disinterested directors is based on a review of the particular transaction, applicable laws and regulations, and policies of our company (including those set forth above under “Corporate Governance” or published on our website). As appropriate, the disinterested directors of the applicable committees of the Board of Directors shall consult with our legal counsel.

Our company has entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Nevada law, for certain liabilities to which they may become subject as a result of their affiliation with our company.

In March 2012, Earth911 executed a senior secured convertible note to Stockbridge Enterprises, L.P. (evidencing a loan by Stockbridge Enterprises, L.P.), an entity affiliated with Mitchell A. Saltz, our Chairman, which was subsequently amended in October 2012 and March 2013. The $3.0 million note had a maturity date of October 1, 2015, which could be extended under certain circumstances, and bore interest at a rate of 9% per annum, due monthly in arrears. The note was convertible into shares of our common stock at the lower of (i) $0.362 per share prior to the maturity date or $0.181 per share after the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the conversion price in effect immediately prior to such issue or sale, or (ii) the average closing bid price during the 10 trading days immediately preceding the conversion date. We also issued warrants to Stockbridge Enterprises, L.P. consisting of the following: (i) a warrant to acquire up to 1,381,115 shares of our common stock, exercisable immediately upon execution of the note (“Warrant 1-1”); (ii) a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of 42 months after the issuance date of the warrant, but only in the event that all outstanding principal and accrued interest on the note is not paid in full at such date (“Warrant 1-2”); (iii) a warrant to acquire up to 345,278 shares of our common stock, exercisable at the conclusion of 45 months after the issuance date of the warrant, but only in the event that all outstanding principal and accrued interest on the note is not paid in full at such date (“Warrant 1-3”); (iv) a warrant to acquire up to 690,557 shares of our common stock, exercisable at the conclusion of 48 months after the issuance date of the warrant, but only in the event that all outstanding principal and accrued interest on the note is not paid in full at such date (“Warrant 1-4”); (v) a warrant to acquire up to 5,524,461 shares of our common stock, exercisable immediately upon execution of the October 2012 amendment to the note (“Warrant 1-5”); and (vi) a warrant to acquire up to 500,000 shares of our common stock, exercisable immediately upon execution of the March 2013 amendment to the note (“Warrant 1-6”). Warrants 1-1 through 1-6 were each exercisable at the lower of $0.37 per share or the average closing bid price during the 10 trading days immediately preceding the exercise date. The exercise price was also subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price is lower than the exercise price in effect immediately prior to such issue or sale. In March 2013, as required by the March 2013 amendment to the note, Stockbridge Enterprises, L.P. exercised Warrant 1-1, Warrant 1-5, and Warrant 1-6 to purchase, on a cashless exercise basis, an aggregate of 7,232,779 shares of our common stock. On July 16, 2013, Stockbridge Enterprises, L.P. converted the entire outstanding principal and accrued interest on the note into 8,382,597 shares of our common stock.

On July 16, 2013, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Quest Resources Group, LLC, a Delaware limited liability company (“Seller”), pursuant to which we acquired all of the issued and outstanding membership interests of Quest held by Seller, comprising 50% of the membership interests of Quest (the “Quest Interests”). Our wholly owned subsidiary, Earth911, has held the remaining 50% of the membership interests of Quest for several years. Concurrently with the execution of the Securities Purchase Agreement, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest. The purchase price for the Quest Interests consisted of the following: (i) 12,000,000 shares of our common stock issued to Brian Dick, a 50% owner of Seller and Chief Executive Officer of Quest; (ii) 10,000,000 shares of our common stock issued to Jeff Forte, a 50% owner of Seller and President of Quest; (iii) a convertible secured promissory note in the principal amount of $11.0 million payable to Mr. Dick; and (iv) a convertible secured promissory note in the principal amount of $11.0 million payable to Mr. Forte. The convertible secured promissory notes issued to each of Messrs. Dick and Forte (collectively, the “Notes”) are each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest) (the “Collateral”), as set forth in security and membership interest pledge agreements, by and between Earth911 and each of Messrs. Dick and Forte (collectively, the “Security Agreements”). The Securities Purchase Agreement provides that the Audit Committee of our Board of Directors has the sole authority and discretion to authorize payments due and owing under the Notes and to take any actions and make all decisions related to the Notes and the Security Agreements, and requires that we (a) deposit in escrow the total interest for the following month from our initial cash receipts from any source, including, without limitation, receivables, loans, sale of assets, or sale of securities, and (b) maintain a reserve of $1.5 million under our line of credit at all times to be used to make interest payments on the Notes, as determined in the sole discretion of the Audit Committee of our Board of Directors. The Securities Purchase Agreement provides that Seller and Messrs. Dick and Forte may not engage or become financially interested in any Competitive Business within the Restricted Territory (each as defined in the Securities Purchase Agreement) for a period of five years. The Securities Purchase Agreement also provides restrictions with respect to customers of Quest and non-solicitation of employees of Quest for a period of five years. The Securities Purchase Agreement further provides that if there is an event of default on the Notes, Seller and Messrs. Dick and Forte may compete with us and solicit customers, provided that they resign from all positions held with us.

On July 16, 2013, in connection with our acquisition of Quest, we entered into a stockholders voting agreement with Messrs. Saltz and Melby, or the Class P Stockholders, and Messrs. Dick and Forte, or the Class D Stockholders, pursuant to which the Class P Stockholders and the Class D Stockholders agreed to vote all shares of our common stock owned by them or acquired by them in the future for a board consisting of six Class P Directors as designated by the Class P Stockholders or, in the absence of such designation, a majority of the Class P Directors, and three Class D Directors as designated by the Class D Stockholders, or in the absence of such designation, a majority of the Class D Directors. The initial Class D Directors are Messrs. Dick, Forte, and a third director to be nominated by the Class D Stockholders. As of the date of this proxy statement, the third Class D Director had not yet been nominated. The stockholders voting agreement will continue until the earlier of (i) five years from the date of the agreement, (ii) such time as either the Class P Stockholders or the Class D Stockholders own less than 10% of our outstanding common stock, or (iii) the mutual agreement of the parties.

On July 16, 2013, we entered into a consulting agreement (the “Consulting Agreement”) with Mr. Forte in connection with the closing of the Quest acquisition providing that Mr. Forte will provide services to us as a special projects consultant on a part-time basis for a period of 12 months. The Consulting Agreement provides that Mr. Forte will be entitled to receive compensation of $25,000 per annum. Mr. Forte will also be eligible to participate in any group insurance, pension, retirement, vacation, expense reimbursement, and other plans, programs, and benefits approved by our Board of Directors and generally made available to our part-time employees. The Consulting Agreement also provides for (i) a non-competition period of 12 months after the termination of Mr. Forte’s engagement with us and (ii) non-solicitation of our employees and customers for a period of 24 months after the termination of Mr. Forte’s engagement with us.

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board of Directors has determined that Messrs. Cheney, Golden, Miller, and Saltz and Ms. Wadecki do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and applicable listing requirements. Accordingly, a majority of our directors are independent. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Dick is an employee director. Messrs. Forte, Melby, and Monheit are not considered independent directors as a result of their recent service as executive officers of our company and/or its predecessors and subsidiaries. There are no family relationships among any of our directors or executive officers.

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

Fees Paid to Independent Registered Public Accounting Firm

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal year ended December 31, 2013, the transition period ended December 31, 2012, and the fiscal year ended June 30, 2012 are as follows:

	2013	2012T	2012
Audit fees(1)	$134,722	$84,929	$45,800
Audit-related fees(2)	55,057	388	—
Tax fees(3)	7,088	656	—
All other fees(4)	14,713	350	—

Total	$211,580	$86,323	$45,800

(1)	Audit fees consist of billings for professional services normally provided in connection with statutory and regulatory filings including (i) fees associated with the audits of our consolidated financial statements and (ii) fees associated with our quarterly reviews.
(2)	Audit-related fees consist of billings for professional services for the review of SEC Filings or other reports containing the audited financial statements including merger related services.
(3)	Tax fees consist primarily of tax related advisory.
(4)	All other fees include general advisory professional services primarily related to research on accounting or other regulatory matters.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accountant. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accountant, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent registered public accountant to management.

Our Audit Committee requires that the independent registered public accountant, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Semple, Marchal and Cooper, LLP described above were approved by our Board of Directors or by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of March 15, 2010, among Bluestar Financial Group, Inc., Bluestar Acquisition Corporation, and Youchange, Inc. (1)

2.4	Agreement and Plan of Merger, dated as of May 21, 2012, among YouChange Holdings Corp, YouChange Merger Subsidiary Corp., and Earth911, Inc., including all amendments thereto (2)

2.7	Securities Purchase Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp., and Quest Resources Group, LLC, Brian Dick, and Jeff Forte (3)

3.1(a)	Second Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (4)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation (5)

4.1	Registration Rights Agreement, dated as of April 18, 2014, by and between Quest Resource Holding Corporation and the Purchasers named therein (6)

10.1†	Severance Agreement, dated as of October 17, 2012, by and between Infinity Resources Holdings Corp. and Barry Monheit (7)

10.2†	Severance Agreement, dated as of October 17, 2012, by and between Earth911, Inc. and Corey Lambrecht (8)

10.5(e)†	2012 Incentive Compensation Plan (9)

10.5(f)†#	Form of Non-Qualified Stock Option Agreement

10.5(g)†#	Form of Incentive Stock Option Agreement

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (10)

10.7	Securities Purchase Agreement, dated March 22, 2012, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the note and warrants issued thereunder (11)

10.8	Allonge to Senior Secured Convertible Note, dated October 10, 2012, by between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (12)

10.9	Second Allonge to Senior Convertible Note, dated March 29, 2013, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (13)

10.10	Stockholders Voting Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp.; Mitchell A. Saltz and Colton Melby; and Brian Dick and Jeff Forte (14)

10.11	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Brian Dick (15)

10.12	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Jeff Forte (16)

10.13	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Brian Dick (17)

10.14	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Jeff Forte (18)

10.15†	Transition Services, Amendment to Severance Agreement, and Release, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Barry M. Monheit (19)

10.16†	Employment Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Brian Dick (20)

10.17†	Consulting Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Jeff Forte (21)

10.18#	Master Environmental Services Agreement, dated as of February 1, 2013, by and between Quest Resource Management Group, LLC and Wal-Mart Stores, Inc.

10.19#	Loan Agreement, dated as of December 15, 2010, by and between Quest Resource Management Group, LLC and Regions Bank, including all amendments thereto

21.1#	List of Subsidiaries

24.1#	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1#	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010, and incorporated herein by reference.
(2)	Filed as Annex A to the Registrant’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on August 27, 2012 and as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(4)	Filed as Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(5)	Filed as Exhibit 3.2(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(6)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(8)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(9)	Filed as Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 30, 2013.
(10)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(11)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(12)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(13)	Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(14)	Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(15)	Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(16)	Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(17)	Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(18)	Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(19)	Filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(20)	Filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(21)	Filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
†	Indicates management contract or compensatory plan or arrangement.
#	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: April 30, 2014	By:	/s/ Brian S. Dick
Brian S. Dick President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: April 30, 2014	By:	/s/ Laurie L. Latham
Laurie L. Latham Senior Vice President and Chief Financial Officer