Form 10-Q
period 2014-03-31
Quest Resource Holding Corp
filed 2014-05-15
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission file number: 001-36451

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

As of May 1, 2014, there were outstanding 97,030,266 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,082,168	$2,676,984
Accounts receivable, less allowance for doubtful accounts of $360,938 and $319,735 as of March 31, 2014 and December 31, 2013, respectively	21,593,210	20,849,140
Inventory	7,584	3,251
Prepaid expenses and other assets	545,687	401,537

Total current assets	23,228,649	23,930,912
Property and equipment, net	582,617	645,485
Goodwill	58,337,290	58,337,290
Intangible assets, net	16,832,292	17,636,964
Security deposits and other assets	95,560	95,892

Total assets	$99,076,408	$100,646,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,750,000	$2,750,000
Accounts payable	21,416,280	23,589,755
Accrued liabilities	2,042,833	2,673,770
Deferred revenue	342,913	234,899
Long-term debt and capital lease obligations—current portion	16,224	16,096
Convertible notes payable—short term	—	25,000

Total current liabilities	28,568,250	29,289,520
Long-term capital lease obligations, less current maturities	28,987	33,067
Long-term senior secured convertible notes—related parties, net of discount $4,205,292 and $4,656,934 as of March 31, 2014 and December 31, 2013, respectively	17,794,708	17,343,066

Total liabilities	46,391,945	46,665,653

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 95,837,766 and 95,814,565 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	95,838	95,815
Additional paid-in capital	119,602,750	119,410,777
Accumulated deficit	(67,014,125)	(65,525,702)

Total stockholders’ equity	52,684,463	53,980,890

Total liabilities and stockholders’ equity	$99,076,408	$100,646,543

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Revenue	$38,160,050	$313,489
Cost of revenue	34,827,635	39,693

Gross profit	3,332,415	273,796

Operating expenses:
Selling, general and administrative	2,993,708	2,258,802
Depreciation and amortization	951,663	14,980

Total operating expenses	3,945,371	2,273,782

Operating loss	(612,956)	(1,999,986)
Other expense:
Interest expense	(875,467)	(308,414)
Financing cost for senior secured convertible notes—related parties	—	(1,465,000)

Total other expense, net	(875,467)	(1,773,414)

Loss before taxes and equity income	(1,488,423)	(3,773,400)
Equity in Quest Resource Management Group, LLC income	—	475,796

Loss before taxes	(1,488,423)	(3,297,604)
Income tax expense	—	—

Net loss	$(1,488,423)	$(3,297,604)

Net loss applicable to common stockholders	$(1,488,423)	$(3,297,604)

Net loss per share
Basic and diluted	$(0.02)	$(0.06)

Weighted average number of common shares outstanding
Basic and diluted	95,821,525	57,961,106

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances, December 31, 2013	95,814,565	$95,815	$119,410,777	$(65,525,702)	$53,980,890
Stock-based compensation expense	—	—	162,995	—	162,995
Shares issued upon conversion of note	23,201	23	28,978	—	29,001
Net loss	—	—	—	(1,488,423)	(1,488,423)

Balances, March 31, 2014	95,837,766	$95,838	$119,602,750	$(67,014,125)	$52,684,463

The accompanying notes are an integral part of this consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,488,423)	$(3,297,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69,567	14,980
Amortization of intangibles	882,096	—
Amortization of debt discount and deferred financing costs	451,642	259,690
Equity in Quest Resource Management Group, LLC income	—	(475,796)
Provision (benefit) for doubtful accounts	41,338	(436)
Stock-based compensation	162,995	784,105
Financing costs for senior convertible notes—related parties	—	1,465,000
Changes in operating assets and liabilities:
Accounts receivable	(785,408)	59,600
Inventory	(4,333)	1,383
Prepaid expenses and other assets	(144,150)	(9,049)
Security deposits and other assets	332	63,626
Accounts payable	(2,173,475)	38,577
Accrued liabilities	(626,936)	57,912
Deferred revenue	108,014	88,749

Net cash used in operating activities	(3,506,741)	(949,263)

Cash flows from investing activities:
Purchase of property and equipment	(6,698)	(4,114)
Capitalized software development	(77,425)	—
Distributions received from Quest Resource Management Group, LLC	—	300,000

Net cash (used in) provided by investing activities	(84,123)	295,886

Cash flows from financing activities:
Proceeds from senior related party secured convertible note	—	500,000
Proceeds from line of credit	2,000,000	—
Repayments capital lease obligations	(3,952)	(18,226)

Net cash provided by financing activities	1,996,048	481,774

Net decrease in cash and cash equivalents	(1,594,816)	(171,603)
Cash and cash equivalents at beginning of period	2,676,984	485,728

Cash and cash equivalents at end of period	$1,082,168	$314,125

Supplemental cash flow information:
Cash paid for interest	$423,826	$56,269
Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable, including accrued interest	29,001	61,461
Common stock issued for services and loan fees	—	50,780
Common stock issued for warrants—cashless exercise	—	21,698,338
Discount to senior convertible note—related party	—	500,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Description of Business and Future Liquidity Needs

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”), formerly Infinity Resources Holdings Corp., and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“YouChange”) (collectively, “QRHC”, the “Company”, “we”, “us”, or “our company”). On October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our shares of common stock authorized for issuance to 200,000,000, and changed our trading symbol to “QRHC.”

On July 16, 2013, we acquired the membership interests of Quest held by Quest Resource Group LLC (“QRG”), comprising 50% of Quest (the “Quest Interests”). Prior to July 16, 2013, our wholly owned subsidiary, Earth911, held the remaining 50% membership interest of Quest. Upon acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now owns Quest and Quest is now our indirectly wholly owned subsidiary. We consolidated Quest in these financial statements for the quarter ended March 31, 2014.

Operations – We are an environmental solutions company that serves as a single-source provider of full service recycling and waste stream management solutions, as well as an environmental program services and information provider. We offer innovative, cost-effective, one-stop reuse, recycling, and waste disposal management programs designed to provide regional and national customers with a single point of contact for managing a variety of recyclables and disposables. We also own the Earth911.com website, offering original online environmental related content about reuse, recycling, and disposal of waste and recyclables, and we own a comprehensive online database of local recycling and proper disposal options. Our principal offices are located in Frisco, Texas.

Liquidity – During 2013, we restructured and relocated the operations of Earth911 and YouChange to reduce future operating expenses and streamline management. We expect the acquisition of the Quest Interests to provide increased cash flow from operations. In addition, we plan to increase working capital by increasing sales, maintaining efficient operating expenses, and through other initiatives.

Pro forma Three Months Ended March 31, 2013 Operating Results – As discussed above and in Note 10 to these financial statements, we previously accounted for Quest as an equity investment. On July 16, 2013, we acquired the remaining 50% membership interests of Quest and now hold 100% of the membership interests of Quest. The accompanying financial statements consolidate the results of operations of Quest for the quarter ended March 31, 2014.

The following table summarizes our pro forma consolidated operating results for the three months ended March 31, 2013, assuming Quest had been a wholly owned subsidiary and 100% of Quest’s operations were included in the relevant periods:

Pro Forma Three Months Ended March 31, 2013
(Unaudited)
Consolidated operating statement information:
Net sales	$30,964,553
Gross profit	3,571,150
Income (loss) from operations	(924,938)
Net income (loss)	(2,821,808)

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation, and Reclassifications

The consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2014, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2013 consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Through July 16, 2013, Quest was deemed to be a separate operating unit and as such, there were no intercompany transactions that required elimination at that time. All other intercompany accounts and transactions have been eliminated in consolidation, including transactions between QRHC and Quest subsequent to July 16, 2013. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

As Quest, Earth911, and YouChange are operating as ecology based green service companies, we did not deem segment reporting necessary.

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

Quest provides businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. Quest utilizes third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross and record amounts collected from customers for sales tax on a net basis. In a situation where we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we would record the net amounts as management fees earned. Currently, we have no contracts accounted for as management fees.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Earth911 revenue primarily represents licensing fees that are recognized ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably, over the term that the advertisement appears on our website.

Cash and Cash Equivalents

We consider all highly liquid instruments with a remaining maturity of three months or less when purchased to be cash equivalents.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

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

Stock Options – We estimate the fair value of stock options on the grant date in accordance with ASC Topic 718 using the Black-Scholes-Merton valuation model. Significant Level 3 assumptions used in the calculation are as follows:

•	We determine the expected term using the simplified method for plain vanilla options by averaging the contractual term and vesting period of the award due to the unavailability of appropriate statistical data required to properly estimate the expected term in accordance with SEC Staff Accounting Bulletin No. 107;

•	We measure expected volatility using the historical changes in the market price of our common stock, disregarding identifiable periods of extraordinarily volatile share prices due to certain events that are not expected to recur during the expected term;

•	We use the risk-free interest rate to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	We base forfeitures on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to our reverse acquisition of Earth911. We have other potentially anti-dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes totaled 15,096,948 and 11,782,240 shares at March 31, 2014 and 2013, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders—numerator for basic and diluted earnings per share	$(1,488,423)	$(3,297,604)

Weighted—average common shares outstanding—denominator for basic and diluted earnings per share	95,821,525	57,961,106
Net loss per share:

Basic and diluted	$(0.02)	$(0.06)

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	As of March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	4,096,948	3,432,115
Warrants	—	1,381,113
Convertible notes	11,000,000	6,969,012

	15,096,948	11,782,240

Investment in Quest

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Prior to July 17, 2013, we accounted for the investment in Quest under the equity method of accounting, in which the investee company’s accounts were not consolidated within our consolidated balance sheet and statement of operations. We reflect our share of earnings or losses of the investee company in the caption “Equity in Quest Resource Management Group, LLC income” in our consolidated statement of operations. Subsequent to our acquisition of the Quest Interests, we consolidate the operational activity of Quest with QRHC.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We establish valuation allowances to reduce a deferred tax asset to the amount expected to be realized. We assess our ability to realize deferred tax assets based on current earnings performance and on projections of future taxable income in the relevant tax jurisdictions. These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation. We review our estimates of future taxable income annually. We first analyze all tax positions to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, we measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Our income tax returns are subject to adjustment under audit for approximately the last three years.

If we are required to pay interest on the underpayment of income taxes, we recognize interest expense in the first period the interest becomes due according to the provisions of the relevant tax law.

If we are subject to payment of penalties, we recognize an expense for the amount of the statutory penalty in the period when we take the position on the income tax return. If we did not recognize the penalty in the period when we initially took the position, we recognize the expense in the period when we change our judgment about meeting minimum statutory thresholds related to the initial position taken.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

3. Inventories

As of March 31, 2014 and December 31, 2013, finished goods inventories were $7,584 and $3,251, respectively, and consisted of composite heaters, with no reserve for inventory obsolescence at either date.

4. Property and Equipment

At March 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Vehicles	$544,984	$544,984
Computer equipment	796,419	790,987
Office furniture and fixtures	240,929	239,662
Machinery and equipment	458,257	458,257
Leasehold improvements	12,363	12,363

	2,052,952	2,046,253
Less: accumulated depreciation	(1,470,335)	(1,400,768)

	$582,617	$645,485

We lease certain computer equipment under agreements that are classified as capital leases. The cost of equipment under these capital leases was $50,470 and $49,163 at March 31, 2014 and December 31, 2013, respectively, and we record it in the consolidated financial statements as property and equipment. Accumulated depreciation of the leased equipment at March 31, 2014 and December 31, 2013 was $3,365, and $1,402, respectively.

5. Intangible Assets

The components of intangible assets are as follows:

March 31, 2014	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$1,802,000	$10,918,000
Trademarks	7 years	6,230,000	630,417	5,599,583
Patents	7 years	230,683	225,191	5,492
Software	7 years	77,425	—	77,425
Customer lists	5 years	307,153	75,361	231,792

Total intangible assets		$19,565,261	$2,732,969	$16,832,292

Goodwill	Indefinite	$58,337,290		$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the assets. The amortization expense related to intangible assets was $882,096 for the quarter ended March 31, 2014, with no comparable expense for the quarter ended March 31, 2013. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Compensation	$796,663	$1,114,252
Deferred rent obligation	835,804	930,274
Sales and use tax	183,801	484,134
Professional fees	144,826	40,241
Insurance	—	48,663
Accrued interest and other	81,739	56,206

	$2,042,833	$2,673,770

7. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement provides Quest with a loan facility up to $10,000,000 for working capital with advances generally limited to 60% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (4.75% as of March 31, 2014). The base rate for any day is the greater of (a) the Federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets. Quest had $4,750,000 outstanding and approximately $5,250,000 available to be borrowed as of March 31, 2014. On May 9, 2014, Quest and Regions had made amendments to the loan to extend the term to May 31, 2015. See Note 15 — Subsequent Events.

8. Convertible Note Payable

During the quarter ended March 31, 2014, $25,000 of principal and $4,001 of interest was converted into 23,201 shares of our common stock. We treat the intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which we do not bifurcate, separately from the convertible note payable, and we may not settle in cash upon conversion, as a discount to the convertible note payable. We amortize this discount over the period from the date of issuance to the date the note is due using the effective interest method. If we retire the note payable prior to the end of its contractual term, we expense the unamortized discount in the period of retirement to interest expense. In general, we measure the beneficial conversion feature by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

The following convertible note payable was outstanding as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Convertible note payable to unrelated parties, issuance date of September 2012	—	$25,000

Total convertible notes payable - short term	—	$25,000

During September 2012, we issued for cash a $25,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance but could be extended for an additional 30 days at our discretion. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time we entered into the note agreement, we recognized a beneficial conversion feature of $17,500 for this convertible note.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Long-Term Debt and Capital Lease Obligations

At March 31, 2014 and December 31, 2013, total long-term debt outstanding consisted of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Secured convertible notes payable to related parties, 7% interest due monthly in arrears, due July 2016, repayment provisions discussed further below (Net of discount of $4,205,292 and $4,656,934 as of March 31, 2014 and December 31, 2013, respectively)	$17,794,708	$17,343,066
Capital lease obligations, imputed interest at 4.75%, with monthly payments of $1,507 through November 2016, secured by computer equipment	45,211	49,163

Total	17,839,919	17,392,229
Less: current maturities	(16,224)	(16,096)

Long-term portion	$17,823,695	$17,376,133

Convertible Secured Promissory Notes – Quest Acquisition – In connection with our acquisition of Quest on July 16, 2013, we issued convertible secured promissory notes with a total principal amount of $22,000,000 to the owners of QRG: the Chief Executive Officer of Quest and former President of Quest, who are also related parties of our company. The convertible secured promissory notes (collectively, the “Sellers Notes”) are each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and the sellers. The Sellers Notes accrue interest at a rate of 7% per annum and are payable on a monthly basis on the 5th day of the month beginning on September 5, 2013. The principal amount will be due and payable in one installment on July 16, 2016.

The Sellers Notes are convertible at any time, in the sole discretion of the holders, into shares of our common stock at a price of $2.00 per share. In addition, the Sellers Notes are convertible, in our sole discretion, into shares of our common stock at a price of $2.00 per share at any time (i) after the two year anniversary of the Notes, (ii) the principal amount of each Sellers Notes has been paid down by $5,000,000 as a result of the first capital raise, (iii) our common stock trades on the Nasdaq Stock Market, the New York Stock Exchange, or NYSE MKT, and (iv) our common stock has traded at four times the $2.00 conversion price, as adjusted for any stock splits, reverse stock splits, or both. If the holders converted the Seller’s Notes as of March 31, 2014, the value of the shares upon conversion would have exceeded the note original principal balance by $1.3 million. Based on our share price at the time we entered into the Sellers Notes agreement, we recognized a beneficial conversion feature of $5,500,000 and discounted the Sellers Notes. As of March 31, 2014, the unamortized discount on the Sellers Notes was $4,205,292. The amount of interest expense related to the Sellers Notes for the quarter ended March 31, 2014 was $379,726. The amount of interest expense related to the amortization of the discount on the Sellers Notes for the quarter ended March 31, 2014 was $451,642.

Stockbridge Senior Secured Convertible Note – On March 22, 2012, Earth911 entered into a securities purchase agreement with Stockbridge Enterprises, L.P., a related party (“Stockbridge”), pursuant to which Earth911 issued a senior secured convertible note (the “Convertible Note”) and four warrants to Stockbridge. All of the assets of Earth911 secured the Convertible Note. On each of October 10, 2012 and March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge (the “Allonge” and the “Second Allonge”). The Convertible Note and warrants were also adjusted for the Earth911 Merger in October 2012. On July 16, 2013, Stockbridge elected to convert $3,000,000 in principal and $34,500 of accrued interest into 8,382,597 shares of our common stock.

The amended Convertible Note provided for up to $3,000,000 principal with a maturity date of October 1, 2015, which was extendable under certain circumstances. As of June 30, 2013, the full amount of the principal had been drawn. The annual interest rate was adjusted in October 2012 to 9.0% from the original 6.0%, and was due monthly in arrears. Reflecting the adjustment for the Earth911 Merger, the Convertible Note was convertible into shares of our common stock at $0.362 per share prior to the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price was lower than the conversion price in effect immediately prior to such issue or sale (the “Fixed Conversion Price”). As a result of the Earth911 Merger, a United States exchange lists our common stock (a “Triggering Event”); therefore the conversion price was the lower of the Fixed Conversion Price or the average closing bid price during the ten trading days immediately preceding the conversion date.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In connection with the issuance of the Convertible Note, Warrant 1-1 and Warrant 1-5 were initially valued and accounted for as a warrant liability of $18,742,526 and allocated as a discount to the Convertible Note of $1,500,000 with the remainder of $17,242,526 expensed as a financing cost. See Note 12 regarding the valuations of the warrant liability.

On March 29, 2013, Stockbridge elected to exercise Warrant 1-1, Warrant 1-5, and Warrant 1-6 with exercisable rights in total to purchase 7,405,576 shares of our common stock at $0.37 per share under the cashless exercise option of the Second Allonge. The Company determined the net number of shares to issue using the “Cashless Exercise” formula, as amended and restated, as follows:

Net Number of Shares to Issue = (A x B) – (A x C)

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

Based on the cashless exercise formula, on March 29, 2013, Warrant 1-1, Warrant 1-5, and Warrant 1-6 yielded a net number of shares to issue of 7,232,779 with a value of $21,698,338 based on the $3.00 closing price of the stock on the date of issue.

10. Investment in Quest Resource Management Group, LLC

Prior to July 16, 2013, we held a 50% ownership interest in Quest, which Earth911 acquired on August 21, 2008. On July 16, 2013, we acquired all of the Quest Interests, held by QRG, comprising 50% of the membership interests of Quest. The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

closing price of the stock on the date of the transaction and the Sellers Notes in the aggregate principal amount of $22,000,000. We paid the total purchase price of $77,000,000 to the owners of QRG and related parties: the Chief Executive Officer of Quest and the President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and member of the Board of Directors of our Company. Subsequent to our purchase of the Quest Interests on July 16, 2013, we consolidated 100% of the operating activity of Quest into the operations of our company and reflected the adjustments for the ownership purchase and valuation of goodwill.

Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911, our wholly owned subsidiary, which now holds 100% of Quest. We accounted for the acquisition of Quest under ASC Topic 805; thereby the acquisition accounting for the acquired Quest Interests and the step up basis of the previously owned 50% interest resulted in the following total purchase price for Quest as follows:

Consideration paid for Quest Interest	$77,000,000
Non-controlling interest in the acquiree at the acquisition date fair value	27,050,000

Total consideration	$104,050,000

We primarily employed two methodologies that yielded substantially the same results to determine the fair value of our preexisting equity interest in Quest, which we re-measured as a non-controlling interest independent of the acquired controlling interest as of the effective date of the acquisition: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; and (ii) the present value of expected future cash flows of Quest, level 2 and level 3 inputs, respectively.

The purchase price allocation as of July 16, 2013 for the assets, liabilities, intangibles, and goodwill totaling $104,050,000 was as follows:

Net assets and liabilities	$1,214,804
Customer relationships	12,720,000
Trademarks	6,230,000
Goodwill	83,885,196

$104,050,000

In connection with the fair value adjustment to the Investment in Quest due to the acquisition, we recorded in 2013 a gain on investment in Quest of $23,449,372, the difference between the fair value and the carrying amount of the asset on the date of the acquisition. In addition, we recognized $26,850,039 of goodwill impairment based on our goodwill impairment testing. We determined that the carrying amount of the reporting unit exceeded the fair value and recorded a goodwill impairment charge. The impact of the goodwill impairment and the gain on investment was a net expense of $3,400,667 included in the operating loss for the year ended December 31, 2013.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The financial condition and operating results of Quest for the relevant periods are presented below:

	Three Months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Condensed operating statement information:
Net sales	$37,972,639	$30,651,064
Gross profit	3,145,004	3,297,354
Income from operations	21,583	1,075,048
Net income (loss)	(22,065)	951,592

11. Income Taxes

Income taxes are computed using the asset and liability method in accordance with ASC Topic 740. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. In our opinion, realization of our net operating loss carry forward is not reasonably assured as of March 31, 2014 and December 31, 2013, and we have recorded a valuation allowance of $6,991,000 and $6,582,000 respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)
Deferred tax assets (liabilities):
Net operating loss	$4,469,000	$4,212,000
Stock-based compensation	2,168,000	2,103,000
Accrued interest expense	202,000	150,000
Allowance for doubtful accounts	64,000	47,000
Deferred lease liability	88,000	70,000

Total deferred tax assets	6,991,000	6,582,000
Less: valuation allowance	(6,991,000)	(6,582,000)

Net deferred taxes	$—	$—

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)
U.S. federal statutory rate applied to pretax income	$(506,064)	$(6,051,780)
Permanent differences	153,558	2,739,048
State taxes and other	(56,494)	1,597,415
Change in valuation allowance	409,000	1,715,317

	$—	$—

As of December 31, 2013, we had federal income tax net operating loss carry forwards of approximately $4,212,000, which expire at various dates beginning in 2031. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss.

As of December 31, 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2014. We classify interest and penalties on income taxes as interest expense or penalties expense.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2013 to 2011. Tax audits by their very nature are often complex and can require several years to complete. Prior to July 13, 2010, as a limited liability company, we were not a tax paying entity for federal and state income tax purposes. Accordingly, we allocated our taxable income or loss to our members in accordance with their respective percentage ownership.

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

We measured our initial warrant valuation at fair value by applying the Black-Scholes-Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 66%; risk free interest rate of 1%; expected term of 5 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $2.56 per warrant. We base the risk free interest rate on United States Treasury rates with maturity dates approximating the expected term of the warrants. At the time of the initial warrant valuation, we were a private company and common stock transactions were too infrequent, therefore we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry we operate.

We measured the March 29, 2013 fair value by utilizing the quoted market price for our common stock and the valuation for the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of March 29, 2013. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6,905,576 shares of our common stock at $0.37 per share, Warrant 1-1 and Warrant 1-5 had a net number value of $20,233,338. Using the same valuation method, Warrant 1-6 had a net number value of $1,465,000 upon issuance on March 29, 2013. All three warrants were exercised on March 29, 2013. See Note 9 for further discussion regarding the cashless exercise of these warrants.

13. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001 with 95,837,766 shares and 95,814,565 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Note and interest conversions	23,201	$29,001

	23,201	$29,001

Common Stock for Services – We issued none and 17,226 shares of common stock to employees and consultants for nil and $50,780 of services during the three months ended March 31, 2014 and 2013, respectively.

Stock Option Plan – In October 2012, we adopted our 2012 Incentive Compensation Plan, which was subsequently amended in September 2013 (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property to our officers, directors, employees, and consultants who are natural persons providing bona fide services to us or our subsidiaries and other designated affiliates, which we refer to as “Related Entities.” The purpose of the 2012 Plan is to assist us and our Related Entities in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Related Entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. The 2012 Plan is administered by the compensation committee of our Board of Directors or a subcommittee thereof formed by the compensation committee, except to the extent our Board of Directors elects to administer the 2012 Plan (subject to limitations described in the 2012 Plan. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the plan is 7,500,000. Stock compensation expense prior to October 2012 is related to options granted prior to the Earth911 Merger that the 2012 Plan superseded at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan. Stock-based compensation expense was $162,995 and $784,105 for the three months ended March 31, 2014 and 2013, respectively.

Following is a summary of stock option activity subsequent to December 31, 2013 through March 31, 2014:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2013	4,141,948	$2.00 - 3.25	$2.48
Granted	—	—	—
Canceled/Forfeited	(45,000)	$2.05 - 2.05	$2.05

Outstanding at March 31, 2014	4,096,948	$2.00 - 3.25	$2.48

As of March 31, 2014, the intrinsic value of options outstanding was $122,192 and the intrinsic value of options exercisable was $66,367.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following additional information applies to options outstanding at March 31, 2014:

		Weighted-
		Average	Weighted-		Weighted-
Ranges of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2014	Life	Price	2014	Price
$2.00 - $3.25	4,096,948	8.2	$2.48	3,199,448	$2.63

At March 31, 2014, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $988,699.

14. Related Party Transactions

Stockbridge Convertible Note – In March 2012, we issued the Convertible Note to Stockbridge, a related party. In connection with the issuance of the Convertible Note, we issued four warrants (Warrants1-1 through 1-4) in March 2012. On July 16, 2013, Stockbridge elected to convert $3,000,000 in principal and $34,500 of accrued interest of the Convertible Note into 8,382,597 shares of our common stock. With the conversion, the contingent Warrants 1-2, 1-3, and 1-4 were cancelled.

Allonge to the Convertible Note – In October 2012, we amended the Convertible Note. We increased the original principal amount to $3,000,000 from the original $1,000,000 amount. We changed the maturity of the note to October 1, 2014. We changed the conversion rate of the Convertible Note to $.50 per common share prior to the maturity date and $.25 per common share after the maturity, subject to certain adjustments. In connection with the amendment, we issued Warrant 1-5 in October 2012 and issued 100,000 shares of our common stock.

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

To effect the changes in the Second Allonge, we issued to Stockbridge an additional warrant to purchase 500,000 shares of our common stock (“Warrant 1-6”). Warrant 1-6 was exercisable at or after the date of the Second Allonge, and was in the same form as Warrant 1-5, as amended by the Second Allonge. Warrant 1-6 would expire five years from the date of issuance.

See Note 9 for a discussion of the Convertible Note and of the exercise of the related exercisable warrants in March 2013.

Acquisition of the Quest Interests – On July 16, 2013, we acquired all of the Quest Interests held by QRG, comprising 50% of the membership interests of Quest. The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and the Sellers Notes as described in Note 10 in the aggregate principal amount of $22,000,000. The total purchase price of $77,000,000 was paid to the owners of QRG who at the time of the transaction were related parties: the Chief Executive Officer of Quest and the President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer and member of the Board of Directors of our company. Unpaid interest related to the Sellers Notes at March 31, 2014 and December 31, 2013 is $130,795 and $132,878, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

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

15. Subsequent Events

Stock and Warrants Issued

On April 18, 2014, we issued an aggregate of 1,192,500 units, or the Units, to several accredited investors, for an aggregate purchase price of $2,385,000, with each Unit consisting of one share of our common stock and a warrant to purchase one share of our common stock for $2.00 per share. Each warrant may be exercised by the holder thereof, in such holder’s sole discretion, in whole or in part, any time prior to April 1, 2017.

Line of Credit—Regions

On May 9, 2014, Quest entered into a Sixth Amendment to the Loan Agreement with Regions Bank. The Loan Agreement was amended to, among other things, (i) add a $5.0 million accordion feature, (ii) increase the Borrowing Base, (iii) reduce the Applicable Margin for Eurodollar Rate Loans by 1% per annum, (iv) add an unused fee of 0.25% per annum, (v) extend the maturity date to May 31, 2015, (vi) release the Guaranty of our Chief Executive Officer previously executed in favor of the Lender, (vii) add our company and our wholly owned subsidiary, Earth911, Inc., as Guarantors, (viii) allow for Permitted Acquisitions, and (ix) delete two of the financial covenants and modify the other financial covenants in certain respects.

In connection with the Sixth Amendment, on May 9, 2014, we and Earth911entered into a Guaranty (the “Guaranty”) for the benefit of Regions to guarantee the obligations of Quest under the Loan Agreement and other Loan Documents. In addition, on May 9, 2014, Earth911 entered into a Pledge Agreement with Regions, pursuant to which Earth911 pledged to Regions 50% of the membership interests in Quest held by Earth911 to secure the prompt and complete payment and performance of the obligations of Quest and the Guarantors under the Loan Agreement and other Loan Documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Report on Form 10-K for the year ended December 31, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in our Report on Form 10-K for the year ended December 31, 2013. Furthermore, such forward-looking statements speak only as of the date of their issuance. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired the issued and outstanding membership interests of Quest Resource Management Group, LLC (“Quest”), held by Quest Resource Group LLC (“QRG”), comprising 50% of Quest (the “Quest Interests”). Our wholly owned subsidiary, Earth911, held the remaining 50% membership interest of Quest for several years which was accounted for under the equity method of investment. Upon our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now owns 100% of Quest. Effective October 28, 2013, we changed our name to Quest Resource Holding Corporation (“QRHC”), increased our shares of common stock authorized for issuance to 200,000,000 and changed our trading symbol to “QRHC.”

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of Quest Resource Holding Corporation, Quest, and Earth911.

Our Business

We provide businesses with one stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses and operate environmentally based social media and online database platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials. Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers and large local business to have a single point of contact for managing a variety of waste streams and recyclables. Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.

We believe we offer innovative, cost-effective, one-stop management programs for the reuse, recycling, and proper disposal of a wide variety of recyclables and disposals that provide regional and national customers with a single point of contact for managing these materials. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from the fleet and industrial, food service and retail, and solid waste industries. We currently concentrate on programs for recycling motor oil and automotive lubricant recycling, scrap tires, grease and cooking oil, meat rendering, organics, hazardous and non-hazardous waste, regulated medical waste, construction debris, glass, cardboard, paper, metal, and solid waste.

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

Three Months Ended March 31, 2014 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenue	$38,160,050	$313,489
Cost of revenue	34,827,635	39,693

Gross profit	3,332,415	273,796
Operating expenses:
Selling, general and administrative	2,993,708	2,258,802
Depreciation and amortization	951,663	14,980
Impairment of goodwill	—	—

Total operating expenses	3,945,371	2,273,782

Operating loss	(612,956)	(1,999,986)
Interest expense	(875,467)	(308,414)
Financing cost for senior secured convertible note—related party	—	(1,465,000)
Equity in Quest Resource Management Group, LLC income	—	475,796

Net loss	$(1,488,423)	$(3,297,604)

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Revenue

Revenue for the three months ended March 31, 2014 was $38.2 million an increase of $37.9 million over revenue of $300,000 for the three months ended March 31, 2013. The increase was primarily due to the consolidated recycling and waste service fees and commodity sales revenue of Quest subsequent to our acquisition of the Quest Interests on July 16, 2013, which contributed approximately $38.0 million in revenue.

Cost of Revenue/Gross Profit

Our cost of revenue of $34.8 million and $40,000 for the three months ended March 31, 2014 and 2013, respectively, related primarily to the consolidated cost of recycling and waste disposal services and commodities from Quest’s operations subsequent to July 16, 2013. Gross profit increased $3.1 million to $3.3 million for the quarter ended March 31, 2014 from $300,000 for the quarter ended March 31, 2013, representing a 1,117% increase from 2013. The gross profit margin was 8.7% of total 2014 net sales, compared to 87.3% in 2013. The decrease in gross profit margin percentage was primarily due to the majority of 2014 sales was derived from recycling and waste services and commodity sales consolidated subsequent to acquisition of the Quest Interests on July 16, 2013 versus only advertising revenue and recycled electronic sales in 2013.

We expect gross profit margins during 2014 to remain comparable to the quarter ended December 31, 2013 on average with margins that can range from 5%-20% across the various recycling, waste and commodity programs and beyond that range for advertising revenue and consulting. Margins will be affected quarter to quarter by the volumes of waste and recycling materials generated by our clients, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates and the sales mix between advertising, consulting, commodities and services in any one reporting period.

Operating Expenses

For the three months ended March 31, 2014, operating expenses increased $1.7 million to $3.9 million from $2.3 million for the comparable quarter in 2013. This was primarily due to the added consolidated expenses from Quest’s operations beginning July 17, 2013 with no comparable expenses in the first quarter of 2013.

Selling, general, and administrative expenses were $3.0 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $700,000 primarily due to the addition of Quest operating expenses. Operating expenses also included depreciation and amortization of $900,000 and $20,000 for the three months ended March 31, 2014 and 2013, respectively, which primarily relates to the increased amortization of $900,000 from the recognition of $16.8 million of amortizable intangible assets related to the acquisition of the Quest Interests.

Interest and Other Expenses

For the quarter ended March 31, 2014, total interest and other expenses decreased $900,000 to $900,000 from $1.8 million for the first quarter of 2013 primarily due to financing costs of approximately $1.5 million attributed to the Convertible Note issued with warrants that we bifurcated and valued separately pursuant to ASC 815, partially offset by interest related to the addition of the two Sellers Notes totaling $22 million as part of the acquisition of the Quest Interests on July 16, 2013 and the related amortization of the $5.5 million note discount.

Equity in Quest Income

For the first quarter ended March 31, 2013, equity in Quest income was $500,000, which decreased to zero in 2014 due to only recognizing equity method income through July 16, 2013.

Net Loss

For the three months ended March 31, 2014, the net loss from operations decreased $1.8 million to a net loss of $1.5 million from a net loss of $3.3 million for the three months ended March 31, 2013. The explanations above detail the majority of the changes related to the net loss on a quarter-to-quarter and year-to-year basis.

Loss Per Share

The loss per share on a basic and diluted basis was ($0.02) for the three months ended March 31, 2014 compared to a loss per share of ($0.06) for the comparable quarter in 2013. The weighted average number of shares of common stock outstanding increased from 58.0 million as of March 31, 2013 to 95.8 million as of March 31, 2014. The increase in the share count was primarily a result of our acquisition of the Quest Interests on July 16, 2013.

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

EBITDAS

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, and stock-related non-cash charges (“EBITDAS”) to evaluate our performance. EBITDAS is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that EBITDAS be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.

The following table reflects the EBITDAS for the three months ended March 31, 2014 and 2013:

RECONCILIATION OF NET LOSS TO EBITDAS

(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(1,488,423)	$(3,297,604)
Interest expense	875,467	308,414
Income tax expense (benefit)	—	—
Depreciation and amortization	951,663	14,980
Stock-based compensation	162,995	784,105
Other expenses	—	1,465,000

EBITDAS	$501,702	$(725,105)

Liquidity and Capital Resources

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $3.5 million and $900,000 for the three months ended March 31, 2014 and 2013, respectively. The cash used in the first three months of March 31, 2014 was related to the net loss of $1.5 million offset by non-cash items of $1.6 million and the net change in operating assets and liabilities of $3.6 million. The non-cash items were primarily from depreciation, amortization of intangible assets and debt discounts and financing costs, stock based compensation, equity income in Quest, and impairment of goodwill. The net changes in operating assets and liabilities are primarily related to changes in accounts receivable, accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins vary depending on commodity prices, the blend of services, the nature of the contract, and volumes. Our operating activities may require additional cash in the future depending on how we expand our operations and until such time as we generate positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 was $100,000, primarily from costs related to software development. Cash provided from investing activities for the three months ended March 31, 2013 was $300,000 from distributions received from Quest prior to July 16, 2013.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.0 million and $500,000 for the three months ended March 31, 2014 and 2013, respectively, from $2.0 million of proceeds from our line of credit during the three months ended March 31, 2014 and $500,000 of proceeds from our senior related party secured convertible note during the three months ended March 31, 2013.

Capital Resources

As of March 31, 2013, we had $1.1 million of cash and cash equivalents and a working capital deficit of $5.4 million. In April 2014, we received $2.4 million proceeds from the issuance of stock and warrants as described in Note 15. Our primary sources of funds for conducting our business activities are derived from sales of services, commodities, consulting and advertising, from our credit facilities, and from the placement of our equity securities with investors. We require working capital primarily to increase accounts receivable during sales growth, service debt, purchase capital assets, to fund operating expenses, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, for potential acquisition transactions, and to pursue our following goals:

•	expanding sales staff and market reach;

•	expanding and developing our IT infrastructure, operations applications, and mobile strategy;

•	enhancing, developing, and introducing services and offerings;

•	expanding visitors to the Earth911.com website and increasing advertising and sponsorship revenue; and

•	expanding our customer base for recycling services.

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

Beneficial Conversion Features

We treat the intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which we do not bifurcated, do not accounted for separately from the convertible note payable, and we may not settle in cash upon conversion, as a discount to the convertible note payable. We amortize this discount over the period from the date of issuance to the note due date using the effective interest method. If we retire the note payable prior to the end of its contractual term, we expense the unamortized discount in the period of retirement to interest expense. In general, we measure the beneficial conversion feature by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Stock Options

We estimate fair value of stock options using the Black-Scholes-Merton valuation model. Significant Level 3 assumptions used in the calculation were determined as follows:

•	We determine the expected term under the simplified method using an average of the contractual term and vesting period of the award due to the unavailability of appropriate statistical data required to properly estimate the expected term;

•	We measure the expected volatility using the historical weekly changes in the market price of our common stock, disregarding identifiable periods of extraordinarily volatile share prices due to certain events that are not expected to recur during the expected term; and

•	We approximate the risk-free interest rate using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

Forfeitures are based on the history of cancellations of warrants granted by us and our analysis of potential future forfeitures.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2013, we had established a full valuation allowance for all deferred tax assets.

As of March 31, 2014 and December 31, 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014 that are of significance, or potential significance to us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our Company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. We base the design of any system of controls in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I – Item 1A. Risk Factors” in our Report on Form 10-K for the year ended December 31, 2013 and all information set forth in this Quarterly Report on Form 10-Q. Those risks could materially harm our business, financial condition, operating results, cash flow, and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(None)

Item 3. Defaults Upon Senior Securities

(None)

Item  4. Mine Safety Disclosures

(Not Applicable)

Item 5. Other Information

(a)	(None)

(b)	(None)

Item 6. Exhibits

Exhibit No.	Exhibit

4.1	Registration Rights Agreement, dated as of April 18, 2014 by and between Quest Resource Holding Corporation and the Purchasers named therein (1)

10.19(a)	Sixth Amendment to Loan Agreement, dated as of May 9, 2014, by and between Quest Resource Management Group, LLC and Regions Bank (2)

10.19(b)	Guaranty, dated as of May 9, 2014, by Quest Resource Holding Corporation and Earth911, Inc. for the benefit of Regions Bank (2)

10.19(c)	Pledge Agreement, dated as of May 9, 2014, by and between Earth911, Inc. and Regions Bank (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2014.
(2)	Filed as Exhibits 10.19(a), 10.19(b), and 10.19(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 15, 2014	By:	/s/ Brian S. Dick
Brian S. Dick
President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer