Form 10-Q
period 2014-06-30
Quest Resource Holding Corp
filed 2014-08-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were outstanding 97,050,674 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,196,877	$2,676,984
Accounts receivable, less allowance for doubtful accounts of $360,887 and $319,735 as of June 30, 2014 and December 31, 2013, respectively	24,220,169	20,849,140
Inventory	—	3,251
Prepaid expenses and other assets	726,064	401,537

Total current assets	28,143,110	23,930,912
Property and equipment, net	555,578	645,485
Goodwill	58,337,290	58,337,290
Intangible assets, net	16,312,104	17,636,964
Security deposits and other assets	111,609	95,892

Total assets	$103,459,691	$100,646,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,250,000	$2,750,000
Accounts payable	23,629,752	23,589,755
Accrued liabilities	2,155,263	2,673,770
Deferred revenue	481,958	234,899
Long-term debt and capital lease obligations - current portion	16,418	16,096
Convertible notes payable - short term	—	25,000

Total current liabilities	31,533,391	29,289,520
Long-term capital lease obligations, less current maturities	24,793	33,067
Long-term senior secured convertible notes - related parties, net of discount of $3,748,631 and $4,656,934 as of June 30, 2014 and December 31, 2013, respectively	18,251,369	17,343,066

Total liabilities	49,809,553	46,665,653

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 97,050,674 and 95,814,565 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	97,051	95,815
Additional paid-in capital	122,393,956	119,410,777
Accumulated deficit	(68,840,869)	(65,525,702)

Total stockholders’ equity	53,650,138	53,980,890

Total liabilities and stockholders’ equity	$103,459,691	$100,646,543

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$42,514,265	$402,014	$80,674,315	$715,502
Cost of revenue	39,005,550	108,628	73,833,185	148,321

Gross profit	3,508,715	293,386	6,841,130	567,181

Operating expenses:
Selling, general and administrative	3,491,507	2,398,731	6,485,215	4,657,533
Depreciation and amortization	953,499	14,813	1,905,162	29,793

Total operating expenses	4,445,006	2,413,544	8,390,377	4,687,326

Operating loss	(936,291)	(2,120,158)	(1,549,247)	(4,120,145)
Other expense:
Interest expense	(890,453)	(292,220)	(1,765,920)	(600,634)
Financing cost for senior secured convertible notes - related parties	—	—	—	(1,465,000)

Total other expense, net	(890,453)	(292,220)	(1,765,920)	(2,065,634)

Loss before taxes and equity income	(1,826,744)	(2,412,378)	(3,315,167)	(6,185,779)
Equity in Quest Resource Management Group, LLC income	—	103,155	—	578,951

Loss before taxes	(1,826,744)	(2,309,223)	(3,315,167)	(5,606,828)
Income tax expense	—	—	—	—

Net loss	$(1,826,744)	$(2,309,223)	$(3,315,167)	$(5,606,828)

Net loss applicable to common stockholders	$(1,826,744)	$(2,309,223)	$(3,315,167)	$(5,606,828)

Net loss per share
Basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.09)

Weighted average number of common shares outstanding
Basic and diluted	96,649,466	65,338,152	96,237,784	61,670,008

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balances, December 31, 2013	95,814,565	$95,815	$119,410,777	$(65,525,702)	$53,980,890
Stock-based compensation	—	—	520,414	—	520,414
Sale of common stock	1,192,500	1,193	2,383,807	—	2,385,000
Note conversion	23,201	23	28,978	—	29,001
Common stock issued for services	20,408	20	49,980		50,000
Net loss	—	—	—	(3,315,167)	(3,315,167)

Balances, June 30, 2014	97,050,674	$97,051	$122,393,956	$(68,840,869)	$53,650,138

The accompanying notes are an integral part of this consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,315,167)	$(5,606,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,461	29,793
Amortization of intangibles	1,762,701	—
Amortization of debt discount and deferred financing costs	908,303	478,473
Equity in Quest Resource Management Group, LLC income	—	(578,951)
Provision for doubtful accounts	41,338	994
Stock-based compensation	580,573	1,573,010
Financing costs for senior convertible notes - related parties	—	1,465,000
Changes in operating assets and liabilities:
Accounts receivable	(3,412,367)	7,392
Inventory	3,251	887
Prepaid expenses and other assets	(307,861)	7,760
Security deposits and other assets	(15,717)	63,626
Accounts payable	39,997	141,204
Accrued liabilities	(541,332)	240,022
Deferred revenue	247,059	129,454

Net cash used in operating activities	(3,866,761)	(2,048,164)

Cash flows from investing activities:
Purchase of property and equipment	(52,554)	(6,493)
Capitalized software development	(437,840)	—
Distributions received from Quest Resource Management Group, LLC	—	800,000

Net cash (used in) provided by investing activities	(490,394)	793,507

Cash flows from financing activities:
Proceeds from senior related party secured convertible note	—	1,000,000
Proceeds from line of credit	2,500,000	—
Proceeds from sale of capital stock	2,385,000	—
Repayments of capital lease obligations	(7,952)	(38,571)

Net cash provided by financing activities	4,877,048	961,429

Net increase (decrease) in cash and cash equivalents	519,893	(293,228)
Cash and cash equivalents at beginning of period	2,676,984	485,728

Cash and cash equivalents at end of period	$3,196,877	$192,500

Supplemental cash flow information:
Cash paid for interest	$732,018	$83,792
Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable, including accrued interest	29,001	113,993
Common stock issued for services and loan fees	33,333	178,858
Common stock issued for warrants – cashless exercise	—	21,698,338
Discount to senior convertible note – related party	—	1,000,000

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Description of Business and Future Liquidity Needs

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”), formerly Infinity Resources Holdings Corp., and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“YouChange”) (collectively, “QRHC”, the “Company”, “we”, “us”, or “our company”). On October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our shares of common stock authorized for issuance to 200,000,000 and changed our trading symbol to “QRHC.”

On July 16, 2013, we acquired the membership interests of Quest held by Quest Resource Group LLC (“QRG”), comprising 50% of Quest (the “Quest Interests”). Prior to July 16, 2013, our wholly owned subsidiary, Earth911, held the remaining 50% membership interest of Quest. Upon acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now owns Quest and Quest is now our indirect wholly owned subsidiary. We consolidated Quest in these financial statements for the quarter ended June 30, 2014.

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

On April 18, 2014, we issued an aggregate of 1,192,500 units (the “Units”) to accredited investors, for an aggregate purchase price of $2,385,000, with each Unit consisting of one share of our common stock and a warrant to purchase one share of our common stock for $2.00 per share. Each warrant may be exercised by the holder thereof, in such holder’s sole discretion, in whole or in part, any time prior to April 1, 2017.

Pro forma Three and Six Months Ended June 30, 2013 Operating Results – As discussed above and in Note 10 to these financial statements, we previously accounted for Quest as an equity investment. On July 16, 2013, we acquired the remaining 50% membership interests of Quest and now hold 100% of the membership interests of Quest. The accompanying financial statements consolidate the results of operations of Quest for the quarter ended June 30, 2014.

The following table summarizes our pro forma consolidated operating results for the three and six months ended June 30, 2013, assuming Quest had been a wholly owned subsidiary and 100% of Quest’s operations were included in the relevant periods:

	Pro Forma Three Months Ended June 30, 2013	Pro Forma Six Months Ended June 30, 2013
	(Unaudited)	(Unaudited)
Consolidated operating statement information:
Net sales	$32,655,802	$63,620,354
Gross profit	2,865,440	6,436,589
Income (loss) from operations	(1,821,926)	5,493,425
Net loss	(2,102,913)	(4,448,926)

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The accompanying consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2014, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2013 consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP.

Through July 16, 2013, Quest was deemed to be a separate operating company and as such, there were no intercompany transactions that required elimination at that time. All other intercompany accounts and transactions have been eliminated in consolidation, including transactions between QRHC and Quest subsequent to July 16, 2013. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross and record amounts

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

collected from customers for sales tax on a net basis. In a situation where we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we would record the net amounts as management fees earned. Currently, we have no contracts accounted for as management fees.

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

Stock Options - We estimate the fair value of stock options on the grant date in accordance with ASC Topic 718 using the Black-Scholes-Merton valuation model. Significant Level 3 assumptions used in the calculation are as follows:

•	We determine the expected term using the simplified method for plain vanilla options by averaging the contractual term and vesting period of the award due to the unavailability of appropriate statistical data required to properly estimate the expected term in accordance with SEC Staff Accounting Bulletin No. 107;

•	We measure expected volatility using the historical changes in the market price of our common stock and applicable comparison companies, disregarding identifiable periods of extraordinarily volatile share prices due to certain events that are not expected to recur during the expected term;

•	We use the risk-free interest rate to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	We base forfeitures on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to our reverse acquisition of Earth911. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes totaled 19,287,215 and 13,107,162 shares at June 30, 2014 and 2013, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders - numerator for basic and diluted earnings per share	$(1,826,744)	$(2,309,223)	$(3,315,167)	$(5,606,828)

Weighted - average common shares outstanding - denominator for basic and diluted earnings per share	96,649,466	65,338,152	96,237,784	61,670,008
Net loss per share:

Basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.09)

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	4,996,215	3,417,115
Warrants	3,291,000	1,381,113
Convertible notes	11,000,000	8,308,934

	19,287,215	13,107,162

Investment in Quest

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors, including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Prior to July 17, 2013, we accounted for the investment in Quest under the equity method of accounting, in which the investee company’s accounts were not consolidated within our consolidated balance sheet and statement of operations. We reflected our share of earnings or losses of the investee company in the caption “Equity in Quest Resource Management Group, LLC income” in our consolidated statement of operations. Subsequent to our acquisition of the Quest Interests, we have consolidated the operational activity of Quest with our company.

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

3. Inventories

As of June 30, 2014 and December 31, 2013, finished goods inventories were nil and $3,251, respectively, and consisted of composite heaters, with no reserve for inventory obsolescence at either date.

4. Property and Equipment

At June 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Vehicles	$544,984	$544,984
Computer equipment	727,648	790,987
Office furniture and fixtures	329,210	239,662
Machinery and equipment	479,135	458,257
Leasehold improvements	17,830	12,363

	2,098,807	2,046,253
Less: accumulated depreciation	(1,543,229)	(1,400,768)

	$555,578	$645,485

We lease certain computer equipment under agreements that are classified as capital leases. The cost of equipment under these capital leases was $50,470 and $49,163 at June 30, 2014 and December 31, 2013, respectively, and we record it in the consolidated financial statements as property and equipment. Accumulated depreciation of the leased equipment at June 30, 2014 and December 31, 2013 was $5,047, and $1,402, respectively.

5. Intangible Assets

The components of intangible assets are as follows:

June 30, 2014	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$2,438,000	$10,282,000
Trademarks	7 years	6,230,000	852,917	5,377,083
Patents	7 years	230,683	230,683	—
Software	7 years	437,841	1,254	436,587
Customer lists	5 years	307,153	90,719	216,434

Total intangible assets		$19,925,677	$3,613,573	$16,312,104

December 31, 2013	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$1,166,000	$11,554,000
Trademarks	7 years	6,230,000	407,917	5,822,083
Patents	7 years	230,683	216,951	13,732
Customer lists	5 years	307,153	60,004	247,149

Total intangible assets		$19,487,836	$1,850,872	$17,636,964

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2014 and December 31, 2013	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$58,337,290		$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the assets. The amortization expense related to intangible assets was $880,605 for the quarter ended June 30, 2014 and $1,762,701 for the six months ended June 30, 2014, with no comparable expense for the comparable periods ended June 30, 2013. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Compensation	$820,020	$1,114,252
Deferred rent obligation	752,787	930,274
Sales and use tax	178,278	484,134
Professional fees	164,959	40,241
Insurance	—	48,663
Accrued interest and other	239,219	56,206

	$2,155,263	$2,673,770

7. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement provides Quest with a loan facility up to $10,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.65% as of June 30, 2014). The base rate for any day is the greater of (a) the Federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets. Quest had $5,250,000 outstanding and $4,097,235 available to be borrowed as of June 30, 2014.

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

8. Convertible Note Payable

During the six months ended June 30, 2014, $25,000 of principal and $4,001 of interest was converted into 23,201 shares of our common stock. We treat the intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which we do not bifurcate, separately from the convertible note payable, and we may not settle in cash upon conversion, as a discount to the convertible note payable. We amortize this discount over the period from the date of issuance to the date the note is due using the effective interest method. If we retire the note payable prior to the end of its contractual term, we expense the unamortized discount in the period of

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

retirement to interest expense. In general, we measure the beneficial conversion feature by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

The following convertible note payable was outstanding as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Unaudited)
Convertible note payable to unrelated parties, issuance date of September 2012	—	$25,000

Total convertible notes payable - short term	—	$25,000

During September 2012, we issued for cash a $25,000 convertible note to an unrelated, accredited third party. The note matured six months from the date of issuance. The note bore interest at a rate of 10.0% per annum and was convertible at any time, with accrued interest, at the discretion of the investor into shares of our common stock at a rate of $1.25 per share. Based on our share price at the time we entered into the note agreement, we recognized a beneficial conversion feature of $17,500 for this convertible note.

9. Long-Term Debt and Capital Lease Obligations

At June 30, 2014 and December 31, 2013, total long-term debt outstanding consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Secured convertible notes payable to related parties, 7% interest due monthly in arrears, due July 2016, repayment provisions discussed further below (Net of discount of $3,748,631 and $4,656,934 as of June 30, 2014 and December 31, 2013, respectively)	$18,251,369	$17,343,066
Capital lease obligations, imputed interest at 4.75%, with monthly payments of $1,507 through November 2016, secured by computer equipment	41,211	49,163

Total	18,292,580	17,392,229
Less: current maturities	(16,418)	(16,096)

Long-term portion	$18,276,162	$17,376,133

Convertible Secured Promissory Notes – Quest Acquisition - In connection with our acquisition of Quest on July 16, 2013, we issued convertible secured promissory notes with a total principal amount of $22,000,000 to the owners of QRG: the Chief Executive Officer of Quest and the former President of Quest, who are also related parties of our company. The convertible secured promissory notes (collectively, the “Sellers Notes”) are each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and the sellers. The Sellers Notes accrue interest at a rate of 7% per annum and are payable on a monthly basis on the 5th day of the month beginning on September 5, 2013. The principal amount will be due and payable in one installment on July 16, 2016.

The Sellers Notes are convertible at any time, in the sole discretion of the holders, into shares of our common stock at a price of $2.00 per share. In addition, the Sellers Notes are convertible, in our sole discretion, into shares of our common stock at a price of $2.00 per share at any time (i) after the two year anniversary of the Notes, (ii) the principal amount of each Sellers Notes has been paid down by $5,000,000 as a result of the first capital raise, (iii) our common stock trades on the Nasdaq Stock Market, the New York Stock Exchange, or NYSE MKT, and (iv) our common stock has traded at four times the $2.00 conversion price, as adjusted for any stock splits, reverse stock splits, or both. Based on our share price at the time we entered into the Sellers Notes agreement, we recognized a beneficial conversion feature of $5,500,000 and discounted the Sellers Notes. As of June 30, 2014, the unamortized discount on the Sellers Notes was $3,748,631. The amount of interest expense related to the Sellers Notes for the quarter ended June 30, 2014 was $763,671. The amount of interest expense related to the amortization of the discount on the Sellers Notes for the quarter ended June 30, 2014 was $908,303.

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

The amended Convertible Note provided for up to $3,000,000 principal with a maturity date of October 1, 2015, which was extendable under certain circumstances. As of June 30, 2013, the full amount of the principal had been drawn. The annual interest rate was adjusted in October 2012 to 9.0% from the original 6.0%, and was due monthly in arrears. Reflecting the adjustment for the Earth911 Merger, the Convertible Note was convertible into shares of our common stock at $0.362 per share prior to the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price was lower than the conversion price in effect immediately prior to such issue or sale (the “Fixed Conversion Price”). As a result of the Earth911 Merger, a United States exchange listed our common stock, which was a Triggering Event under the Convertible Note; therefore the conversion price was the lower of the Fixed Conversion Price or the average closing bid price during the ten trading days immediately preceding the conversion date.

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

Consideration paid for Quest Interests	$77,000,000
Non-controlling interest in the acquiree at the acquisition date fair value	27,050,000

Total consideration	$104,050,000

We primarily employed two methodologies that yielded substantially the same results to determine the fair value of our preexisting equity interest in Quest, which we re-measured as a non-controlling interest independent of the acquired controlling interest as of the effective date of the acquisition: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; and (ii) the present value of expected future cash flows of Quest, which are level 2 and level 3 inputs, respectively.

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

The financial condition and operating results of Quest for the relevant periods are presented below:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed operating statement information:
Net sales	$42,326,342	$32,253,788	$80,298,981	$62,904,852
Gross profit	3,320,873	2,572,054	6,465,796	5,869,408
Income (loss) from operations	(89,557)	298,232	(68,195)	1,373,280
Net income (loss)	(139,405)	206,310	(161,691)	1,157,902

11. Income Taxes

We compute income taxes using the asset and liability method in accordance with ASC Topic 740. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. In our opinion, realization of our net operating loss carry forward is not reasonably assured as of June 30, 2014 and December 31, 2013, and we have recorded a valuation allowance of $7,534,000 and $6,582,000 respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	June 30, 2014	December 31, 2013
	(Unaudited)
Deferred tax assets (liabilities):
Net operating loss	$4,857,000	$4,212,000
Stock-based compensation	2,322,000	2,103,000
Accrued interest expense	205,000	150,000
Allowance for doubtful accounts	64,000	47,000
Deferred lease liability	86,000	70,000

Total deferred tax assets	7,534,000	6,582,000
Less: valuation allowance	(7,534,000)	(6,582,000)

Net deferred taxes	$—	$—

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	June 30, 2014	December 31, 2013
	(Unaudited)
U.S. federal statutory rate applied to pretax income	$(1,127,157)	$(6,051,780)
Permanent differences	308,823	2,739,048
State taxes and other	(133,666)	1,597,415
Change in valuation allowance	952,000	1,715,317

	$—	$—

As of December 31, 2013, we had federal income tax net operating loss carry forwards of approximately $4,212,000, which expire at various dates beginning in 2032. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss.

As of December 31, 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2014. We classify interest and penalties on income taxes as penalties expense.

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

We issued on April 18, 2014 an aggregate 1,141,000 warrants along with our issuance of 1,192,500 shares of common stock. We measured the warrants issued along with the common stock issuance during the quarter ended June 30, 2014 at fair value by applying the Black-Scholes-Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 99.3%; risk free interest rate of 0.2%; expected term of 1.5 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $0.99 per warrant. We base the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We base the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry we operate.

We issued on May 7, 2014 an aggregate 200,000 warrants for services during the quarter ended June 30, 2014. We measured the warrants at fair value by applying the Black-Scholes-Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 97.6%; risk free interest rate of 0.9%; expected term of 3.0 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

above was $1.61 per warrant. We base the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We base the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry we operate.

We measured warrants issued in connection with the Stockbridge Senior Secured Convertible notes at fair value by applying the Black-Scholes-Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 66%; risk free interest rate of 1%; expected term of 5 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $2.56 per warrant. We base the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. At the time of the initial warrant valuation, we were a private company and common stock transactions were too infrequent, therefore we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry we operate.

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

Common Stock - Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001 with 97,050,674 shares and 95,814,565 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014, we issued shares of common stock as follows:

	Common Stock Shares	Amount
Sale of common stock and warrants	1,192,500	$2,385,000
Note and interest conversions	23,201	29,001
Common stock for services	20,408	50,000

	1,236,109	$2,464,001

Common Stock for Services – We issued 20,408 shares of common stock to consultants for $50,000 of services, which $33,333 was expensed during the six months ended June 30, 2014 and $16,667 was prepaid for services in the subsequent period. We issued 17,226 shares of common stock to employees and consultants for $50,780 of services during the six months ended June 30, 2013.

Sale of Common Stock and Warrants – On April 18, 2014, we issued an aggregate of 1,192,500 units (the “Units”) to several accredited investors, for an aggregate purchase price of $2,385,000, with each Unit consisting of one share of our common stock and a warrant to purchase one share of our common stock for $2.00 per share. An additional 248,500 warrants were issued as finder’s fees to third parties. Therefore, in total we issued 1,192,500 shares of common stock and 1,441,000 warrants with a right to purchase one share of common stock for $2.00 per share. Each warrant may be exercised by the holder thereof, in such holder’s sole discretion, in whole or in part, any time prior to April 1, 2017.

Warrants for Services - On May 7, 2014, we issued to a third party for services an aggregate of 200,000 warrants to purchase one share of our common stock for $2.65 per share. Of the 200,000 warrants, 100,000 of the warrants were exercisable immediately and the remaining warrants become exercisable one year from grant based on performance conditions. We recorded stock-based compensation expense of $187,783 for the three months ended June 30, 2014 related to these warrants.

On May 28, 2014, we issued to a third party for services an aggregate of 1,650,000 contingent warrants to purchase one share of our common stock for $4.31 per share. The warrants become exercisable at various times after achieving future performance conditions related to services and revenue targets for Earth911. We recorded no stock-based compensation expense for the three months ended June 30, 2014 related to these warrants due to the uncertainty of attaining any of the performance conditions.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At June 30, 2014, we had outstanding exercisable warrants to purchase 1,541,000 shares of common stock and contingent warrants to purchase 1,750,000 shares of common stock.

Warrants Issued and Outstanding as of June 30, 2014
	Date of		Exercise Price	Shares of Common Stock
Description	Issuance	Expiration
Exercisable warrants
Warrants 10 - 24	4/18/14	4/1/17	$2.00	1,441,000
Warrant 25	5/7/2014	5/7/17	$2.65	100,000

Total exercisable warrants				1,541,000
Contingent warrants
Warrant 26	5/7/2014	5/7/17	$2.65	100,000
Warrant 27	5/28/2014	10/31/16	$4.31	450,000
Warrants 28 - 34	5/28/2014	10/31/18	$4.31	1,200,000

Total contingent warrants				1,750,000

Total warrants issued and outstanding				3,291,000

Stock Option Plan - In October 2012, we adopted our 2012 Incentive Compensation Plan, which was subsequently amended in September 2013 (the “2012 Plan”). The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property to our officers, directors, employees, and consultants who are natural persons providing bona fide services to us or our subsidiaries and other designated affiliates, which we refer to as “Related Entities.” The purpose of the 2012 Plan is to assist us and our Related Entities in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Related Entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. The 2012 Plan is administered by the compensation committee of our Board of Directors or a subcommittee thereof formed by the compensation committee, except to the extent our Board of Directors elects to administer the 2012 Plan (subject to limitations described in the 2012 Plan). Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the plan is 7,500,000. Stock compensation expense prior to October 2012 is related to options granted prior to the Earth911 Merger that the 2012 Plan superseded at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan. Employee stock-based compensation expense was $359,456 and $1,573,010 for the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock Units - During the quarter ended June 30, 2014, we granted restricted stock units representing 132,600 hypothetical shares of common stock under the 2012 Incentive Compensation Plan. The restricted stock units vested based on a combination of financial performance factors and continued service. The financial performance factors are based on the revenue generated by new business activity of one of our subsidiaries. All payouts of restricted stock units that vest will be exercisable immediately and will be paid in the form of common stock. While we do not anticipate issuing dividends, the restricted stock unit awards will not participate in any dividends prior to vesting.

We determined the fair value of the restricted stock unit awards granted based on the market value of the Company’s common stock on the date of grant, which was $3.75 per share. The company assumed a forfeiture rate of 0%. For the quarter ended June 30, 2014, the Company did not determine that it was probable that the restricted stock units would vest and recognized no compensation expense for the quarter.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock Options - Following is a summary of stock option activity subsequent to December 31, 2013 through June 30, 2014:

	Stock Options
	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2013	4,141,948	$2.00 - 3.25	$2.48
Granted	780,000	$2.90 - 3.75	$3.66
Canceled/Forfeited	(58,333)	$2.05 - 2.05	$2.05

Outstanding at June 30, 2014	4,863,615	$2.00 - 3.75	$2.70

As of June 30, 2014, the intrinsic value of options outstanding was $12,331,935 and the intrinsic value of options exercisable was $8,699,835.

The following additional information applies to options outstanding at June 30, 2014:

Ranges of Exercise Prices	Outstanding at June 30, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at June 30, 2014	Weighted- Average Exercise Price
$2.00 - $3.75	4,863,615	7.3	$ 2.70	3,266,115	$ 2.63

At June 30, 2014, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $2,019,103.

14. Related Party Transactions

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

Second Allonge to the Convertible Note - On March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge. Under the amendment on March 29, 2013, Earth911 and Stockbridge entered into the Second Allonge, pursuant to which the parties agreed to (i) change all references to common stock, options, warrants, warrant shares, or convertible securities of Earth911 in the original note documents and the Allonge documents to our common stock, options, warrants, warrant shares, or convertible securities, respectively, and (ii) expand all references to a “Triggering Event” in the original note documents and the Allonge documents to include any exchanges on which our common stock may be listed or quoted for trading. The parties also (i) amended how the fair market value of our common stock, on the date of exercise, would be defined in a formula used to calculate the net number of shares that Stockbridge would receive upon a cashless exercise, (ii) extended the maturity date of the Convertible Note to October 1, 2015, (iii) revised the terms of Warrant 1-5 to apply the conversion rate from the shares of Earth911 to the number of shares of our common stock underlying Warrant 1-5 and the exercise price at which such shares would be issued upon the exercise date, and (iv) amended the exercisable dates of the contingent Warrant 1-2, the contingent Warrant 1-3, and the contingent Warrant 1-4 to be exercisable 42 months, 45 months, and 48 months, respectively, following the issuance date of the contingent warrants. Finally, Stockbridge retroactively agreed to waive its right to effect a partial conversion of the Convertible Note, with such waiver to be effective for a period of 12 months from October 17, 2012.

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

Acquisition of the Quest Interests - On July 16, 2013, we acquired all of the Quest Interests held by QRG, comprising 50% of the membership interests of Quest. The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and the Sellers Notes as described in Note 10 in the aggregate principal amount of $22,000,000. The total purchase price of $77,000,000 was paid to the owners of QRG who at the time of the transaction were related parties: the Chief Executive Officer of Quest and the President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer and member of the Board of Directors of our company. Unpaid interest related to the Sellers Notes at June 30, 2014 and December 31, 2013 is $126,575 and $132,878, respectively.

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

Three and Six Months Ended June 30, 2014 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$42,514,265	$402,014	$80,674,315	$715,502
Cost of revenue	39,005,550	108,628	73,833,185	148,321

Gross profit	3,508,715	293,386	6,841,130	567,181
Operating expenses:
Selling, general and administrative	3,491,507	2,398,731	6,485,215	4,657,533
Depreciation and amortization	953,499	14,813	1,905,162	29,793

Total operating expenses	4,445,006	2,413,544	8,390,377	4,687,326

Operating loss	(936,291)	(2,120,158)	(1,549,247)	(4,120,145)
Interest expense	(890,453)	(292,220)	(1,765,920)	(600,634)
Financing cost for senior secured convertible note - related party	—	—	—	(1,465,000)
Equity in Quest Resource Management Group, LLC income	—	103,155	—	578,951

Net loss	$(1,826,744)	$(2,309,223)	$(3,315,167)	$(5,606,828)

Three and Six Months Ended June 30, 2014 compared to Three and Six Months Ended June 30, 2013

Revenue

Revenue for the three months ended June 30, 2014 was $42.5 million, an increase of $42.1 million over revenue of $400,000 for the three months ended June 30, 2013. Revenue for the six months ended June 30, 2014 was $80.7 million, an increase of $80.0 million over revenue of $700,000 for the six months ended June 30, 2013. The increase was primarily due to the consolidated recycling and waste service fees and commodity sales revenue of Quest subsequent to our acquisition of the Quest Interests on July 16, 2013, which contributed approximately $42.3 million and $80.3 million in revenue for the three and six months ended June 30, 2014, respectively. In addition, our sequential quarterly revenue increased by $4.4 million, or 11.4%, for the quarter ended June 30, 2014 over the quarter ended March 31, 2014, primarily due to new customers beginning service during the second quarter of 2014.

Cost of Revenue/Gross Profit

Our cost of revenue of $39.0 million and $100,000 for the three months ended June 30, 2014 and 2013, respectively, related primarily to the consolidated cost of recycling and waste disposal services and commodities from Quest’s operations subsequent to July 16, 2013. Gross profit increased $3.2 million to $3.5 million for the quarter ended June 30, 2014 from $300,000 for the quarter ended June 30, 2013. The gross profit margin was 8.3% of second quarter 2014 net sales compared with 73.0% in 2013.

Our cost of revenue of $73.8 million and $100,000 for the six months ended June 30, 2014 and 2013, respectively, related primarily to the consolidated cost of recycling and waste disposal services and commodities from Quest’s operations subsequent to July 16, 2013. Gross profit increased $6.2 million to $6.8 million for the six months ended June 30, 2014 from $600,000 for the six months ended June 30, 2013. The gross profit margin was 8.5% and 79.3% of net sales for the six months ended June 30, 2014 and 2013, respectively.

The decrease in gross profit margin percentage for both the three and six months ended June 30, 2014 was primarily due to the majority of 2014 sales deriving from recycling and waste services and commodity sales consolidated subsequent to acquisition of the Quest Interests on July 16, 2013 versus only advertising revenue and recycled electronic sales in 2013.

We expect gross profit margins during 2014 to remain higher than the quarter ended December 31, 2013 on average with margins that can range from 5%-20% across the various recycling, waste and commodity programs and beyond that range for advertising revenue and consulting. Margins will be affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the three months ended June 30, 2014, operating expenses increased $2.0 million to $4.4 million from $2.4 million for the comparable quarter in 2013. For the six months ended June 30, 2014, operating expenses increased $3.7 million to $8.4 million from $4.7 million for the comparable quarter in 2013. This was primarily due to the added consolidated expenses from Quest’s operations beginning July 17, 2013 with no comparable expenses in the three and six months ended June 30, 2013.

Selling, general, and administrative expenses were $3.5 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $1.1 million. Selling, general, and administrative expenses were $6.5 million and $4.7 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $1.8 million. The increase in the expenses for the three and six months ended June 30, 2104 was primarily due to the addition of $4.6 million of Quest operating expenses, offset by a reduction of $2.8 million operating expenses in our other entities.

Operating expenses also included depreciation and amortization of $1.0 million and $15,000 for the three months ended June 30, 2014 and 2013, respectively, which primarily relates to the increased amortization of $900,000 from the recognition of $19.0 million of amortizable intangible assets related to the acquisition of the Quest Interests. Similarly, depreciation and amortization was $1.9 million and $30,000 for the six months ended June 30, 2014 and 2013, respectively, with the increase primarily due to the increased amortization of $1.7 million from the amortizable intangible assets recognized in the acquisition of the Quest Interests.

Interest and Other Expenses

For the quarter ended June 30, 2014, total interest and other expenses increased $600,000 to $900,000 from $300,000 for the second quarter of 2013 primarily due interest related to the addition of the two Sellers Notes totaling $22 million as part of the acquisition of the Quest Interests on July 16, 2013 and the related amortization of the $5.5 million note discount.

For the six months ended June 30, 2014, total interest and other expenses decreased $300,000 to $1.8 million from $2.1 million for the six months ended June 30, 2013 primarily due to financing costs of approximately $1.5 million attributed to the Convertible Note issued with warrants that we bifurcated and valued separately pursuant to ASC 815, partially offset by interest related to the addition of the two Sellers Notes totaling $22 million as part of the acquisition of the Quest Interests on July 16, 2013 and the related amortization of the $5.5 million note discount.

Equity in Quest Income

For the three and six-months ended June 30, 2013, equity in Quest income was $100,000, and $580,000, respectively. Equity in Quest income decreased to zero for the three and six months ended June 30, 2014 as a result of changing from the equity method through July 16, 2013 to consolidation after July 16, 2013 upon the acquisition of the Quest Interests.

Net Loss

For the three months ended June 30, 2014, the net loss from operations decreased $500,000 with a net loss of $1.8 million from a net loss of $2.3 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, the net loss from operations decreased $2.3 million to a net loss of $3.3 million from a net loss of $5.6 million for the six months ended June 30, 2013. The explanations above detail the majority of the changes related to the net loss on a quarter-to-quarter and year-to-year basis.

Loss Per Share

The loss per share on a basic and diluted basis was ($0.02) for the three months ended June 30, 2014 compared with a loss per share of ($0.04) for the comparable quarter in 2013. The weighted average number of shares of common stock outstanding increased from 65.3 million as of June 30, 2013 to 96.6 million as of June 30, 2014. The increase in the share count was primarily a result of our acquisition of the Quest Interests on July 16, 2013 and the sale of common stock in April 2014.

The loss per share on a basic and diluted basis was ($0.03) for the six months ended June 30, 2014 compared with a loss per share of ($0.09) for the comparable quarter in 2013. The weighted average number of shares of common stock outstanding increased from 61.7 million as of June 30, 2013 to 96.2 million as of June 30, 2014. The increase in the share count was primarily a result of our acquisition of the Quest Interests on July 16, 2013 and the sale of common stock in April 2014.

Our business, including revenue, operating expenses, and operating margins vary depending on commodity prices, the blend of services, the nature of the contract, and volumes. We contemplate a rapid expansion of our operations, which may place a significant strain on our management, financial, and other resources. Our ability to manage the challenges associated with any expansion of our business and integration of future acquisitions, if any, will depend upon, among other things, our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, implement technical information and accounting systems, and attract, assimilate, and retain qualified management and other personnel. Therefore our profitability in the near future, or ever, will depend on successful execution of our strategy, along with market and environmental factors.

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

The following table reflects the EBITDAS for the six months ended June 30, 2014 and 2013:

RECONCILIATION OF NET LOSS TO EBITDAS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,826,744)	$(2,309,223)	$(3,315,167)	$(5,606,828)
Interest expense	890,453	292,220	1,765,920	600,634
Income tax expense	—	—	—	—
Depreciation and amortization	953,499	14,813	1,905,162	29,793
Stock-based compensation expense	417,578	788,905	580,573	1,573,010
Other expenses	—	—	—	1,465,000

EBITDAS	$434,786	$(1,213,285)	$936,488	$(1,938,391)

Liquidity and Capital Resources

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $3.9 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. The cash used in the six months ended June 30, 2014 was related to the net loss of $3.3 million offset by non-cash items of $3.4 million and the net change in operating assets and liabilities of $4.0 million. The cash used for the six months ended June 30, 2013 was related to the net loss of $5.6 million offset by non-cash items of $3.0 million and the net change in operating assets and liabilities of $600,000. The non-cash items were primarily from depreciation, amortization of intangible assets, debt discounts, financing costs, and stock-based compensation. Additional non-cash items in the 2013 period were related to equity income in Quest and impairment of goodwill. The net changes in operating assets and liabilities are primarily related to changes in accounts receivable, accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins vary depending on commodity prices, the blend of services, the nature of the contract, and volumes. Our operating activities may require additional cash in the future depending on how we expand our operations and until such time as we generate positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 was $500,000, primarily from $400,000 of costs related to software development and $100,000 related to the purchase of equipment. Cash provided from investing activities for the six months ended June 30, 2013 was $800,000 primarily from distributions received from Quest prior to July 16, 2013.

Cash Flows from Financing Activities

Cash provided by financing activities was $4.9 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. In the 2014 period, the cash provided was primarily from $2.5 million of proceeds from our line of credit during the six months ended June 30, 2014 and $2.4 million of proceeds from our issuance of stock during April 2014. In the 2013 period, the cash provided was primarily from $1.0 million of proceeds from the senior related party secured convertible note during the six months ended June 30, 2013.

Capital Resources

As of June 30, 2014, we had $3.2 million of cash and cash equivalents and a working capital deficit of $3.4 million, an improvement from the working capital deficit of $5.4 million as of June 30, 2013. During the three months ended June 30, 2014, we received $2.4 million of proceeds from the issuance of stock and warrants as described in Note 13. Our primary sources of funds for conducting our business activities are derived from sales of services, commodities, consulting and advertising, from our credit facilities, and from the placement of our equity securities with investors. We require working capital primarily to increase accounts receivable during sales growth, service debt, purchase capital assets, to fund operating expenses, to address unanticipated competitive threats or technical problems, to transition adverse economic conditions, for potential acquisition transactions, and to pursue our following goals:

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

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Collectability of Accounts Receivable

Our accounts receivable consists primarily of amounts due from customers for the performance of services, and we record the amount net of an allowance for doubtful accounts. To record our accounts receivable at its net realizable value, we assess its collectability, which requires a considerable amount of judgment. We perform a detailed analysis of the aging of our receivables, the credit worthiness of our customers, our historical bad debts, and other adjustments. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

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

Business Combinations

We account for business combinations using the acquisition method of accounting, and accordingly, we record the assets and liabilities of the acquired business at their fair values as of the date of acquisition. We record the excess of the purchase price over the estimated fair value as goodwill. Any change in the estimated fair value of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not exceeding one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. We expense all acquisition costs as incurred. The application of business combination accounting and the assigning of fair value to assets acquired and liabilities assumed requires the use of significant estimates and assumptions. We use information obtained during the acquisition due diligence process, including historic operating results, projected future results, the carrying value of assets and liabilities at the time of acquisition, and input from valuation specialists. To determine the fair value to record, we use this information along with our industry experience and expected returns to estimate (i) the amount at which the asset could be bought or sold or liability settled in a current transaction between willing parties and (ii) the present value of expected future cash flows. We include the results of operations of an acquired business in our consolidated financial statements from the acquisition date.

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step 1 compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, Step 2 must be performed. Step 2 compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, we recognize an impairment loss equal to the excess.

We perform our annual goodwill impairment test and estimate the fair value of our reporting unit based on the weighted average of the (i) Income Approach method (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value), (ii) Guideline Public Companies method, and (iii) Industry Transactions method. We project the future cash flows for our reporting unit based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We take into account expected synergies and future growth. The discount rates used in our DCF method are based on a weighted-average cost of capital determined from relevant market comparisons. We apply a terminal value growth rate reflecting our estimated growth rate to the final year of the projected period. We then calculate the present value of the respective cash flows to estimate the fair value under the income approach. Under the market approach, we estimate a fair value based on comparable companies’ market multiples of revenues and earnings before interest, taxes, depreciation and amortization, after considering a control premium. Based on a comparison of the fair value determined to the carrying value, if we determine if the goodwill is impaired, we proceed to Step 2. In Step 2, we compare the fair value of all of the assets and liabilities as if the reporting unit was acquired in a business combination to determine the impairment loss to record to prevent the goodwill balance from exceeding its implied fair value.

In addition to the required goodwill impairment analysis, we also review the recoverability of our net intangible assets with finite lives when an indicator of impairment exists. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we determine if we will recover their carrying values as of the test date. If not recoverable, we record an impairment charge.

Beneficial Conversion Features

We treat the intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which we do not bifurcate, do not account for separately from the convertible note payable, and we may not settle in cash upon conversion, as a discount to the convertible note payable. We amortize this discount over the period from the date of issuance to the note due date using the effective interest method. If we retire the note payable prior to the end of its contractual term, we expense the unamortized discount in the period of retirement to interest expense. In general, we measure the beneficial conversion feature by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Stock Options

We estimate the fair value of stock options using the Black-Scholes-Merton valuation model. Significant Level 3 assumptions used in the calculation were determined as follows:

•	We determine the expected term under the simplified method using an average of the contractual term and vesting period of the award due to the unavailability of appropriate statistical data required to properly estimate the expected term;

•	We measure the expected volatility using the historical weekly changes in the market price of our common stock and applicable comparison companies, disregarding identifiable periods of extraordinarily volatile share prices due to certain events that are not expected to recur during the expected term; and

•	We approximate the risk-free interest rate using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

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

As of June 30, 2014 and December 31, 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

(Not Applicable)

Item 5. Other Information

(a)	None

(b)	None

Item 6. Exhibits

Exhibit No.	Exhibit

4.1	Registration Rights Agreement, dated as of April 18, 2014 by and between Quest Resource Holding Corporation and the Purchasers named therein (1)

10.19(a)	Sixth Amendment to Loan Agreement, dated as of May 9, 2014, by and between Quest Resource Management Group, LLC and Regions Bank (2)

10.19(b)	Guaranty, dated as of May 9, 2014, by Quest Resource Holding Corporation and Earth911, Inc. for the benefit of Regions Bank (2)

10.19(c)	Pledge Agreement, dated as of May 9, 2014, by and between Earth911, Inc. and Regions Bank (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2014.
(2)	Filed as Exhibits 10.19(a), 10.19(b), and 10.19(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 14, 2014	By:	/s/ Brian S. Dick
Brian S. Dick
President and Chief Executive Officer

Date: August 14, 2014	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer