Form 10-Q
period 2014-09-30
Quest Resource Holding Corp
filed 2014-11-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, there were outstanding 111,601,304 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,689,494	$2,676,984
Accounts receivable, less allowance for doubtful accounts of $360,918 and $319,735 as of September 30, 2014 and December 31, 2013, respectively	28,036,896	20,849,140
Prepaid expenses and other current assets	567,900	404,788
Total current assets	35,294,290	23,930,912
Goodwill	58,337,290	58,337,290
Intangible assets, net	15,857,781	17,636,964
Property and equipment, net, and other assets	636,713	741,377
Total assets	$110,126,074	$100,646,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,250,000	$2,750,000
Accounts payable and accrued liabilities	27,829,671	26,263,525
Deferred revenue and other current liabilities	327,780	275,995
Total current liabilities	33,407,451	29,289,520
Long-term senior secured convertible notes—related parties, net of discount of $4,656,934 as of December 31, 2013	—	17,343,066
Other long-term liabilities	40,220	33,067
Total liabilities	33,447,671	46,665,653
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 111,601,304 and 95,814,565 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	111,601	95,815
Additional paid-in capital	150,152,557	119,410,777
Accumulated deficit	(73,585,755)	(65,525,702)
Total stockholders’ equity	76,678,403	53,980,890
Total liabilities and stockholders’ equity	$110,126,074	$100,646,543

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$46,981,143	$28,898,614	$127,655,458	$29,614,116
Cost of revenue	43,129,793	26,232,969	116,962,978	26,381,289
Gross profit	3,851,350	2,665,645	10,692,480	3,232,827
Operating expenses:
Selling, general and administrative	3,486,822	5,032,530	9,972,037	9,690,064
Depreciation and amortization	956,823	850,918	2,861,985	880,711
Gain on equity interest in Quest Resource Management Group, LLC	—	(23,449,372)	—	(23,449,372)
Impairment of goodwill	—	26,850,039	—	26,850,039
Total operating expenses	4,443,645	9,284,115	12,834,022	13,971,442
Operating loss	(592,295)	(6,618,470)	(2,141,542)	(10,738,615)
Other expense:
Interest expense	(2,494,060)	(2,720,945)	(4,259,980)	(3,321,579)
Loss on extinguishment of debt	(1,658,531)	—	(1,658,531)	—
Financing cost for senior secured convertible notes—related parties	—	—	—	(1,465,000)
Total other expense, net	(4,152,591)	(2,720,945)	(5,918,511)	(4,786,579)
Loss before taxes and equity income	(4,744,886)	(9,339,415)	(8,060,053)	(15,525,194)
Equity in Quest Resource Management Group, LLC income	—	88,365	—	667,316
Loss before taxes	(4,744,886)	(9,251,050)	(8,060,053)	(14,857,878)
Income tax expense	—	—	—	—
Net loss	$(4,744,886)	$(9,251,050)	$(8,060,053)	$(14,857,878)

Net loss applicable to common stockholders	$(4,744,886)	$(9,251,050)	$(8,060,053)	$(14,857,878)
Net loss per share
Basic and diluted	$(0.05)	$(0.10)	$(0.08)	$(0.21)
Weighted average number of common shares outstanding
Basic and diluted	97,999,629	88,537,546	96,831,520	70,733,534

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balances, December 31, 2013	95,814,565	$95,815	$119,410,777	$(65,525,702)	$53,980,890
Stock-based compensation	—	—	1,006,762	—	1,006,762
Sale of common stock, net of issuance costs	10,192,500	10,192	18,560,351	—	18,570,543
Note conversions	5,573,831	5,574	11,124,687	—	11,130,261
Common stock issued for services	20,408	20	49,980	—	50,000
Net loss	—	—	—	(8,060,053)	(8,060,053)
Balances, September 30, 2014	111,601,304	$111,601	$150,152,557	$(73,585,755)	$76,678,403

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,060,053)	$(14,857,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223,499	110,214
Amortization of intangibles	2,638,441	770,497
Amortization of debt discount and deferred financing costs	2,998,403	2,835,843
Loss on extinguishment of debt	1,658,531	—
Interest converted to common stock	105,261	—
Loss on sale/disposition of property and equipment	—	5,227
Equity in Quest Resource Management Group, LLC income	—	(667,316)
Provision for doubtful accounts	41,183	26,988
Stock-based compensation	1,123,827	2,137,333
Financing costs for senior convertible notes—related parties	—	1,465,000
Gain on equity interest in Quest Resource Management Group, LLC	—	(23,449,372)
Impairment of goodwill	—	26,850,039
Changes in operating assets and liabilities:
Accounts receivable	(7,228,939)	(2,045,004)
Prepaid expenses and other current assets	(163,112)	74,602
Security deposits and other assets	(15,716)	66,488
Accounts payable and accrued liabilities	1,499,081	3,449,110
Deferred revenue and other current liabilities	76,785	102,585
Other long-term liabilities	21,755	—
Net cash used in operating activities	(5,081,054)	(3,125,644)
Cash flows from investing activities:
Purchase of property and equipment	(103,119)	(23,427)
Proceeds from sale of property and equipment	—	4,621
Purchase of interest – Quest Resource Management Group, LLC	—	4,235,671
Capitalized software development	(859,259)	—
Distributions received from Quest Resource Management Group, LLC	—	1,114,304
Net cash (used in) provided by investing activities	(962,378)	5,331,169
Cash flows from financing activities:
Proceeds from senior related party secured convertible note	—	1,000,000
Proceeds from line of credit	2,500,000	—
Proceeds from sale of capital stock, net of issuance costs	18,570,543	—
Repayments of capital lease obligations	(14,601)	(61,283)
Repayment of senior convertible notes – related party	(11,000,000)	—
Net cash provided by financing activities	10,055,942	938,717
Net increase in cash and cash equivalents	4,012,510	3,144,242
Cash and cash equivalents at beginning of period	2,676,984	485,728
Cash and cash equivalents at end of period	$6,689,494	$3,629,970
Supplemental cash flow information:
Cash paid for interest	$1,153,275	$434,076
Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable	11,025,000	3,148,493
Common stock issued for services and loan fees	50,000	198,858
Common stock issued for warrants – cashless exercise	—	21,698,338
Common stock issued for purchase of Quest Resource Management Group, LLC	—	55,000,000
Secured convertible notes – related party	—	22,000,000
Discount to senior convertible note – related party	—	6,500,000

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, Description of Business, and Future Liquidity Needs

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”), formerly Infinity Resources Holdings Corp., and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“YouChange”) (collectively, “QRHC”, the “Company”, “we”, “us”, or “our company”). On October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our shares of common stock authorized for issuance to 200,000,000, and changed our trading symbol to “QRHC.”

On July 16, 2013, we acquired the membership interests of Quest held by Quest Resource Group LLC (“QRG”), comprising 50% of Quest (the “Quest Interests”). Prior to July 16, 2013, our wholly owned subsidiary, Earth911, held the remaining 50% membership interest of Quest. Upon acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now owns Quest, and Quest is now our indirect wholly owned subsidiary. We consolidated Quest in these financial statements for the periods ended September 30, 2014.

Operations – We are an environmental solutions company that serves as a single-source provider of full service recycling and waste stream management solutions, as well as an environmental program services and information provider. We offer innovative, cost-effective, one-stop reuse, recycling, and waste disposal management programs designed to provide regional and national customers with a single point of contact for managing a variety of recyclables and disposables. One customer accounted for 58% and 60% of revenue for the three and nine months ended September 30, 2014, respectively.  We also own the Earth911.com website, offering original online environmental related content about reuse, recycling, and disposal of waste and recyclables, and we own a comprehensive online database of local recycling and proper disposal options. Our principal offices are located in Frisco, Texas.

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

On September 24, 2014, we issued an aggregate of 9,000,000 shares of our common stock at a price per share of $1.99, together with warrants to purchase 9,000,000 shares of our common stock at a price per warrant of $0.01, for a total of $2.00 for one share and one warrant, generating $18,000,000 in gross proceeds. We also granted to the underwriters a 45-day option to acquire up to 700,000 additional shares of common stock and/or additional warrants to acquire up to 700,000 shares of common stock. The warrants may be exercised for a period of five years at an exercise price of $2.50 per share.

Pro forma Three and Nine Months Ended September 30, 2013 Operating Results – As discussed above and in Note 7 to these financial statements, we previously accounted for Quest as an equity investment. On July 16, 2013, we acquired the remaining 50% membership interests of Quest and now hold 100% of the membership interests of Quest. The accompanying financial statements consolidate the results of operations of Quest for the periods ended September 30, 2014.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes our pro forma condensed consolidated operating results for the three and nine months ended September 30, 2013, assuming Quest had been a wholly owned subsidiary and 100% of Quest’s operations were included in the relevant periods:

	Pro Forma	Pro Forma
	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
	(Unaudited)	(Unaudited)
Condensed consolidated operating statement information:
Net sales	$34,850,463	$98,470,818
Gross profit	$3,150,339	$9,586,929
Loss from operations	$(6,433,785)	$(9,347,991)
Net loss	$(9,159,331)	$(14,187,247)

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation, and Reclassifications

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2014, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2013 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, and YouChange are operating as ecology based green service companies, we did not deem segment reporting necessary.

Through July 16, 2013, Quest was deemed to be a separate operating company, and as such, there were no intercompany transactions that required elimination at that time. All other intercompany accounts and transactions have been eliminated in consolidation, including transactions between QRHC and Quest subsequent to July 16, 2013. Certain reclassifications have been made to prior year balances to conform to the current year presentation. Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Collectability Is Reasonably Assured – We assess collectability on a customer by customer basis based on criteria outlined by management.

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross and record amounts collected from customers for sales tax on a net basis. In a situation in which we are not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record the net amounts as management fees earned. Currently, we have no contracts accounted for as management fees.

Earth911 revenue primarily represents licensing fees that are recognized ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The calculation of basic loss per share gives retroactive effect to the recapitalization related to our reverse acquisition of Earth911. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive. These potentially dilutive securities, including options, warrants, and convertible promissory notes, totaled 17,122,532 and 14,090,282 shares at September 30, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders—numerator for basic and diluted earnings per share	$(4,744,886)	$(9,251,050)	$(8,060,053)	$(14,857,878)
Weighted—average common shares outstanding—denominator for basic and diluted earnings per share	97,999,629	88,537,546	96,831,520	70,733,534
Net loss per share:
Basic and diluted	$(0.05)	$(0.10)	$(0.08)	$(0.21)

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	4,831,532	3,090,282
Warrants	12,291,000	—
Convertible notes	—	11,000,000
	17,122,532	14,090,282

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Inventories

As of September 30, 2014 and December 31, 2013, finished goods inventories were nil and $3,251, respectively, and consisted of composite heaters, with no reserve for inventory obsolescence at either date.

3. Property and Equipment, net, and other assets

At September 30, 2014 and December 31, 2013, property and equipment, net, and other assets consisted of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Property and equipment, net of depreciation of $1,624,267 and $1,400,768 as of September 30, 2014 and December 31, 2013, respectively	$525,105	$645,485
Security deposits and other assets	111,608	95,892
	$636,713	$741,377

4. Goodwill and Intangible Assets

The components of goodwill and intangible assets are as follows:

September 30, 2014 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$3,074,000	$9,646,000
Trademarks	7 years	6,230,000	1,075,417	5,154,583
Patents	7 years	230,683	230,683	—
Software	7 years	859,259	3,137	856,122
Customer lists	5 years	307,153	106,077	201,076
Total intangible assets		$20,347,095	$4,489,314	$15,857,781

December 31, 2013	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$1,166,000	$11,554,000
Trademarks	7 years	6,230,000	407,917	5,822,083
Patents	7 years	230,683	216,951	13,732
Customer lists	5 years	307,153	60,004	247,149
Total intangible assets		$19,487,836	$1,850,872	$17,636,964

September 30, 2014 (Unaudited) and December 31, 2013	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	Indefinite	$58,337,290	—	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the assets. The amortization expense related to intangible assets was $875,740 and $2,638,441 for the three and nine months ended September 30, 2014, respectively, with $770,497 of comparable expense for the three and nine month periods ended September 30, 2013. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes. As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, we performed our goodwill impairment analysis in the third quarter with no impairment recorded.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility up to $10,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.65% as of September 30, 2014). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets. Quest had $5,250,000 outstanding and $4,750,000 available to be borrowed as of September 30, 2014.

During the nine months ended September 30, 2014, Quest entered into a Sixth Amendment to the Loan Agreement with Regions. The loan agreement was amended to, among other things, (i) add a $5.0 million accordion feature, (ii) increase the borrowing base, (iii) reduce the applicable margin for eurodollar rate loans by 1% per annum, (iv) add an unused fee of 0.25% per annum, (v) extend the maturity date to May 31, 2015, (vi) release the guaranty of our Chief Executive Officer previously executed in favor of Regions, (vii) add our company and our wholly owned subsidiary, Earth911, as guarantors, (viii) allow for permitted acquisitions, and (ix) delete two of the financial covenants and modify the other financial covenants in certain respects.  As of September 30, 2014, we were in compliance with the financial covenants.

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

6. Long-Term Debt and Capital Lease Obligations

At September 30, 2014 and December 31, 2013, total long-term debt outstanding consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Secured convertible notes payable to related parties, 7% interest due monthly in arrears, due July 2016, repayment provisions discussed further below (net of discount of $4,656,934 as of December 31, 2013)	$—	$17,343,066
Capital lease obligations, imputed interest at 4.75%, with monthly payments of $1,507 through November 2016, secured by computer equipment	52,824	49,163
Total	52,824	17,392,229
Less: current maturities	(22,604)	(16,096)
Long-term portion	$30,220	$17,376,133

Convertible Secured Promissory Notes – Quest Acquisition – In connection with our acquisition of Quest on July 16, 2013, we issued convertible secured promissory notes with a total principal amount of $22,000,000 to the owners of QRG and related parties: the Chief Executive Officer of Quest and the former President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and a member of the Board of Directors of our company. The convertible secured promissory notes (collectively, the “Sellers Notes”) were each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and the sellers. The Sellers Notes accrued interest at a rate of 7% per annum and were payable on a monthly basis on the 5th day of the month beginning on September 5, 2013. The principal amount was due and payable in one installment on July 16, 2016.

The Sellers Notes were convertible at any time, in the sole discretion of the holders, into shares of our common stock at a price of $2.00 per share. In addition, the Sellers Notes were convertible, in our sole discretion, into shares of our common stock at a price of $2.00 per share at any time after (i) the two year anniversary of the Notes, (ii) the principal amount of each Sellers Note has been paid down by $5,000,000 as a result of the first capital raise, (iii) our common stock trades on the Nasdaq Stock Market, the New York Stock Exchange, or NYSE MKT, and (iv) our common stock has traded at four times the $2.00 conversion price, as adjusted for any

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

stock splits, reverse stock splits, or both. Based on our share price at the time we entered into the Sellers Notes agreement, we recognized a beneficial conversion feature (“BCF”) of $5,500,000 and discounted the Sellers Notes.

On September 24, 2014, we repaid $11,000,000 of the Sellers Notes using proceeds from our public offering. Additionally, the holders converted the remaining $11,000,000 of Sellers Notes, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock. In accordance with FASB ASC Topic 740-20, Debt with Conversion and Other Options, for the portion of the Sellers Notes retired through conversion to our common stock, the remaining unamortized BCF of $1,658,531 at the time of conversion is reflected as “Interest expense” in our condensed consolidated statement of operations.  Additionally, for the portion of the Sellers Notes repaid in cash, we did not allocate the consideration paid to the BCF, as we determined the intrinsic value was zero as of the extinguishment date, and we recorded the $1,658,531 difference between the carrying amount of the remaining Sellers Notes and the consideration paid as “Loss on extinguishment of debt” in our condensed consolidated statement of operations. Therefore, as of September 30, 2014, the unamortized discount on the Sellers Notes was nil. The amount of interest expense related to the Sellers Notes for the quarters ended September 30, 2014 and 2013 was $2,062,491 and $324,876, respectively. The amount of interest expense related to the amortization of the discount on the Sellers Notes for the quarters ended September 30, 2014 and 2013 was $431,569 and $381,387, respectively.

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

The amended Convertible Note provided for up to $3,000,000 principal with a maturity date of October 1, 2015, which was extendable under certain circumstances. As of September 30, 2013, the full amount of the principal had been drawn. The annual interest rate was adjusted in October 2012 to 9.0% from the original 6.0%, and was due monthly in arrears. Reflecting the adjustment for the Earth911 Merger, the Convertible Note was convertible into shares of our common stock at $0.362 per share prior to the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price was lower than the conversion price in effect immediately prior to such issue or sale (the “Fixed Conversion Price”). As a result of the Earth911 Merger, a United States exchange listed our common stock, which was a Triggering Event under the Convertible Note; therefore the conversion price was the lower of the Fixed Conversion Price or the average closing bid price during the ten trading days immediately preceding the conversion date.

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

Warrant 1-1, Warrant 1-5, and Warrant 1-6 were exercisable at the lower of $0.37 per share or the average closing bid price during the ten trading days immediately preceding the exercise date.

Warrant 1-1, Warrant 1-5, and Warrant 1-6 were exercised in March 2013 as part of the Second Allonge using a cashless exercise formula.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In connection with the issuance of the Convertible Note, Warrant 1-1 and Warrant 1-5 were initially valued and accounted for as a warrant liability of $18,742,526 and allocated as a discount to the Convertible Note of $1,500,000 with the remainder of $17,242,526 expensed as a financing cost. See Note 9 regarding the valuations of the warrant liability.

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
D

For purposes of the foregoing formula as of March 29, 2013:

A = 7,405,576, the total number of warrant shares with respect to which these warrants were then being exercised.

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

7. Investment in Quest Resource Management Group, LLC

Prior to July 16, 2013, we held a 50% ownership interest in Quest, which Earth911 acquired on August 21, 2008. On July 16, 2013, we acquired all of the Quest Interests, held by QRG, comprising 50% of the membership interests of Quest. The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and the Sellers Notes in the aggregate principal amount of $22,000,000. We paid the total purchase price of $77,000,000 to the owners of QRG and related parties: the Chief Executive Officer of Quest and the former President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and a member of the Board of Directors of our company. Subsequent to our purchase of the Quest Interests on July 16, 2013, we consolidated 100% of the operating activity of Quest into the operations of our company and reflected the adjustments for the ownership purchase and valuation of goodwill.

Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911, our wholly owned subsidiary, which now holds 100% of Quest. We accounted for the acquisition of Quest under ASC Topic 805; thereby the acquisition accounting for the acquired Quest Interests and the step up in basis of the previously owned 50% interest resulted in the following total purchase price for Quest as follows:

Consideration paid for Quest Interests	$77,000,000
Non-controlling interest in the acquiree at the acquisition date fair value	27,050,000
Total consideration	$104,050,000

We primarily employed two methodologies that yielded substantially the same results to determine the fair value of our preexisting equity interest in Quest, which we re-measured as a non-controlling interest independent of the acquired controlling interest as of the effective date of the acquisition: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; and (ii) the present value of expected future cash flows of Quest; which are level 2 and level 3 inputs, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The purchase price allocation as of July 16, 2013 for the assets, liabilities, intangibles, and goodwill totaling $104,050,000 was as follows:

Net assets and liabilities	$1,214,804
Customer relationships	12,720,000
Trademarks	6,230,000
Goodwill	83,885,196
$104,050,000

In connection with the fair value adjustment to the investment in Quest due to the acquisition, we recorded in 2013 a gain on investment in Quest of $23,449,372, equal to the difference between the fair value and the carrying amount of the asset on the date of the acquisition. In addition, we recognized $26,850,039 of goodwill impairment based on our goodwill impairment testing. We determined that the carrying amount of the reporting unit exceeded the fair value and recorded a goodwill impairment charge. The impact of the goodwill impairment and the gain on investment was a net expense of $3,400,667, which was included in the operating loss for the year ended December 31, 2013.

The operating results of Quest for the relevant periods are presented below:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed operating statement information:
Net sales	$46,800,862	$34,561,241	$127,099,843	$97,466,094
Gross profit	$3,671,070	$2,870,821	$10,136,866	$8,740,229
Loss from operations	$(110,011)	$(3,530,830)	$(178,206)	$(2,324,891)
Net loss	$(150,867)	$(3,558,472)	$(312,558)	$(2,400,609)

8. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured as of September 30, 2014 and December 31, 2013, and we have recorded a valuation allowance of $9,258,000 and $6,582,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of December 31, 2013, we had federal income tax net operating loss carryforwards of approximately $8,300,000, which expire at various dates beginning in 2032.

9. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, notes payable, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term debt, based on borrowing rates currently available to us for loans with similar terms and maturities.

On September 24, 2014, we issued an aggregate of 9,000,000 warrants to purchase shares of our common stock along with our issuance of 9,000,000 shares of common stock. We measured the warrants issued along with the common stock issuance during the quarter ended September 30, 2014 at fair value by applying the Black-Scholes-Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 89.2%; risk free interest rate of 0.8%; expected term of 2.5 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $0.76 per warrant. We base the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We base the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry in which we operate.

On May 7, 2014, we issued an aggregate of 200,000 warrants to purchase shares of our common stock in exchange for services rendered during the nine months ended September 30, 2014. We measured the warrants at fair value by applying the Black-Scholes-

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 97.6%; risk free interest rate of 0.9%; expected term of 3.0 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $1.61 per warrant. We base the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We base the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry in which we operate.

On April 18, 2014, we issued an aggregate of 1,441,000 warrants to purchase shares of our common stock along with our issuance of 1,192,500 shares of common stock. We measured the warrants issued along with the common stock issuance during the nine months ended September 30, 2014 at fair value by applying the Black-Scholes-Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 99.3%; risk free interest rate of 0.2%; expected term of 1.5 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $0.99 per warrant. We base the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We base the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry in which we operate.

We measured warrants issued in connection with the Stockbridge Senior Secured Convertible notes at fair value by applying the Black-Scholes-Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 66%; risk free interest rate of 1%; expected term of 5 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $2.56 per warrant. We base the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. At the time of the initial warrant valuation, we were a private company and common stock transactions were too infrequent.  Therefore, we could not practicably estimate the expected volatility of our own stock. Accordingly, we have substituted the historical volatility of a relevant sector index, which we have generated from companies that are publicly traded and do business within the industry in which we operate.

We measured the March 29, 2013 fair value by utilizing the quoted market price for our common stock and the valuation for the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of March 29, 2013. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase 6,905,576 shares of our common stock at $0.37 per share, Warrant 1-1 and Warrant 1-5 had a net number value of $20,233,338. Using the same valuation method, Warrant 1-6 had a net number value of $1,465,000 upon issuance on March 29, 2013. All three warrants were exercised on March 29, 2013. See Note 6 for further discussion regarding the cashless exercise of these warrants.

10. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001 with 111,601,304 and 95,814,565 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014, we issued shares of common stock as follows:

	Common Stock Shares	Amount
Sale of common stock and warrants	10,192,500	$18,570,543
Note and interest conversions	5,573,831	11,130,261
Common stock for services	20,408	50,000
	15,786,739	$29,750,804

Common Stock for Services – We issued 20,408 shares of common stock to consultants for $50,000 of services, of which $16,667 was expensed during the three months ended September 30, 2014 and $50,000 was expensed during the nine months ended September 30, 2014. We issued 69,017 shares of common stock to employees and consultants for $198,858 of services during the nine months ended September 30, 2013.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Warrants for Services – On May 7, 2014, we issued to a third party for services rendered an aggregate of 200,000 warrants to purchase one share of our common stock for $2.65 per share. Of the 200,000 warrants, 100,000 were exercisable immediately and the remaining become exercisable one year from the date of grant based on the achievement of performance conditions. We recorded stock-based compensation expense of $40,239 and $228,022 for the three and nine months ended September 30, 2014 related to these warrants.

On May 28, 2014, we issued to a third party for services rendered an aggregate of 1,650,000 contingent warrants to purchase one share of our common stock for $4.31 per share. The warrants become exercisable at various times after achieving future performance conditions related to services and revenue targets for Earth911. As these warrants related to internally developed software, we recorded $106,633 to intangible assets for the three and nine months ended September 30, 2014 based on our assessment of the probability the third party would satisfy the first vesting condition.  Due to the uncertainty of attaining any of the remaining performance conditions, we did not recognize any additional activity for the remaining warrants for the three and nine months ended September 30, 2014.

At September 30, 2014, we had outstanding exercisable warrants to purchase 10,541,000 shares of common stock and contingent warrants to purchase 1,750,000 shares of common stock.

Warrants Issued and Outstanding as of September 30, 2014
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable Warrants
Warrants	4/18/2014	4/1/2017	$2.00	1,441,000
Warrant	5/7/2014	5/7/2017	$2.65	100,000
Warrants	10/24/2014	10/24/2019	$2.50	9,000,000
Total exercisable warrants				10,541,000
Contingent Warrants
Warrant	5/7/2014	5/7/2017	$2.65	100,000
Warrant	5/28/2014	10/31/2016	$4.31	450,000
Warrants	5/28/2014	10/31/2018	$4.31	1,200,000
Total contingent warrants				1,750,000
Total warrants issued and outstanding				12,291,000

Restricted Stock Units – During the nine months ended September 30, 2014, we granted restricted stock units representing 132,600 hypothetical shares of common stock under the 2012 Incentive Compensation Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on the revenue generated by new business activity of one of our subsidiaries. All payouts of restricted stock units that vest will be exercisable immediately and will be paid in the form of common stock. While we do not anticipate issuing dividends, the restricted stock unit awards will not participate in any dividends prior to vesting.

We determined the fair value of the restricted stock unit awards granted based on the market value of our common stock on the date of grant, which was $3.75 per share. We assumed a forfeiture rate of 0%. We recorded $315,938 of stock-based compensation expense for the three and nine months ended September 30, 2014 related to these warrants due to the probability of the third party satisfying the first vesting condition.  Due to the uncertainty of attaining any of the remaining performance conditions, we recorded no additional stock-based compensation expense for the remaining performance conditions for the three and nine months ended September 30, 2014.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved the Quest Resource Holding Corporation 2014 Employee Stock Purchase Plan (the “ESPP”). As the ESPP will become effective on November 15, 2014, we did not record any activity for the nine months ended September 30, 2014.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock Options – Following is a summary of stock option activity for the nine month period ended September 30, 2014:

	Stock Options
	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2013	4,141,948	$2.00 - 3.25	$2.48
Granted	780,000	$2.90 - 3.75	$3.66
Canceled/Forfeited	(90,416)	$2.05 - 2.05	$2.05
Outstanding at September 30, 2014	4,831,532	$2.00 - 3.75	$2.71

11. Related Party Transactions

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

Allonge to the Convertible Note – In October 2012, we amended the Convertible Note. We increased the principal amount to $3,000,000 from the original $1,000,000 amount. We changed the maturity of the note to October 1, 2014. We changed the conversion rate of the Convertible Note to $.50 per common share prior to the maturity date and $.25 per common share after the maturity, subject to certain adjustments. In connection with the amendment, we issued Warrant 1-5 in October 2012 and issued 100,000 shares of our common stock.

Second Allonge to the Convertible Note – On March 29, 2013, the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge. Under the amendment on March 29, 2013, Earth911 and Stockbridge entered into the Second Allonge, pursuant to which the parties agreed to (i) change all references to common stock, options, warrants, warrant shares, or convertible securities of Earth911 in the original note documents and the Allonge documents to our common stock, options, warrants, warrant shares, or convertible securities, respectively, and (ii) expand all references to a “Triggering Event” in the original note documents and the Allonge documents to include any exchanges on which our common stock may be listed or quoted for trading. The parties also (i) amended how the fair market value of our common stock on the date of exercise would be defined in a formula used to calculate the net number of shares that Stockbridge would receive upon a cashless exercise, (ii) extended the maturity date of the Convertible Note to October 1, 2015, (iii) revised the terms of Warrant 1-5 to apply the conversion rate from the shares of Earth911 to the number of shares of our common stock underlying Warrant 1-5 and the exercise price at which such shares would be issued upon the exercise date, and (iv) amended the exercisable dates of the contingent Warrant 1-2, the contingent Warrant 1-3, and the contingent Warrant 1-4 to be exercisable 42 months, 45 months, and 48 months, respectively, following the issuance date of the contingent warrants. Finally, Stockbridge retroactively agreed to waive its right to effect a partial conversion of the Convertible Note, with such waiver to be effective for a period of 12 months from October 17, 2012.

To effect the changes in the Second Allonge, we issued to Stockbridge an additional warrant to purchase 500,000 shares of our common stock (“Warrant 1-6”). Warrant 1-6 was exercisable at or after the date of the Second Allonge, and was in the same form as Warrant 1-5, as amended by the Second Allonge. Warrant 1-6 would expire five years from the date of issuance.

See Note 6 for a discussion of the Convertible Note and of the exercise of the related exercisable warrants in March 2013.

Acquisition of the Quest Interests – On July 16, 2013, we acquired all of the Quest Interests held by QRG, comprising 50% of the membership interests of Quest. The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and the Sellers Notes as described in Note 6 in the aggregate principal amount of $22,000,000. The total purchase price of $77,000,000 was paid to the owners of QRG who at the time of the transaction were related parties: the Chief Executive Officer of Quest and the former President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and a member of the Board of Directors of our company. As described in Note 6, on September 24, 2014, we paid $11,000,000 to the holders of the Sellers Notes and such holders converted the remaining $11,000,000 of principal, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock. Unpaid interest related to the Sellers Notes at September 30, 2014 and December 31, 2013 was nil and $132,878, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12. Material Subsequent Events

On October 20, 2014, the underwriters exercised the over-allotment option granted to them in connection with the previously announced public offering, which closed on September 24, 2014, as more fully discussed in Note 1. The underwriters exercised the over-allotment option with respect to warrants to purchase 700,000 shares of our common stock at a price per warrant of $0.01. The warrants may be exercised for a period of five years at an exercise price of $2.50 per share. We intend to use the net proceeds from any exercise of the warrants, if converted, for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Report on Form 10-K for the year ended December 31, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in our Report on Form 10-K for the year ended December 31, 2013. Furthermore, such forward-looking statements speak only as of the date of their issuance. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired the issued and outstanding membership interests of Quest Resource Management Group, LLC (“Quest”), held by Quest Resource Group LLC (“QRG”), comprising 50% of Quest (the “Quest Interests”). Our wholly owned subsidiary, Earth911, held the remaining 50% membership interest of Quest for several years, which was accounted for under the equity method of investment. Upon our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now owns 100% of Quest. Effective October 28, 2013, we changed our name to Quest Resource Holding Corporation (“QRHC”), increased our shares of common stock authorized for issuance to 200,000,000, and changed our trading symbol to “QRHC.”

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of Quest Resource Holding Corporation, Quest, and Earth911.

Our Business

We provide businesses with one stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses and operate environmentally based social media and online database platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials. Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers and large local businesses to have a single point of contact for managing a variety of waste streams and recyclables. Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.

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

Three and Nine Months Ended September 30, 2014 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$46,981,143	$28,898,614	$127,655,458	$29,614,116
Cost of revenue	43,129,793	26,232,969	116,962,978	26,381,289
Gross profit	3,851,350	2,665,645	10,692,480	3,232,827
Operating expenses:
Selling, general and administrative	3,486,822	5,032,530	9,972,037	9,690,064
Depreciation and amortization	956,823	850,918	2,861,985	880,711
Gain on equity interest in Quest Resource Management, LLC	—	(23,449,372)	—	(23,449,372)
Impairment of goodwill	—	26,850,039	—	26,850,039
Total operating expenses	4,443,645	9,284,115	12,834,022	13,971,442
Operating loss	(592,295)	(6,618,470)	(2,141,542)	(10,738,615)
Interest expense	(2,494,060)	(2,720,945)	(4,259,980)	(3,321,579)
Loss on extinguishment of debt	(1,658,531)	—	(1,658,531)	—
Financing cost for senior secured convertible note—related party	—	—	—	(1,465,000)
Equity in Quest Resource Management Group, LLC income	—	88,365	—	667,316
Income tax expense	—	—	—	—
Net loss	$(4,744,886)	$(9,251,050)	$(8,060,053)	$(14,857,878)

Three and Nine Months Ended September 30, 2014 compared to Three and Nine Months Ended September 30, 2013

Revenue

Revenue for the three months ended September 30, 2014 was $47.0 million, an increase of $18.1 million over revenue of $28.9 million for the three months ended September 30, 2013. Revenue for the nine months ended September 30, 2014 was $127.7 million, an increase of $98.1 million over revenue of $29.6 million for the nine months ended September 30, 2013. The increase was primarily due to the consolidated recycling and waste service fees and commodity sales revenue of Quest subsequent to our acquisition of the Quest Interests on July 16, 2013, which contributed approximately $46.8 million and $127.1 million in revenue for the three and nine months ended September 30, 2014, respectively. In addition, our sequential quarterly revenue increased by $4.5 million, or 10.5%, for the quarter ended September 30, 2014 over the quarter ended June 30, 2014, primarily due to new customers beginning service during the third quarter of 2014.

Cost of Revenue/Gross Profit

Our cost of revenue of $43.1 million and $26.2 million for the three months ended September 30, 2014 and 2013, respectively, related primarily to the consolidated cost of recycling and waste disposal services and commodities from Quest’s operations subsequent to July 16, 2013. Gross profit increased $1.2 million to $3.9 million for the quarter ended September 30, 2014 from $2.7 million for the quarter ended September 30, 2013. The gross profit margin was 8.2% of third quarter 2014 net sales compared with 9.2% in 2013.

Our cost of revenue of $117.0 million and $26.4 million for the nine months ended September 30, 2014 and 2013, respectively, related primarily to the consolidated cost of recycling and waste disposal services and commodities from Quest’s operations subsequent to July 16, 2013. Gross profit increased $7.5 million to $10.7 million for the nine months ended September 30, 2014 from $3.2 million for the nine months ended September 30, 2013. The gross profit margin was 8.4% and 10.9% of net sales for the nine months ended September 30, 2014 and 2013, respectively.

The decrease in gross profit margin percentage for both the three and nine months ended September 30, 2014 was primarily due to the majority of 2014 sales deriving from recycling and waste services and commodity sales versus only advertising revenue, recycled electronic sales, and Quest’s operations subsequent to acquisition of the Quest Interests on July 16, 2013.

Margins will be affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the three months ended September 30, 2014, operating expenses decreased $4.9 million to $4.4 million from $9.3 million for the comparable quarter in 2013. For the nine months ended September 30, 2014, operating expenses decreased $1.2 million to $12.8 million from $14.0 million for the comparable period in 2013. This was primarily due to the added consolidated expenses from Quest’s operations beginning July 17, 2013, with comparable expenses of $3.9 million for the three and nine months ended September 30, 2013.

Selling, general, and administrative expenses were $3.5 million and $5.0 million for the three months ended September 30, 2014 and 2013, respectively, a decrease of $1.5 million. Selling, general, and administrative expenses were $10.0 million and $9.7 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $300,000. The decrease in the expenses for the three months ended September 30, 2014 was primarily due to the recognition of $1.6 million of non-recurring restructuring expenses.  The increase in the expenses for the nine months ended September 30, 2014 was primarily due to the addition of $7.5 million of Quest operating expenses, offset by a reduction of $7.2 million operating expenses in our other entities.

Operating expenses also included depreciation and amortization of $1.0 million and $900,000 for the three months ended September 30, 2014 and 2013, respectively, which primarily relates to the increased amortization from the recognition of $19.4 million of amortizable intangible assets related to the acquisition of the Quest Interests. Similarly, depreciation and amortization was $2.9 million and $900,000 for the nine months ended September 30, 2014 and 2013, respectively, with the increase primarily due to the increased amortization from the amortizable intangible assets recognized in the acquisition of the Quest Interests.

Interest and Other Expenses

For the quarter ended September 30, 2014, total interest and other expenses increased $1.5 million to $4.2 million from $2.7 million for the third quarter of 2013 primarily because of interest related to the addition of the two Sellers Notes totaling $22 million as part of the acquisition of the Quest Interests on July 16, 2013, the related amortization of the $5.5 million note discount, the recognition of $1.7 million of interest expense due to the conversion of the Sellers Notes into equity, and the $1.7 million loss on extinguishment of debt.

For the nine months ended September 30, 2014, total interest and other expenses increased $1.1 million to $5.9 million from $4.8 million for the nine months ended September 30, 2013 primarily because of the addition of the two Sellers Notes totaling $22 million as part of the acquisition of the Quest Interests on July 16, 2013, the related amortization of the $5.5 million note discount, the recognition of $1.7 million of interest expense because of the conversion of the Sellers Notes into equity, and the $1.7 million loss on extinguishment of debt.   This increase was partially offset by financing costs for the nine months ended September 30, 2013 of approximately $1.5 million attributed to the Convertible Note issued with warrants that we bifurcated and valued separately pursuant to ASC 815.

Equity in Quest Income

For the three and nine months ended September 30, 2013, equity in Quest income was $100,000 and $700,000, respectively. Equity in Quest income decreased to zero for the three and nine months ended September 30, 2014 as a result of changing from the equity method through July 16, 2013 to consolidation after July 16, 2013 upon the acquisition of the Quest Interests.

Net Loss

For the three months ended September 30, 2014, the net loss from operations decreased $4.6 million with a net loss of $4.7 million from a net loss of $9.3 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the net loss from operations decreased $6.8 million to a net loss of $8.1 million from a net loss of $14.9 million for the nine months ended September 30, 2013. The explanations above detail the majority of the changes related to the net loss on a quarter-to-quarter and year-to-year to date basis.

Loss Per Share

The loss per share on a basic and diluted basis was ($0.05) for the three months ended September 30, 2014, compared with a loss per share of ($0.10) for the comparable quarter in 2013. The weighted average number of shares of common stock outstanding increased from 88.5 million for the quarter ended September 30, 2013 to 98.0 million for the quarter ended September 30, 2014. The increase in the share count was primarily a result of our acquisition of the Quest Interests on July 16, 2013, the sales of common stock in April 2014 and September 2014, and the conversion of the Sellers Notes in September 2014.

The loss per share on a basic and diluted basis was ($0.08) for the nine months ended September 30, 2014, compared with a loss per share of ($0.21) for the comparable period in 2013. The weighted average number of shares of common stock outstanding increased from 70.7 million for the nine months ended September 30, 2013 to 96.8 million for the nine months ended September 30, 2014. The increase in the share count was primarily a result of our acquisition of the Quest Interests on July 16, 2013, the sales of common stock in April 2014 and September 2014, and the conversion of the Sellers Notes in September 2014.

Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services, the nature of the contract, and sales volumes. A rapid expansion of our operations could place a significant strain on our management, financial, and other resources. Our ability to manage the challenges associated with any expansion of our business and integration of future acquisitions, if any, will depend upon, among other things, our ability to monitor operations, control costs, maintain effective quality control, secure necessary marketing arrangements, expand internal management, implement technical information and accounting systems, and attract, assimilate, and retain qualified management and other personnel. Therefore, our profitability in the near future, or ever, will depend on successful execution of our strategy, along with market and environmental factors.

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

The following table reflects the EBITDAS for the three and nine months ended September 30, 2014 and 2013:

RECONCILIATION OF NET LOSS TO EBITDAS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(4,744,886)	$(9,251,050)	$(8,060,053)	$(14,857,878)
Interest expense	2,494,060	2,720,945	4,259,980	3,321,579
Income tax expense	—	—	—	—
Depreciation and amortization	956,823	850,918	2,861,985	880,711
Stock-based compensation expense	543,254	564,323	1,123,827	2,137,333
Other non-cash financing expenses	1,658,531	—	1,658,531	1,465,000
EBITDAS	$907,782	$(5,114,864)	$1,844,270	$(7,053,255)

Liquidity

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $5.1 million and $3.1 million for the nine months ended September 30, 2014 and 2013, respectively. The cash used in the nine months ended September 30, 2014 related to the net loss of $8.1 million offset by non-cash items of $8.8 million and the net change in operating assets and liabilities of ($5.8) million. The cash used for the nine months ended September 30, 2013 related to the net loss of $14.9 million offset by non-cash items of $10.1 million and the net change in operating assets and liabilities of $1.7 million. The non-cash items were primarily from depreciation, amortization of intangible assets, debt discounts, financing costs, stock-based compensation, and the loss on debt extinguishment. Additional non-cash items in the 2013 period were related to equity income in Quest and impairment of goodwill. The net changes in operating assets and liabilities are primarily related to changes in accounts receivable, accounts payable, and accrued liabilities. Our business, including revenue, operating expenses, and operating margins may vary depending on commodity prices, the blend of services, the nature of the contract, and volumes. Our operating activities may require additional cash in the future depending on how we expand our operations and until such time as we generate positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was $1.0 million, primarily from $900,000 of costs related to software development and $100,000 related to the purchase of equipment. Cash provided from investing activities for the nine months ended September 30, 2013 was $5.3 million primarily from distributions received from Quest of $1.1 million prior to July 16, 2013 and the acquisition of $4.2 million of cash as part of the acquisition of the Quest interests.

Cash Flows from Financing Activities

Cash provided by financing activities was $10.1 million and $900,000 for the nine months ended September 30, 2014 and 2013, respectively. In the 2014 period, the cash provided was primarily from $2.5 million of proceeds from our line of credit during the nine months ended September 30, 2014 and $18.6 million of proceeds from our issuance of stock during April 2014 and September 2014, partially offset by $11.0 million of cash payments on the Sellers Notes. In the 2013 period, the cash provided was primarily from $1.0 million of proceeds from the senior related party secured convertible note during the nine months ended September 30, 2013.

Capital Resources

As of September 30, 2014, we had $6.7 million of cash and cash equivalents and a working capital surplus of $1.9 million, an improvement from the working capital deficit of $5.4 million as of December 31, 2013.

During the nine months ended September 30, 2014, we received $18.6 million of net proceeds from the issuance of stock and warrants as described in Note 10. Additionally, we also retired $22.0 million of debt, of which $11.0 million was repaid with a portion of the proceeds from our public offering and $11.0 million was retired through equity conversions, during the nine months ended September 30, 2014 as described in Note 6. Our primary sources of funds for conducting our business activities are derived from sales of services, commodities, consulting and advertising, from our credit facilities, and from the placement of our equity securities with investors. We require working capital primarily to increase accounts receivable during sales growth, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, transition adverse economic conditions, for potential acquisition transactions, and to pursue our following goals:

•	expanding sales staff and market reach;
•	expanding and developing our IT infrastructure, operations applications, and mobile strategy;
•	enhancing, developing, and introducing services and offerings;
•	expanding visitors to the Earth911.com website and increasing advertising, sponsorship, and retail product revenue; and
•	expanding our customer base for recycling services.

We believe our existing cash and cash equivalents of $6.7 million, available borrowing capacity under our credit facility as of September 30, 2014 of $4.75 million, and our cash generated from operations will be sufficient to fund our operations for the next 12 months.

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, inventory, deferred financing costs, warrant liability, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Long-Lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. Instances that may lead to an impairment include the following: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Upon recognition of an event, as previously described, we use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We primarily employ the two following methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

Business Combinations

We account for business combinations using the acquisition method of accounting, and accordingly, we record the assets and liabilities of the acquired business at their fair values as of the date of acquisition. We record the excess of the purchase price over the estimated fair value as goodwill. Any change in the estimated fair value of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not exceeding one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. We expense all acquisition costs as incurred. The application of business combination accounting and the assigning of fair value to assets acquired and liabilities assumed requires the use of significant estimates and assumptions. We use information obtained during the acquisition due diligence process, including historic operating results, projected future results, the carrying value of assets and liabilities at the time of acquisition, and input from valuation specialists. To determine the fair value to record, we use this information along with our industry experience and expected returns to estimate (i) the amount at which the asset could be bought or sold or liability settled in a current transaction between willing parties and (ii) the present value of expected future cash flows. We include the results of operations of an acquired business in our condensed consolidated financial statements from the acquisition date.

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

When performing our Step 2 goodwill impairment testing, we estimate the fair value of our reporting unit based on the weighted average of the (i) Income Approach method (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value), (ii) Guideline Public Companies method, and (iii) Industry Transactions method. We project the future cash flows for our reporting unit based on our estimates, at that time, of future revenues, operating income, and other factors (such as working capital and capital expenditures). We take into account expected synergies and future growth. The discount rates used in our DCF method are based on a weighted-average cost of capital determined from relevant market comparisons. We apply a terminal value growth rate reflecting our estimated growth rate to the final year of the projected period. We then calculate the present value of the respective cash flows to estimate the fair value under the income approach. Under the market approach, we estimate a fair value based on comparable companies’ market multiples of revenues and earnings before interest, taxes, depreciation and amortization, after considering a control premium. Based on a comparison of the fair value determined to the carrying value, if we determine the goodwill is impaired, we proceed to Step 2. In Step 2, we compare the fair value of all of the assets and liabilities as if the reporting unit was acquired in a business combination to determine the impairment loss to record in order to prevent the goodwill balance from exceeding its implied fair value.

In addition to the required goodwill impairment analysis, we also review the recoverability of our net intangible assets with finite lives when an indicator of impairment exists. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we determine if we will recover their carrying values as of the test date. If not recoverable, we record an impairment charge.  We performed our Step 1 goodwill impairment analysis in the third quarter 2014 with no impairment recorded.

Beneficial Conversion Features

We treat the intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which we do not bifurcate, do not account for separately from the convertible note payable, and we may not settle in cash upon conversion, as a discount to the convertible note payable. We amortize this discount over the period from the date of issuance to the note due date using the effective interest method. If we retire the note payable prior to the end of its contractual term, we expense the unamortized discount in the period of retirement to interest expense. In general, we measure the beneficial conversion feature by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.  The beneficial conversion feature was fully amortized as of September 30, 2014 with the retirement of the Sellers Notes.

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

•

We measure the expected volatility using the historical daily changes in the market price of our common stock and applicable comparison companies, disregarding identifiable periods of extraordinarily volatile share prices due to certain events that are not expected to recur during the expected term; and

•	We approximate the risk-free interest rate using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

Forfeitures are based on the history of cancellations of warrants granted by us and our analysis of potential future forfeitures.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of December 31, 2013, we had established a full valuation allowance for all deferred tax assets.

As of September 30, 2014 and December 31, 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective as to us on January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our Company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. We base the design of any system of controls in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None
(b)	None

Item 6. Exhibits

Exhibit No.	Exhibit
1.1	Underwriting Agreement, dated September 19, 2014 (1)
4.1	Form of Warrant (2)
10.20	Severance and Change in Control Agreement, dated as of November 7, 2014 by and between Quest Resource Holding Corporation and Laurie L. Latham (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.

(2) Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.

(3) Filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 14, 2014	By:	/s/ Brian S. Dick
Brian S. Dick
President and Chief Executive Officer

Date: November 14, 2014	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer