Form 10-K
period 2014-12-31
Quest Resource Holding Corp
filed 2015-03-31
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36451

Quest Resource Holding Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	51-0665952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6175 Main Street, Suite 420

Frisco, Texas 75034

(Address of Principal Executive Offices and Zip Code)

(972) 464-0004

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.001 per share	The Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (13,593,376 shares) based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $70,821,489. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 16, 2015, there were outstanding 111,657,804 shares of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

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

We believe our recycling management programs are comprehensive, innovative, and cost effective.  Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box, food chain, and other retailers; automotive and fleet providers; hospital and other healthcare facilities; and commercial, industrial, residential, and educational properties.  We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, food waste, meat renderings, cooking oil and grease, organics, plastics, cardboard, metal, glass, paper, construction debris, and other hazardous and non-hazardous solid and liquid wastes.

Utilizing what we believe is the nation’s most complete directory of local recycling and proper disposal options for almost every household product and material, we empower consumers and enable consumer product companies to empower their customers by providing them with complete information and instructions about the recycling and disposal of a wide range of household products and materials; and offer advertisers the opportunity to target a zero-waste lifestyle audience concerned about sustainability, recycling, and environmentally appropriate disposal. Consumers can access our directory and instructions for any zip code in the United States through multiple platforms, including the Earth911.com website, mobile applications for smartphones and tablets, traditional phone lines, social media, and branded recycling locators on client platforms and applications, in addition to engaging with our content and media on leading social platforms such as Facebook, Twitter, Pinterest, Instagram, Tumblr, YouTube, and Google+.

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

Regulatory measures and more stringent control of material bound for disposal make the management of solid waste a difficult problem. The Environmental Protection Agency, or EPA, and state and local governments are expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Many governmental authorities have passed, or are contemplating, measures that require industrial and commercial companies to recycle all or a portion of their disposable materials and restrict the percentage of recyclable materials in any commercial load of disposable material. Under extended producer responsibility laws, consumer packaged goods companies are required to put in place mechanisms to ensure that certain of their products can be appropriately disposed. This has required consumer packaged goods companies to take an increasingly proactive role in ensuring compliance. We believe that these restrictions may create additional opportunities as proper disposal of materials becomes more specialized. Some large industrial and commercial companies, hospitals, and universities have in-house staff that handle the solid waste management and recycling responsibilities, but have found that in-house handling of these responsibilities may not be an effective solution without adequate resources and staff support.  We offer these companies and other establishments a solution to this increasing burden.

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

•

Expand Our Customer Base. We intend to continue to expand our customer base for our recycling management services. We believe that the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable revenue sharing, flexible programs, broad service offerings, and a national footprint provide us with competitive advantages in expanding our customer base.

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

•

Pursue Strategic Acquisitions.  We plan to capitalize on the significant consolidation opportunities available in the environmental and recycling management industry.  As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations.  We believe we are regarded as an attractive acquirer because of (1) the historical performance and the experience and reputation of our management team within the industry; (2) our decentralized operating strategy, which generally enables the managers of an acquired company to continue their involvement in company operations; (3) the ability of management and employees of an acquired company to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and (4) the ability to offer liquidity to the owners of acquired companies through the receipt of common stock or cash.

•

Maintain Virtual Facilities and Equipment. We plan to continue to pursue an “asset light” virtual strategy that utilizes third-party vendors for the collection, sorting, and processing of recyclable materials for businesses. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices; enables us to render our services on a national basis without the need for an extensive workforce, multiple facilities, or numerous vehicles; allows us to negotiate with multiple providers for the best price for our customers; and reduces our capital expenditures and working capital requirements.

•

Leverage Governmental and Social Factors Expanding Recycling. We intend to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns.

•

Expand Reach and Audience. We plan to expand our media presence and online community to appeal to and attract a larger base of customers, consumers, and product manufacturers to our recycling and environmental services and our environmentally based social media website.

Services

Recycling Services

Recycling and Waste Management

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

Many materials that are disposed of have commodity value. Precious metals, plastics, used cooking oil, and automotive fluids can be recovered and converted into new products and resources. Recovering valuable materials is a key factor in zero-waste initiatives and presents a profitable opportunity for businesses. The recovery of valuable materials is a strong motivator to educate businesses and consumers about proper disposal.

We conduct our recycling management services on an international basis. We currently manage over 20,000 locations for various customers throughout the United States, including Puerto Rico, the Virgin Islands, and Canada. Our customers generally have multiple locations.  We continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and cross-sell additional services to existing customers.

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

In addition to our general services in the recycling industry, we also provide our customers with the following specialized services:

•

Fleet and Industry Services. We recognize the time and effort our customers put into maintaining proper service of their fleet vehicles. We can provide a selection of services or a turn-key option involving the handling of scrap tires, HDPE plastics, used oil, used oil filters, parts cleaners, paint wastes, industrial fluids, and used anti-freeze.

•

Food Service and Retail Services. We are associated with the nation’s leading used cooking oil and rendering companies. The marketplace for yellow and brown grease includes offering recycling solutions for the use of these products as biodiesel, alternative fuels, and various animal food additives.

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

Environmentally Based Social Media and Online Data Platforms

Environmentally Related Social Media

The Earth911.com network enables consumers, businesses, and public entities to access the nation’s most comprehensive online directory of local recycling and proper disposal.  We believe that Earth 911.com is widely recognized to be the leading independent and non-partisan data resource on the “why, where, and how” for recycling in the United States.

Through the Earth911.com website, we provide data, information, articles, and products with the goal of engaging, educating, and entertaining consumers regarding the environment, recycling, and sustainability.  The content of the Earth911.com website generates significant traffic from consumers interested in learning about environmental issues, environmentally friendly disposal methods, and locations in proximity to their homes where they can dispose of recyclables and environmentally unfriendly products, such as electronic devices, oil, and anti-freeze. The traffic on the Earth911.com website also is attractive to advertisers that desire to target potential consumers that are interested in the environment and recycling. We believe there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information. We also believe that corporate advertisers desire new ways to maximize the impact of their sponsorship and advertising programs and the opportunity to market their goods directly to a focused community of potential consumers.

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

Advertising.  We regularly publish popular zero-waste lifestyle content across multiple platforms, including the Earth911.com website, our mobile applications, including Facebook, Twitter, Pinterest, Instagram, Tumblr, YouTube, and Google+, e-mail, and content sharing with other media outlets, such as the Huffington Post and Mother Nature Network, where companies can communicate sustainability efforts, create conversations, and align with a highly engaged, action-oriented audience that makes buying decisions based on sustainability. This enhances brand image with key stakeholders, consumers, governmental entities, retailers, investors, and internal staff, and allows our customers to aim their advertising directly to audiences with an interest in recycling and sustainability. Due to our history, content, data, and expertise, we typically capture premium above the fold search placement for keywords such as recycle or recycling.

Social, Local, Mobile. We engage consumers with relevant local content regardless of location or device and have worked to create engaged audiences across recognizable and prominent social networks, such as Facebook, Twitter, Pinterest, Instagram, Tumblr, YouTube, Google+, and e-mail. We are focused on increased engagement and monetization across these platforms.

The Earth911 Recycling Directory

We believe that our Earth911 Recycling Directory is the largest directory of information regarding recycling and proper disposal for consumers and consumer product companies.  For recycling to occur, consumers must have access to current and accurate information about recycling wherever they are, at the moment they have an item to recycle. The Earth911 Recycling Directory delivers local information on recycling, anywhere and anytime, through leading platforms, including social and mobile.

Earth911 Marketplace

During 2014, we launched a new Earth911 e-commerce marketplace that gives consumers the ability to confidently make environmentally responsible purchases. The e-commerce site, which is branded under the name YouChange®, is designed to be a central market resource for thousands of sustainable products for everyday life, ranging from cosmetics to home furniture to apparel. Each product's eco-friendly characteristics, such as toxic free, cruelty free, certified organic, and vegan, is clearly marked in the product description, giving consumers the ability to find products that fit their needs and lifestyle.

Sales and Marketing

We primarily market our recycling management programs throughout the United States through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on emphasizing the benefits of our comprehensive, one-stop program and the ability to lower our customers’ operational expenses, maximize the value of their recyclable commodities, and foster the benefits of environmental sustainability.  We plan to increase our sales and marketing efforts.

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

We have targeted various business segments for marketing our recycling services, media, environmental certification services, and sustainability programs. The table below summarizes certain of the industries that we target and the nature of the products and services that we market to those industries.

	Recycling Services	Media	Environmental Certification	Sustainability Programs
Automotive	x	x	x	x
•Retail service providers (car dealerships, tire dealerships, quick lubes, automotive service franchises) •Trucking and fleet •Car rental companies
Manufacturing	x	x	x	x
•Packaging •Heavy and industrial
Commercial Property Management	x	x	x	x
Healthcare	x	x	x	x
Food Services and Retail	x	x	x	x
Higher Education	x	x	x	x
Federal, State, and Local Entities	x	x	x	x
Trade and Industry Associations		x	x	x

Customers

We generally enter into multi-year contracts, typically from one to three years, with our customers that are designed to provide us with recurring monthly revenue.  These contracts structure our revenue primarily in three ways: a fixed fee, cost-plus, or revenue sharing from the sale of commodities.

Our recycling management business depends to a significant extent on revenue from our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our largest customer accounted for approximately 59% of our revenue for the year ended December 31, 2014 and 76% of our revenue for the year ended December 31, 2013.  Although we currently service that customer’s stores nationally, a decline in our business with that customer could occur at any time. One of our strategic goals is to continue to diversify our customer base while increasing our business with our largest customer.  During 2014, we continued to add additional customers, which reduced our reliance on our largest customer by the end of 2014. We expect our reliance on our single largest customer to continue to decrease; however, we can provide no assurance that our reliance upon our single largest customer will diminish.

By developing and aggregating strategic solutions in our key verticals—recycling and waste services, media, and sustainability programs—we believe that we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling and recycling management business. Through consumer engagement and reward, national media presence, logistics management, compliance, and commodity brokerage, our solution delivers the critical knowhow and experience necessary to implement and execute multi-point reuse, recycling, proper disposal, and waste management programs.

Our Earth911.com website provides advertisers with the opportunity to target an audience interested in recycling and sustainability and enables product manufacturers to place customized logos and Internet addresses that lead consumers to information about recycling and disposal of their products.  The site also provides environmentally aware consumers with eco-friendly products and information.

Competitors

Recycling and Waste Management Services

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

Environmentally Related Social Media

We are not aware of any current comprehensive competitor for our combination of consumer products and media information, but have fragmented competition in directory or information services. Future competitors may secure more favorable advertising contracts, a superior directory, provide more content, and may devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies, and devote substantially more resources to website development and content distribution than we do. We also compete with many other websites and other forms of media for advertising revenue.

Green Product Sales

The Earth911 marketplace has significant competition from existing online retailers, such as amazon.com, as well as traditional retailers, such as grocery chains and discount retailers.   These competitors have superior advertising and brand recognition, superior directory, provide more inventory, and may devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies, and devote substantially more resources to website, systems development, and logistics than we do.

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

Equipment and Installation

We currently pursue an “asset light” strategy that utilizes third-party vendors for the collection, sorting, and processing of recyclable and waste materials for businesses.  We do not own any recycling or waste management assets, such as trucks or landfills.  As part of our one-stop solution, we maintain strong relationships with a multitude of vendors to ensure that proper equipment, including recycling containers, container shredders, and bulk oil containers referred to as “Faith Tanks,” and installation services are provided to our business customers.  Our more than 3,500 third-party relationships currently provide us with an estimated 30,000 trained individuals, 24,000 trucks, and 600 recycling facilities.  This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best price for our customers, and reduces our capital expenditures and working capital requirements.

Employees

As of December 31, 2014, we employed a total of 114 persons, of which three were executive employees, 88 were administrative and client services employees, and 23 were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

We own or have filed applications for numerous federally registered trademarks and logos, including the following:

•	QUEST RESOURCE MANAGEMENT GROUP (and “Circle” design);
•	QUEST RESOURCE HOLDING CORPORATION (and “Q” design)
•	EARTH911 (and “Flag” design);
•	YOUCHANGE;
•	SUSTAINABILITY DELIVERED;
•	TO CHALLENGE, MANAGE, AND INFORM; and
•	MORE IDEAS, LESS WASTE.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk.  Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flow, and future prospects could be seriously harmed. This could cause the trading price of our common stock to decline and result in the loss of all or part of your investment.

Risks Related to Our Business and Industry

We have incurred recurring net losses and anticipate continued net losses as we take steps to expand our business, which may negatively impact our ability to achieve our business objectives.

We have incurred recurring net losses, including net losses of $9,897,678 in 2014, $17,799,351 in 2013, and $42,151,493 in 2012.  As a result of ongoing operating losses, we had an accumulated deficit of approximately $75,423,380 as of December 31, 2014.  We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, enlarge the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, expand our consumer-based content and online community to appeal to and attract a larger base of consumers, continue to develop and enhance our online “green” merchandise sales business, implement internal systems and infrastructure, and hire additional personnel.  As a result, we expect to continue to incur significant losses as we expand our business and may never achieve or maintain profitability.  There is no assurance that we will achieve or maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.  If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our limited operating history may make it difficult for us to forecast accurately our operating results, and therefore we cannot assure the long-term successful operation of our business.

Our planned expense levels will be based in part on our expectations concerning future revenue, which is difficult to forecast accurately based on our aggressive growth plan. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, business development and marketing expenses may increase significantly as we expand our operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results, and financial condition may be materially and adversely affected.

Our recycling management business depends to a significant extent upon our largest customer, and any material reduction in our business with that customer could have a material adverse effect on our company.

The success of our recycling management business depends to a significant extent on our relationship with our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our single largest customer accounted for approximately 59% and 76% of our revenue for the years ended December 31, 2014 and 2013, respectively. Our second largest customer accounted for approximately 14% and 3% of our revenue for the years ended December 31, 2014 and 2013, respectively.  We are continuing to add additional customers, which is reducing our reliance on our largest customer, although we may also continue to increase our revenue from our largest customer. We expect our reliance on our single largest customer to continue to decrease; however, we can provide no assurance that our reliance upon our single largest customer will diminish. Our contractual arrangements with our major customers are on a multi-year basis and pertain to the management of only certain forms of materials. Although we have maintained our business relationship with our largest customer during the last seven years and we currently service that customer’s stores nationally, a decline in our business with that customer could occur at any time. Our failure to maintain our business with our largest customer or any other large customer would have a material adverse effect on our business, operating results, and financial condition.

Although we have long-term relationships with many of the customers to whom we provide recycling management services, their ability to cancel, reduce, or delay our service offerings to them could reduce our revenue and increase our costs.

Customers for our recycling management services, including our two largest customers, do not typically provide us with firm, long-term volume commitments. As a result, our customers will be able to cancel, reduce, or delay our services to them at any time. If our service offerings are cancelled, delayed, or reduced, our revenue would decline.

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

To expand our recycling and waste management business, we must attract additional customers and expand the services we offer.

Although we plan to increase our recycling and waste management business, the ability to expand our overall recycling and waste management business and reduce our dependence on our two largest customers will require us to attract additional customers and expand the services we offer. In addition, we must continue to enhance the commercial value of our Earth911.com website by offering up-to-date news, information, and features in order to attract additional traffic and generate higher advertising and other revenue.

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
•

the ability to expand our customer base, the types of recyclable materials covered by our services, our network of third-party service providers, our website traffic, and the nature of visitors to the Earth911.com website;

•	the ability to implement new methods for revenue generation, including our online “green” merchandise sales business;
•	the ability to expand our relationships with third parties that are also engaged in activities relating to reducing, reusing, and recycling; and
•	the ability to develop sponsorship and advertising programs that take advantage of our Earth911.com website audience demographics.

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

We outsource the collection, sorting, and processing of recyclable materials to independent third-party vendors. We rely on our vendors to maintain high levels of service. The loss of our relationships with our vendors, or their failure to conduct their services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to service our customers in accordance with required service, quality, and performance requirements. If this were to occur, the resulting decline in profitability potential would harm our business. Securing new high-quality and cost-effective vendors is time-consuming and might result in unforeseen operational problems.

Our vendors may maintain their own operations or serve other customers, a number of which may provide them with more business than we do. As a result, our vendors could determine to prioritize their capacity for their own operations or for other customers or reduce or eliminate services for us on short notice. If we have any such problems, we may be unable to service our customers in a cost-effective, high-quality, or timely manner, which may adversely affect our business and operating results.

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

We manage the processing of a variety of recyclable materials, such as tires, motor oil and oil filters, food waste, meat rendering, cooking oil, grease, and cardboard, for sale to third parties, and we may directly or indirectly receive proceeds from the sale of such recyclable materials. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials can be volatile because of changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect the desire for our services and our future revenue, operating income, and cash flows.  For example, a decline in oil prices will have an adverse effect on our revenue.

We may not be competitive in our recycling data and media business if we fail to enhance our online offerings.

The failure to develop and introduce new or enhanced online features, functions, or services could have a material adverse effect on our Internet operations and our recycling data services and media business. To remain competitive, we must continue to

•	enhance our offerings of news, information, and features;
•	enhance the ease of use, functionality, and features of the Earth911.com website;
•	attract additional traffic to our Earth911.com website; and
•	expand the methods through which we generate advertising and other revenue from our Earth911.com website, including our online “green” merchandise sales business.

These efforts may require us to develop or license increasingly complex technologies. We may fail to develop or introduce new features, functions, and services, and the features, functions, and services that we develop may not result in increased website traffic or revenue.

We rely on third-party technology, server, and hardware providers for our recycling data and media business, and a failure of service by these providers could adversely affect our business and reputation.

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

A significant disruption in our computer systems or a cybersecurity breach could adversely affect our operations.

We rely extensively on our computer systems to manage a variety of our business proceeds. Our systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cybersecurity breaches, vandalism, severe weather conditions, catastrophic events, and human error.  Our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and operating results. Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information, and a loss of confidence in our data security measures, which could harm our business.

We may incur significant expenses in an unsuccessful attempt to promote and maintain recognition of the Earth911.com brand or to generate revenue from our Earth911.com website.

Our success depends in part on our ability to build the brand identity of Earth911.com and increase traffic to our Earth911.com website, our mobile applications, and our social media offerings. We believe that the importance of brand recognition will increase because of the growing number of Internet websites and the relatively low barriers to entry to provide Internet content. We are incurring significant development, marketing, and other costs in our effort to continue to enhance our brand identity among businesses and consumers interested in the environment, develop an online marketplace, and increase our revenue from online activities. Our business, results of operations, and financial condition could be materially and adversely affected if we incur excessive expenses in an unsuccessful attempt to promote and maintain recognition of the Earth911.com brand.

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

We may experience downward pressure on our prices if advertisers do not obtain a favorable return on investment from our web search services in comparison to our competitors’ services or other advertising methods. We compete with online publishers and high-traffic websites, as well as traditional media such as television, radio, and print, for a share of our advertisers’ total advertising expenditures. Our experiencing downward pricing pressure for our services may adversely affect our financial results.

Our online “green” merchandise sales business will be subject to numerous risks, including the difficulty of sourcing merchandise that will be attractive for purchase by the visitors to our site; delays in merchandise manufacturing or shipping; quality problems with merchandise; increases in postal or private shipping rates; the maintenance and security of the Internet infrastructure; the failure of and risks related to systems that operate our website and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures, electronic break-ins, and similar disruptions; and the risks of fulfillment of direct-to-consumer orders, such as the failure to maintain efficient and uninterrupted order taking and fulfillment operations.

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

Government and legal regulations may damage our recycling data and media business.

It is possible that a number of new laws and regulations may be adopted with respect to the Internet, covering issues such as the positioning of sponsored listings on search results pages. The adoption of laws or regulations relating to placement of advertisements or user privacy, defamation, or taxation may inhibit the growth in use of the Internet for services such as ours, which in turn could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations. New legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

From time to time, our competitors may reduce the price of their services in an effort to expand their market share. General economic and market-specific conditions, as well as the concentration of our business with major companies, may also limit our ability to raise prices. As a result of these factors, we may be unable to offset increases in costs, improve our operating margins, and obtain returns through price increases.

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

Our customers impose substantial requirements relating to the recycling and waste management services we provide them.

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

We may need additional capital in the future.

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

Our success depends to a significant extent upon the continued services of our current management team and key personnel, including Brian S. Dick, our President and Chief Executive Officer.  The loss of Mr. Dick or one or more of our other key executives or employees could have a material adverse effect on our business.  We do not maintain “key person” insurance policies on the lives of any of our executives or any of our other employees.  Except in the case of our President and Chief Executive Officer, with whom we have an Employment Agreement, we employ all of our executives and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights.  In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel.  The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

Our operating results may experience significant fluctuations, which may make them difficult to predict.

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	the cyclicality of the markets we serve;
•	the timing and size of orders;
•	the volume of business opportunities relative to our capacity;
•	service introductions and market acceptance of new service offerings;
•	timing of expenses in anticipation of future business;
•	changes in the mix of the services we render;
•	changes in cost and availability of labor and third-party vendors;
•	changes in the value of commodities;
•	changes in prices or market requirements for recyclable materials;
•	timely delivery of services to customers;
•	pricing and availability of competitive services;
•	pressures on reducing selling prices;
•	the success in serving new markets;
•	introduction of new technologies into the markets we serve; and
•	changes in economic conditions.

Potential strategic alliances may not achieve their objectives, and the failure to do so could impede our growth.

We anticipate that we will enter into strategic alliances. Among other matters, we explore strategic alliances designed to enhance our service offerings, enlarge our customer base, provide valuable knowhow, or take advantage of new methods or technologies. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to expand our existing markets or to enter new markets.

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

Our experience in acquiring other businesses is limited. Potential acquisitions also involve numerous risks, including the following:

•	problems integrating the acquired operations, services, personnel, or technologies with our own;
•	unanticipated costs associated with the acquisition;
•	diversion of management’s attention from our core businesses;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience;
•	potential loss of key employees and customers of purchased organizations; and
•	risk of impairment charges related to potential write-downs of acquired assets in acquisitions.

Our acquisition strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. In addition, we may encounter difficulties in integrating the operations of acquired businesses with our own operations or managing acquired businesses profitably without substantial costs, delays, or other operational or financial problems.

The effects of the global economic conditions may impact our business, operating results, or financial condition.

Global economic conditions, such as the recent global economic crisis, can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of consumer and commercial spending. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

Certain members of our board of directors, as holders of our capital stock, may have conflicts of interest with respect to our company and the stockholders and with respect to the exercise of their voting rights for the shares that they own.

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

Risks Related to Ownership of Our Securities

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2014, we had 111,601,304 shares of our common stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2014, we had 18,130,132 shares of common stock issuable upon the exercise of outstanding stock options and warrants and the delivery of outstanding restricted stock units under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants and the delivery of shares underlying restricted stock units, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock by us, including pursuant to our equity incentive plan and employee stock purchase plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We intend to issue additional securities pursuant to our equity incentive plan and our employee stock purchase plan may issue equity or convertible securities in the future. To the extent we do so, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

Our directors, executive officers, and principal stockholders have substantial control over us and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control a majority of our outstanding common stock. If these stockholders act together, including with respect to the election of specified directors as contemplated by a voting agreement among certain of them, they will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions could impair a takeover attempt of our company even if the transaction would be beneficial to our stockholders and could make it difficult for you to change our management.

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

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. We plan to retain any future earnings to finance our operations and growth plans.  Our credit agreement also prohibits us from paying dividends on our common stock.  Accordingly, investors must rely on sales of shares of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in Frisco, Texas, where we lease approximately 9,720 square feet under a lease that expires in September 2015 and sublease approximately 11,005 square feet under a sublease that expires in July 2015.

We plan to lease additional square footage in 2015 and believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on the Nasdaq Capital Market, or Nasdaq, under the symbol “QRHC” since May 19, 2014.  Our common stock previously traded on the Over the Counter Bulletin Board, or OTCBB, under the symbol “QRHC” from October 28, 2013 to May 18, 2014 and under the symbol “IRHC” from November 13, 2012 to October 27, 2013.

The following table sets forth the high and low sale prices of our common stock for each quarter for the fiscal years ended December 31, 2014 and 2013 as reported on Nasdaq or the OTCBB, as applicable.

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$3.49	$2.32
Second Quarter	$3.25	$2.10
Third Quarter	$3.15	$1.92
Fourth Quarter	$3.20	$1.35
Fiscal Year Ended December 31, 2014
First Quarter	$2.55	$1.95
Second Quarter	$6.23	$2.00
Third Quarter	$5.35	$1.44
Fourth Quarter	$1.73	$1.21

On March 16, 2015, the closing price per share of our common stock as reported on Nasdaq was $1.20 per share. As of March 16, 2015, there were approximately 111,657,804 shares of common stock outstanding and 164 holders of record of our common stock.

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

Equity Compensation Plan Information

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

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

Utilizing what we believe is the nation’s most complete directory of local recycling and proper disposal options for almost every household product and material, we empower consumers and enable consumer product companies to empower their customers by providing them with complete information and instructions about the recycling and disposal of a wide range of household products and materials; offer advertisers the opportunity to target a zero-waste lifestyle audience concerned about sustainability, recycling, and environmentally appropriate disposal; and enable product manufacturers to determine recycling availability for substantiating recycling claims and product design. Consumers can access our directory and instructions for any zip code in the United States through multiple platforms, including the Earth911.com website, mobile applications for smartphones and tablets, traditional phone lines, social media, and branded recycling locators on client platforms and applications, in addition to engaging with our content and media on leading social platforms such as Facebook, Twitter, Pinterest, Instagram, Tumblr, YouTube, and Google+.

Years Ended December 31, 2014 and 2013 Operating Results

On July 16, 2013, we acquired the Quest Interests held by QRG.  Prior to July 16, 2013, our wholly owned subsidiary, Earth911, held the remaining 50% of the membership interests of Quest.  Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest, and Quest is now our indirect wholly owned subsidiary. Our consolidated financial statements include the operating activity of us and our subsidiaries for the years ended December 31, 2014 and 2013, as well as the equity method of accounting for our investment in Quest through July 15, 2013.

The following table summarizes our operating results for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Revenue	$174,453,667	$67,504,540
Cost of revenue	160,185,976	62,430,670
Gross profit	14,267,691	5,073,870
Operating expenses:
Selling, general, and administrative	14,383,540	12,660,789
Depreciation and amortization	3,827,128	1,817,802
Gain on equity interest in Quest Resource Management Group, LLC	—	(23,449,372)
Impairment of goodwill	—	26,850,039
Total operating expenses	18,210,668	17,879,258
Operating loss	(3,942,977)	(12,805,388)
Interest expense	(4,296,170)	(4,196,279)
Loss on extinguishment of debt	(1,658,531)	—
Financing cost for senior secured convertible note – related party	—	(1,465,000)
Equity in Quest Resource Management Group, LLC income	—	667,316
Income tax expense	—	—
Net loss	$(9,897,678)	$(17,799,351)

Year Ended December 31, 2014 and Pro forma Year Ended December 31, 2013 Operating Results

To illustrate our operating results assuming 100% of Quest’s operations as they existed at the time of our acquisition of the Quests Interests were included in 2013 for the entire year, the following table summarizes our consolidated operating results for the year ended December 31, 2014 and our pro forma consolidated operating results for the year ended December 31, 2013:

		Pro forma
	Year Ended December 31,	Year Ended December 31,
	2014	2013
		(Unaudited)
Consolidated operating statement information:
Net sales	$174,453,667	$136,361,242
Gross profit	$14,267,691	$11,427,971
Loss from operations	$(3,942,977)	$(11,798,709)
Net loss	$(9,897,678)	$(17,128,720)

Reconciliation to EBITDAS:
Net loss	$(9,897,678)	$(17,128,720)
Interest expense	4,296,170	4,248,955
Income tax expense	—	—
Depreciation and amortization	3,827,128	2,019,585
Stock-based compensation	1,547,769	2,393,249
Other financing expense	1,658,531	1,465,000
EBITDAS	$1,431,920	$(7,001,931)

The pro forma year ended December 31, 2013 shown above includes an impairment of goodwill of $26.9 million, partially offset by a valuation gain on equity interest in Quest of $23.4 million, both related to the acquisition of the Quest Interests.  The impact to the results of operations of these two items was a net loss of $3.4 million.  We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, and stock-related non-cash charges, or EBITDAS, to evaluate our performance.

To further illustrate our performance, other items included in our results of operations for the years ended December 31, 2013 are summarized below in relationship to the pro forma EBITDAS:

Pro forma
Year Ended December 31,
2013
(Unaudited)
EBITDAS	$(7,001,931)
Selling, general, and administrative - restructuring expenses	1,656,314
Gain on equity interest in Quest Resource Management Group, LLC	(23,449,372)
Impairment of goodwill	26,850,039
$(1,944,950)

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Revenue

Revenue for the year ended December 31, 2014 was $174.5 million, an increase of $107.0 million, or 158%, over revenue of $67.5 million for the year ended December 31, 2013. The increase was primarily due to a $38.5 million increase in service and commodity revenue over the prior year and a $68.9 million increase by consolidating a full year of the recycling and waste service fees and commodity sales revenue in 2014 compared to a partial year in 2013 subsequent to our acquisition of the Quest Interests on July 16, 2013, partially offset by a $400,000 decline in advertising revenue and sales of recycled electronics.  The $38.5 million increase in service and commodity revenue was primarily from a combination of new and expanded services with customers added in 2014 and 2013 that we believe provides us with more diversity across our customer base.

Cost of Revenue/Gross profit

Our cost of revenue of $160.2 million and $62.4 million for the years ended December 31, 2014 and 2013, respectively, was primarily related to the increased service and commodity revenue and the full year in 2014 of consolidated cost of recycling and waste disposal services and commodities compared to a partial year in 2013 subsequent to July 16, 2013.  Gross profit increased $9.2 million to $14.3 million from $5.1 million in 2013, representing a 181% increase from 2013 and 8.2% of total 2014 net sales, compared with 7.5% in 2013.

We believe that over time we will experience an upward trend in our average gross profit margins over those experienced in 2014 as we add new customers and provide additional services to existing customers as anticipated.  Margins will be affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the year ended December 31, 2014, operating expenses increased $300,000 to $18.2 million from $17.9 million for fiscal 2013.  The 2014 operating expenses were $3.7 million higher offset by a $3.4 million reduction due to 2013 operating expenses included $26.9 million of goodwill impairment related to the Quest acquisition, partially offset by a gain on equity interest in Quest related to the acquisition of $23.5 million, for a net loss of $3.4 million.  See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our impairment assessment.

Selling, general, and administrative expenses were $14.4 million and $12.7 million for the years ended December 31, 2014 and 2013, respectively, with the increase primarily due to $5.1 million from consolidating a full year of the Quest expenses in 2014 compared to a partial year in 2013 subsequent to our acquisition of the Quest Interests on July 16, 2013, partially offset by $3.4 million in reduced expenses from consolidating operations in Frisco and no restructuring charges in 2014. During the year ended December 31, 2013, we recorded Earth911 and YouChange nonrecurring restructuring charges of approximately $1.7 million.

Operating expenses also included depreciation and amortization of $3.8 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively, an increase of $2.0 million primarily due to increased amortization beginning July 17, 2013 from the recognition of $19.0 million of amortizable intangible assets related to the acquisition of the Quest Interests.

Interest and Other Expenses

Interest and other expenses were $6.0 million in 2014 versus $5.7 million in 2013, an increase of $300,000.  The increase was primarily due to an increase in interest expense and financing cost of $4.2 million in 2014 compared to 2013 from the $22.0 million of long-term Sellers’ Notes incurred as part of the acquisition of the Quest Interests on July 16, 2013.  This was partially offset by a reduction of $3.8 million in interest and financing cost related to the Stockbridge Convertible Note and related warrants that we retired in 2013.  See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the Sellers’ Notes and the Stockbridge Convertible Note.  We expect a significant reduction in interest expense and financing cost in 2015 due to the retirement of the Sellers’ Notes totaling $22.0 million in September 2014 and the elimination of the related $4.2 million of expense incurred in 2014.

Equity in Quest Income

Equity in Quest income for the year ended December 31, 2013 was approximately $700,000.  Equity in Quest income decreased to zero for the year ended December 31, 2014 as a result of changing from the equity method through July 16, 2013 to consolidation after July 16, 2013 upon the acquisition of the Quest Interests.

Net Loss

The net loss for the year ended December 31, 2014 was $9.9 million compared with a net loss of $17.8 million for the year ended December 31, 2013. The explanations above detail the majority of the changes related to the net loss on a year-to-year basis.

Loss Per Share

The loss per share on a basic and diluted basis was $(0.10) for the year ended December 31, 2014 compared with a loss per share of $(0.23) for the year ended December 31, 2013.  The weighted average number of shares of common stock outstanding increased from 77.1 million as of December 31, 2013 to 100.6 million as of December 31, 2014. The increase in the weighted average share count in 2014 was primarily from our acquisition of the Quest Interests on July 16, 2013, which included the issuance of 22.0 million shares of common stock to the sellers, the sale of 10.2 million shares in 2014, and the conversion of debt into 5.6 million shares in 2014.

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

EBITDAS

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, and stock-related non-cash charges, or EBITDAS, to evaluate our performance. EBITDAS is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that EBITDAS be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The following table reflects the EBITDAS for the years ended December 31, 2014 and 2013, respectively:

RECONCILIATION OF NET LOSS TO EBITDAS

	As Reported
	Years Ended December 31,
	2014	2013
Net loss	$(9,897,678)	$(17,799,351)

Interest expense	4,296,170	4,196,279
Income tax expense	—	—
Depreciation and amortization	3,827,128	1,817,802
Stock-based compensation expense	1,547,769	2,393,248
Other non-cash financing expenses	1,658,531	1,465,000
EBITDAS	$1,431,920	$(7,927,022)

Liquidity and Capital Resources

As of December 31, 2014, we had $3.2 million of cash and cash equivalents and a working capital surplus of $1.3 million, an improvement from the working capital deficit of $5.4 million as of December 31, 2013.

During the year ended December 31, 2014, we received $18.6 million of net proceeds from the issuance of stock and warrants as described in Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, we also retired $22.0 million of debt, of which $11.0 million was repaid with a portion of the proceeds from our public offering and $11.0 million was retired through equity conversions, during the year ended December 31, 2014 as described in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derive our primary sources of funds for conducting our business activities from sales of services, commodities, consulting and advertising, from our credit facilities, and from the placement of our equity securities with investors. We require working capital primarily to increase accounts receivable during sales growth, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, transition adverse economic conditions, fund potential acquisition transactions, and pursue our following goals:

•	expanding sales staff and market reach;
•	expanding and developing our IT infrastructure, operations applications, and mobile strategy;
•	enhancing, developing, and introducing services and offerings;
•	expanding visitors to the Earth911.com website and increasing advertising, sponsorship, and retail product revenue; and
•	expanding our customer base for recycling services.

We believe our existing cash and cash equivalents of $3.2 million, available borrowing capacity under our credit facility as of December 31, 2014 of $4.8 million with an optional $5.0 million accordion feature, and our cash generated from operations will be sufficient to fund our operations for the next 12 months.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $8.6 million and $4.4 million for the years ended December 31, 2014 and 2013, respectively. Cash used in operating activities for the year ended December 31, 2014 includes the net loss of $9.9 million and the net change in operating assets and liabilities of $9.3 million, offset by non-cash items of $10.6 million. The cash used in operating activities for the year ended December 31, 2013 related to the net loss of $17.8 million, offset by non-cash items of $11.8 million and cash provided by the net change in operating assets and liabilities of $1.6 million. The non-cash items were primarily from depreciation, amortization of intangible assets, amortization of debt discounts, amortization of financing costs, stock based compensation, the loss on debt extinguishment, equity income in Quest, and impairment of goodwill. The net changes in operating assets and liabilities are primarily related to changes in accounts receivable, accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins may vary depending on commodity prices, the blend of services, the nature of the contract, and volumes.  Our operating activities may require additional cash in the future depending on how we expand our operations and until such time as we generate positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2014 was $1.0 million. This was primarily from the investment in software development of $800,000 and acquisition of property and equipment of approximately $200,000.  Cash provided by investing activities for the year ended December 31, 2013 was $5.2 million primarily from distributions received from Quest of $1.1 million and the acquisition of $4.2 million of cash as part of the acquisition of the Quest Interests, offset by the purchase of customer lists of $150,000 and property and equipment of approximately $100,000.

Cash Flows from Financing Activities

Cash provided by financing activities was $10.1 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively. Cash provided by financing activities for the year ended December 31, 2014 was primarily due to $18.6 million of net proceeds from the issuance of stock and warrants and $2.5 million of proceeds from our Regions Bank line of credit, partially offset by a repayment of $11.0 million on our related party senior convertible notes.  Cash provided by financing activities for the year ended December 31, 2013 was primarily due to $1.0 million of proceeds under our Stockbridge senior related party secured convertible note and $500,000 of proceeds from our Regions Bank line of credit.

Inflation

We do not believe that inflation had a material impact on us during fiscal 2014 or 2013.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, deferred financing costs, warrant liability, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Collectability of Accounts Receivable

Our accounts receivable consist primarily of amounts due from customers for the performance of services, and we record the amount net of an allowance for doubtful accounts. To record our accounts receivable at its net realizable value, we assess its collectability, which requires a considerable amount of judgment. We perform a detailed analysis of the aging of our receivables, the credit worthiness of our customers, our historical bad debts, and other adjustments. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

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

When performing our Step 2 goodwill impairment testing, we estimate the fair value of our reporting unit based on the weighted average of the (i) Income Approach method (also known as the discounted cash flow, or DCF, method, which utilizes the present value of cash flows to estimate fair value), (ii) Guideline Public Companies method, and (iii) Industry Transactions method. We project the future cash flows for our reporting unit based on our estimates, at that time, of future revenues, operating income, and other factors (such as working capital and capital expenditures). We take into account expected synergies and future growth. The discount rates used in our DCF method are based on a weighted-average cost of capital determined from relevant market comparisons. We apply a terminal value growth rate reflecting our estimated growth rate to the final year of the projected period. We then calculate the present value of the respective cash flows to estimate the fair value under the income approach. Under the market approach, we estimate a fair value based on comparable companies’ market multiples of revenues and earnings before interest, taxes, depreciation and amortization, after considering a control premium. Based on a comparison of the fair value determined to the carrying value, if we determine the goodwill is impaired, we proceed to Step 2. In Step 2, we compare the fair value of all of the assets and liabilities as if the reporting unit was acquired in a business combination to determine the impairment loss to record in order to prevent the goodwill balance from exceeding its implied fair value.

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

Beneficial Conversion Features

We treat the intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which we do not bifurcate, do not account for separately from the convertible note payable, and we may not settle in cash upon conversion, as a discount to the convertible note payable. We amortize this discount over the period from the date of issuance to the note due date using the effective interest method. If we retire the note payable prior to the end of its contractual term, we expense the unamortized discount in the period of retirement to interest expense. In general, we measure the beneficial conversion feature by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.  The beneficial conversion feature was fully amortized on September 24, 2014 with the retirement of the Sellers Notes.

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

•	We measure the expected volatility using the historical daily changes in the market price of our common stock and applicable comparison companies; and
•	We approximate the risk-free interest rate using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.
•	We base forfeitures on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2014 and 2013, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2014 and 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of December 31, 2014 and 2013 consist of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, convertible notes payable, notes payable, capital lease obligations, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in fair value of convertible notes and warrant liability are reported in other income (expense).

The March 29, 2013 valuation was measured at fair value by utilizing the quoted market price for our common stock and the valuation for the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of March 29, 2013. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase 6,905,576 shares of our common stock at $0.37 per share, Warrant 1-1 and Warrant 1-5 had a net number value of $20,233,338. Using the same valuation method, Warrant 1-6 had a net number value of $1,465,000 upon issuance on March 29, 2013. All three warrants were exercised on March 29, 2013. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the exercise of these warrants.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective as to us on January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting ASU 2014-09 on our financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. The update requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years. Early application is permitted. We do not expect the adoption of ASU 2014-12 to have any impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and interim periods within those years. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a significant impact on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2014 that are of significance, or potential significance to us.

Off-Balance Sheet Arrangements

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The remainder of the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.
(b)	Exhibits

Exhibit No.	Exhibit

1.1	Underwriting Agreement, dated September 19, 2014, by and between Quest Resource Holding Corporation and Maxim Group LLC (1)
2.1	Agreement and Plan of Merger, dated as of March 15, 2010, among Bluestar Financial Group, Inc., Bluestar Acquisition Corporation, and Youchange, Inc. (2)

2.4	Agreement and Plan of Merger, dated as of May 21, 2012, among YouChange Holdings Corp, YouChange Merger Subsidiary Corp., and Earth911, Inc., including all amendments thereto (3)

2.7	Securities Purchase Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp., and Quest Resources Group, LLC, Brian Dick, and Jeff Forte (4)

3.1(a)	Second Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (5)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation (6)

4.1	Registration Rights Agreement, dated as of April 18, 2014, by and between Quest Resource Holding Corporation and the Purchasers named therein (7)

4.2	Form of Warrant (8)

10.1†	Severance Agreement, dated as of October 17, 2012, by and between Infinity Resources Holdings Corp. and Barry Monheit (9)

10.2†	Severance Agreement, dated as of October 17, 2012, by and between Earth911, Inc. and Corey Lambrecht (10)

10.5(e)†	2012 Incentive Compensation Plan (11)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (12)

10.5(g)†	Form of Incentive Stock Option Agreement (13)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (14)

10.7	Securities Purchase Agreement, dated March 22, 2012, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the note and warrants issued thereunder (15)

10.8	Allonge to Senior Secured Convertible Note, dated October 10, 2012, by between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (16)

10.9	Second Allonge to Senior Convertible Note, dated March 29, 2013, by and between Earth911, Inc. and Stockbridge Enterprises, L.P., including the warrant issued thereunder (17)

10.10	Stockholders Voting Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp.; Mitchell A. Saltz and Colton Melby; and Brian Dick and Jeff Forte (18)

10.11	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Brian Dick (19)

10.12	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Jeff Forte (20)

10.13	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Brian Dick (21)

10.14	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Jeff Forte (22)

10.15†	Transition Services, Amendment to Severance Agreement, and Release, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Barry M. Monheit (23)

10.16†	Employment Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Brian Dick (24)

10.17†	Consulting Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Jeff Forte (25)

10.18	Master Environmental Services Agreement, dated as of February 1, 2013, by and between Quest Resource Management Group, LLC and Wal-Mart Stores, Inc. (26)

10.19	Loan Agreement, dated as of December 15, 2010, by and between Quest Resource Management Group, LLC and Regions Bank, including all amendments thereto (27)

10.19(a)	Sixth Amendment to Loan Agreement, dated as of May 9, 2014, by and between Quest Resource Management Group, LLC and Regions Bank (28)

10.19(b)	Guaranty, dated as of May 9, 2014, by Quest Resource Holding Corporation and Earth911, Inc. for the benefit of Regions Bank (29)

10.19(c)	Pledge Agreement, dated as of May 9, 2014, by and between Earth911, Inc. and Regions Bank (30)

10.20†	Severance and Change in Control Agreement, dated as of November 7, 2014, by and between Quest Resource Holding Corporation and Laurie L. Latham (31)

10.21†	2014 Employee Stock Purchase Plan (32)

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010, and incorporated herein by reference.

(3)

Filed as Annex A to the Registrant’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on August 27, 2012 and as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2012, and incorporated herein by reference.

(4)	Filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(5)	Filed as Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(6)	Filed as Exhibit 3.2(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(7)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.
(9)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(10)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(11)	Filed as Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 30, 2013.
(12)	Filed as Exhibit 10.5(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(13)	Filed as Exhibit 10.5(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(14)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(15)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(16)	Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(17)	Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2013.
(18)	Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(19)	Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(20)	Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(21)	Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(22)	Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(23)	Filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(24)	Filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.

(25)	Filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(26)	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(27)	Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(28)	Filed as Exhibit 10.19(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(29)	Filed as Exhibit 10.19(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(30)	Filed as Exhibit 10.19(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(31)	Filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014.
(32)	Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 31, 2015	By:	/s/ Brian S. Dick
Brian S. Dick
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 31, 2015	By:	/s/ Laurie L. Latham
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

Signature	Title	Date

/s/ Brian S. Dick	President and Chief Executive Officer (Principal Executive Officer), Director	March 31, 2015
Brian S. Dick

/s/ Laurie L. Latham	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
Laurie L. Latham

/s/ T. Jeffrey Cheney, Jr.	Director	March 31, 2015
T. Jeffrey Cheney, Jr.

/s/ Jeffrey D. Forte	Director	March 31, 2015
Jeffrey D. Forte

/s/ Michael F. Golden	Director	March 31, 2015
Michael F. Golden

/s/ Ronald L. Miller, Jr.	Director	March 31, 2015
Ronald L. Miller, Jr.

/s/ Barry M. Monheit	Director	March 31, 2015
Barry M. Monheit

Signature	Title	Date

/s/ Mitchell A. Saltz	Director	March 31, 2015
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	March 31, 2015
I. Marie Wadecki

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Quest Resource Holding Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Resource Holding Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations, changes in stockholders’ equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP
Semple, Marchal & Cooper, LLP
Certified Public Accountants
Phoenix, Arizona
March 31, 2015

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,154,540	$2,676,984
Accounts receivable, less allowance for doubtful accounts of $760,917 and $319,735 as of December 31, 2014 and 2013, respectively	29,631,843	20,849,140
Prepaid expenses and other current assets	684,032	404,788
Total current assets	33,470,415	23,930,912

Goodwill	58,337,290	58,337,290
Intangible assets, net	15,115,617	17,636,964
Property and equipment, net, and other assets	753,493	741,377
Total assets	$107,676,815	$100,646,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,250,000	$2,750,000
Accounts payable and accrued liabilities	26,621,907	26,263,525
Deferred revenue and other current liabilities	282,189	275,995
Total current liabilities	32,154,096	29,289,520

Long-term senior secured convertible notes - related parties, net of $4,656,934 discount as of December 31, 2013	—	17,343,066
Other long-term liabilities	45,206	33,067
Total liabilities	32,199,302	46,665,653

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 111,601,304 and 95,814,565 shares issued and outstanding as of December 31, 2014 and 2013, respectively	111,601	95,815
Additional paid-in capital	150,789,292	119,410,777
Accumulated deficit	(75,423,380)	(65,525,702)
Total stockholders’ equity	75,477,513	53,980,890
Total liabilities and stockholders’ equity	$107,676,815	$100,646,543

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Revenue	$174,453,667	$67,504,540
Cost of revenue	160,185,976	62,430,670
Gross profit	14,267,691	5,073,870
Operating expenses:
Selling, general and administrative	14,383,540	12,660,789
Depreciation and amortization	3,827,128	1,817,802
Gain on equity interest in Quest Resource Management Group, LLC	—	(23,449,372)
Impairment of goodwill	—	26,850,039
Total operating expenses	18,210,668	17,879,258
Operating loss	(3,942,977)	(12,805,388)
Other expense:
Interest expense	(4,296,170)	(4,196,279)
Loss on extinguishment of debt	(1,658,531)	—
Financing cost for senior convertible note - related parties	—	(1,465,000)
Total other expense, net	(5,954,701)	(5,661,279)
Loss before taxes and equity income	(9,897,678)	(18,466,667)
Equity in Quest Resource Management Group, LLC income	—	667,316
Loss before taxes	(9,897,678)	(17,799,351)
Income tax expense	—	—
Net loss	$(9,897,678)	$(17,799,351)

Net loss applicable to common stockholders	$(9,897,678)	$(17,799,351)
Net loss per share
Basic and Diluted	$(0.10)	$(0.23)
Weighted average number of common shares outstanding
Basic and Diluted	100,554,314	77,055,327

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	58,040,230	$58,040	$30,708,473	$(47,726,351)	$(16,959,838)
Stock-based compensation	—	—	2,194,390	—	2,194,390
Discount senior secured convertible note – related parties	—	—	6,500,000	—	6,500,000
Common stock issued for services	69,017	69	198,789	—	198,858
Common stock issued for Quest Resource Management Group, LLC	22,000,000	22,000	54,978,000	—	55,000,000
Note conversions and discounts	8,472,539	8,473	3,140,020	—	3,148,493
Warrant conversions	7,232,779	7,233	21,691,105	—	21,698,338
Net loss	—	—	—	(17,799,351)	(17,799,351)
Balance, December 31, 2013	95,814,565	95,815	119,410,777	(65,525,702)	53,980,890
Stock-based compensation	—	—	1,637,022	—	1,637,022
Sale of common stock and warrants, net of issuance costs	10,192,500	10,192	18,566,826	—	18,577,018
Note and accrued interest conversions	5,573,831	5,574	11,124,687	—	11,130,261
Common stock issued for services	20,408	20	49,980	—	50,000
Net loss	—	—	—	(9,897,678)	(9,897,678)
Balance, December 31, 2014	111,601,304	$111,601	$150,789,292	$(75,423,380)	$75,477,513

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,897,678)	$(17,799,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	292,067	209,375
Amortization of intangibles	3,535,061	1,608,427
Amortization of debt discount and deferred financing costs	2,998,403	3,297,522
Loss on extinguishment of debt	1,658,531	—
Interest converted to common stock	105,261	—
Loss on sale/disposition of property and equipment	—	(9,246)
Equity in Quest Resource Management Group, LLC income	—	(667,316)
Provision for doubtful accounts	441,338	89,005
Stock-based compensation	1,547,769	2,393,248
Financing costs for senior convertible note - related parties	—	1,465,000
Gain on equity interest in Quest Resource Management Group, LLC	—	(23,449,372)
Impairment of goodwill	—	26,850,039
Changes in operating assets and liabilities:
Accounts receivable	(9,224,041)	(5,246,794)
Prepaid expenses and other current assets	(279,244)	42,045
Security deposits and other assets	(123,764)	80,205
Accounts payable and accrued liabilities	358,382	6,625,241
Deferred revenue and other current liabilities	(3,662)	68,537
Other long-term liabilities	32,154	—
Net cash used in operating activities	(8,559,423)	(4,443,435)
Cash flows from investing activities:
Purchase of property and equipment	(180,419)	(65,107)
Proceeds from sale of property and equipment	—	22,788
Capitalized software development	(839,605)	—
Acquisition of customer lists	—	(150,000)
Purchase of interest – Quest Resource Management Group, LLC	—	4,235,671
Distributions received from Quest Resource Management Group, LLC	—	1,114,304
Net cash (used in) provided by investing activities	(1,020,024)	5,157,656
Cash flows from financing activities:
Proceeds from senior related party secured convertible note	—	1,000,000
Proceeds from line of credit	2,500,000	500,000
Proceeds from sale of capital stock, net of issuance costs	18,577,018	—
Repayments of notes payable	—	33,067
Repayments capital lease obligations	(20,015)	(56,032)
Repayments of senior convertible notes – related party	(11,000,000)	—
Net cash provided by financing activities	10,057,003	1,477,035
Net increase in cash and cash equivalents	477,556	2,191,256
Cash and cash equivalents at beginning of period	2,676,984	485,728
Cash and cash equivalents at end of period	$3,154,540	$2,676,984

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

On July 16, 2013, we acquired the membership interests of Quest held by Quest Resource Group LLC (“QRG”), comprising 50% of Quest (the “Quest Interests”).  Prior to July 16, 2013, our wholly owned subsidiary, Earth911, held the remaining 50% membership interest of Quest.  Upon acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now owns Quest, and Quest is now our indirect wholly owned subsidiary. We consolidated Quest in these financial statements for the period from July 16, 2013 to December 31, 2013 and for the year ended December 31, 2014.

On October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our shares of common stock authorized for issuance to 200,000,000, and changed our trading symbol to “QRHC.”

Operations – We are an environmental solutions company that serves as a single-source provider of full service recycling and waste stream management solutions, as well as environmental program services and information provider. We offer innovative, cost-effective, one-stop reuse, recycling, and waste disposal management programs designed to provide regional and national customers with a single point of contact for managing a variety of recyclables and disposables. One customer accounted for 59% and 76% of revenue for the years ended December 31, 2014 and 2013, respectively.  We also own the Earth911.com website, offering original online environmental related content about reuse, recycling, and disposal of waste and recyclables, and we own a comprehensive online database of local recycling and proper disposal options.  Our principal offices are located in Frisco, Texas.

Liquidity – During 2013, we restructured and relocated operations of Earth911 and YouChange to reduce future operating expenses and streamline management. On April 18, 2014 and September 24, 2014, we issued 1,192,500 and 9,000,000 shares of common stock, respectively, to third-parties for an aggregate of $18,577,018.  See Note 12 for a discussion of the equity sales.  We expect that the acquisition of the Quest Interests will provide increased cash flow from operations. In addition, we plan to increase working capital by increasing sales, maintaining efficient operating expenses, and through other initiatives, which may include additional debt and/or equity financings, as necessary.

Pro forma Year Ended December 31, 2013 Operating Results – As discussed above and in Note 8 to these financial statements, we previously accounted for Quest as an equity investment. On July 16, 2013, we acquired the remaining 50% membership interests of Quest, and now hold 100% of the membership interests of Quest. The accompanying financial statements consolidate the results of operations of Quest from the date of acquisition.

The following table summarizes our pro forma consolidated operating results for the year ended December 31, 2013, assuming Quest had been a wholly owned subsidiary since January 1, 2013 and 100% of Quest’s operations were included:

Pro forma
Year ended December 31,
2013
(Unaudited)
Consolidated operating statement information:
Net sales	$136,361,242
Gross profit	$11,427,971
Loss from operations	$(11,798,709)
Net loss	$(17,128,720)

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation and Reclassifications

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2014 and 2013, as well as the equity method accounting for its investment in Quest through July 15, 2013.

As Quest, Earth911, and YouChange are deemed to be operating as ecology based green service companies, no segment reporting was deemed necessary.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Through July 16, 2013, Quest was deemed to be a separate operating company, and as such, there were no intercompany transactions that required elimination at that time. All other intercompany accounts and transactions have been eliminated in consolidation, including transactions between QRHC and Quest subsequent to July 16, 2013. Certain reclassifications have been made to prior year balances to conform to the current year presentation that did not have an effect on our net loss or net loss per share.

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

We use significant estimates when accounting for the collectability of accounts receivable, depreciable lives of fixed assets and intangible assets, accruals, assumptions used in the valuation and recognition of share-based payments and warrant liability, the realization of goodwill and intangible assets, deferred tax assets, the equity method investment in Quest, and the application of accounting for the senior secured convertible notes, all of which are discussed in their respective notes to the consolidated financial statements.

Revenue Recognition

We recognize revenue only when all of the following criteria have been met:

•persuasive evidence of an arrangement exists;

•delivery has occurred or services have been rendered;

•the fee for the arrangement is fixed or determinable; and

•collectability is reasonably assured.

Persuasive Evidence of an Arrangement – We document all terms of an arrangement in a service agreement or quote signed or confirmed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed – We perform all services or deliver all products prior to recognizing revenue. Services are deemed to be performed when the services are complete.

The Fee for the Arrangement is Fixed or Determinable – Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the quote, service agreement, or accepted customer purchase order.

Collectability Is Reasonably Assured – We assess collectability on a customer by customer basis based on criteria outlined by management.

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross and record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated and determine amounts earned using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record the net amounts as management fees earned. Currently, we have no contracts accounted for as management fees.

Earth911 revenue primarily represents licensing fees that are recognized ratably over the term of the license. We derive some revenue from advertising contracts, which is also recognized ratably over the term that the advertisement appears on our website.

Cash and Cash Equivalents

We consider all highly liquid instruments with a remaining maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each customer’s financial condition and is generally unsecured. Accounts receivable are typically due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheet. Accounts are considered past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

the length of time trade accounts are past due, our previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period we receive the payment.

As of December 31, 2014 and 2013, we have established an allowance of $760,917 and $319,735, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivables only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2014 and 2013 were as follows:

	Years ended December 31,
	2014	2013
Beginning balance	$319,735	$7,398
Allowance from Quest acquisition	—	263,887
Bad debt expense, net of recoveries	441,338	62,017
Uncollectible accounts written off	(156)	(13,567)
Ending balance	$760,917	$319,735

Inventories

Inventories consist of used consumer electronics and computer devices and are stated at the lower of cost (average cost method which approximates first-in, first-out) or market. We determine cost based on our estimate of the “collection” value of each item, which is what we then pay the supplier. We establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory and current and expected market conditions. We record inventories within “Prepaid expenses and other current assets” within our consolidated balance sheet.  As of December 31, 2014 and 2013, finished goods inventories were $30,759 and $3,251, respectively, consisting of a waste compactor at December 31, 2014 and composite heaters at December 31, 2013, with no reserve for inventory obsolescence at either date.

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

Stock Options - We estimate the fair value of stock options on grant date in accordance with ASC Topic 718, Stock Compensation, using the Black-Scholes-Merton valuation model. Significant assumptions used in the calculation are as follows:

•

Expected term is determined in accordance with SEC Staff Accounting Bulletin No. 107 using the simplified method for plain vanilla options by the average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

•	Expected volatility is measured using the historical changes in the market price of our common stock and applicable comparison companies;
•	Risk-free interest rate is used to approximate the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and
•	Forfeitures are based on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Warrants - We estimate fair value of the warrant liability using Level 3 inputs for the initial valuation of the warrants using the Black-Scholes-Merton valuation model. The March 29, 2013 cashless exercise value was calculated using Level 1 and 3 inputs from the exercise of all warrants that were exercisable on that date and the quoted common stock market price. See Note 10.

Goodwill and Other Intangible Assets - The fair value of the reporting unit used in the goodwill and other intangible assets impairment analysis performed during 2013 was determined assuming the suspension of funding of future development activities of the reporting unit and anticipated continuing negative cash flows from operations. These were determined to be level 3 inputs.

Property and Equipment

We record property and equipment at cost. We provide for depreciation on the straight-line method, over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the useful life or the remaining term of the related leases. We charge expenditures for repairs and maintenance to operations as incurred; we capitalize renewals and betterments when they extend the useful life of the asset. We record gains and losses on the disposition of property and equipment in the period incurred. We report assets to be disposed of, if any, at the lower of the carrying amount or fair value less costs to sell. Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $292,067, and $209,375, respectively.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Vehicles	5 to 7 years
Computer equipment	3 to 5 years
Office furniture and fixtures	5 to 7 years
Machinery and equipment	5 to 7 years
Leasehold improvements	5 to 7 years

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

Impairment of Long-Lived Assets

We analyze assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date.  The effects of any revision are recorded to operations when the change arises.  We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We carry assets held for sale, if any, at the lower of carrying amount or fair value less selling costs. We did not recognize any impairment charges for long-lived assets during 2014 and 2013.

Goodwill

The excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired is recorded as goodwill.  We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. After evaluating these qualitative factors, an impairment loss was recorded in 2013 because the carrying amount of the reporting unit’s assets exceeded the fair value determined. Any future increases in the fair value amount will not result in an adjustment to the impairment loss recorded in our consolidated financial statements.  See Note 16 regarding the impairment of goodwill recognized during 2013.  We performed our Step 1 goodwill impairment analysis in the third quarter 2014 with no impairment recorded.

Net Loss Per Share

We compute basic net loss per share by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive. These potentially dilutive securities include options, restricted stock units, warrants, and convertible promissory notes (see Notes 7 and 12), and total 18,130,132 shares and 15,164,789 shares at December 31, 2014 and December 31, 2013, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insured level per institution. The bank cash balances on deposit have exceeded federally insured limits, including $4,635,398 at December 31, 2014; however, we have never experienced any losses related to these balances.

We sell our products and services primarily to consumers, advertisers, and businesses without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and related receivable balances:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2014	2	73%	36%
2013	1	76%	31%

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

If we are subject to payment of penalties, we recognize an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return. If we did not recognize the penalty in the period when the position was initially taken, we recognize the expense in the period when we change our judgment about meeting minimum statutory thresholds related to the initial position taken.

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2014 and 2013, advertising expense totaled $72,241 and $29,440, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Stock-Based Compensation

We expense all share-based grants to employees, including grants of employee stock options, based on their estimated fair values at grant date, in accordance with ASC Topic 718, Stock Compensation. We record compensation expense for stock options over the vesting period using the estimated fair value on the date of grant, as calculated using the Black-Scholes-Merton model. We classify all share-based awards to employees as equity instruments and recognize the vesting of the awards ratably over their respective terms. See Note 12 for a description of our share-based compensation plan and information related to awards granted under the plan.

3. Property and Equipment

At December 31, 2014 and 2013, property and equipment consisted of the following:

	As of December 31,
	2014	2013
Vehicles	$544,984	$544,984
Computer equipment	793,109	790,987
Office furniture and fixtures	329,210	239,662
Machinery and equipment	458,257	458,257
Leasehold improvements	101,112	12,363
Property, plant, and equipment, gross	2,226,672	2,046,253
Accumulated depreciation	(1,692,835)	(1,400,768)
Property, plant, and equipment, net	533,837	645,485
Security deposits and other assets	219,656	95,892
Property and equipment, net, and other assets	$753,493	$741,377

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2014	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$3,710,000	$9,010,000
Trademarks	7 years	6,230,000	1,297,917	4,932,083
Patents	7 years	230,683	230,683	—
Software	7 years	1,013,714	25,899	987,815
Customer lists	5 years	307,153	121,434	185,719
Total finite lived intangible assets		$20,501,550	$5,385,933	$15,115,617

December 31, 2013	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$1,166,000	$11,554,000
Trademarks	7 years	6,230,000	407,917	5,822,083
Patents	7 years	230,683	216,951	13,732
Customer lists	5 years	307,153	60,004	247,149
Total finite lived intangible assets		$19,487,836	$1,850,872	$17,636,964

December 31, 2014 and 2013	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $3,535,061 and $1,608,427 for the years ended December 31, 2014 and 2013, respectively. We expect amortization expense to be approximately $3.6 million in the years ending 2015 through 2017, approximately $2.4 million in the year ending 2018, and approximately $1.8 million in the year thereafter.  We have no indefinite-lived intangible assets other than goodwill.  The goodwill is not deductible for tax purposes.

5. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility up to $10,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.66% as of December 31, 2014). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets. Quest had $5,250,000 outstanding and $4,750,000 available to be borrowed as of December 31, 2014.  The amount of interest expense related to the Regions line of credit for the years ended December 31, 2014 and 2013 was $163,607 and $103,031, respectively.

During the year ended December 31, 2014, Quest entered into a Sixth Amendment to the Loan Agreement with Regions. The loan agreement was amended to, among other things, (i) add a $5.0 million accordion feature, (ii) increase the borrowing base, (iii) reduce the applicable margin for eurodollar rate loans by 1.0% per annum, (iv) add an unused fee of 0.25% per annum, (v) extend the maturity date to May 31, 2015, (vi) release the guaranty of our Chief Executive Officer previously executed in favor of Regions, (vii) add our company and our wholly owned subsidiary, Earth911, as guarantors, (viii) allow for permitted acquisitions, and (ix) delete two of the financial covenants and modify the other financial covenants in certain respects.  As of December 31, 2014, we were in compliance with the financial covenants.

In connection with the Sixth Amendment, on May 9, 2014, we and Earth911entered into a Guaranty (the “Guaranty”) for the benefit of Regions to guarantee the obligations of Quest under the loan agreement and other loan documents. In addition, on May 9, 2014,

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Earth911 entered into a Pledge Agreement with Regions, pursuant to which Earth911 pledged to Regions 50% of the membership interests in Quest held by Earth911 to secure the prompt and complete payment and performance of the obligations of Quest and the Guarantors under the loan agreement and other loan documents.

6. Convertible Notes Payable

During the year ended December 31, 2013, $107,500 of principal and $6,493 of interest were converted into 89,942 shares of our common stock.  During the year ended December 31, 2014, $25,000 of principal and $4,001 of interest were converted into 23,201 shares of our common stock.  As of December 31, 2013, the outstanding convertible notes payable and associated accrued interest described below were convertible into approximately 22,841 shares of our common stock. There were no outstanding convertible notes payable as of December 31, 2014.  The amount of interest expense related to the convertible notes payable for the years ended December 31, 2014 and 2013 was $450 and $5,153, respectively.

The following convertible notes payable included within “Deferred revenue and other current liabilities” in our consolidated balance sheets were outstanding as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Convertible note payable to unrelated parties, issuance date of September 2012	$—	$25,000
Total convertible notes payable - short term	—	25,000
Less: unamortized discounts due to beneficial conversion features	—	—
Total convertible notes payable - short term, net of discounts	$—	$25,000

7. Long-Term Debt and Capital Lease Obligations

At December 31, 2014 and 2013, total long-term debt and capital lease obligations outstanding consisted of the following:

	As of December 31,
	2014	2013
Secured convertible notes payable to related parties, 7% interest due monthly in arrears, due July 2016, repayment provisions discussed further below (Net of discount of $4,656,934 as of December 31, 2013)	$—	$17,343,066

Capital lease obligations, imputed interest of 2.65% to 4.75%, with monthly payments of $2,041 and $1,507, respectively, through June 2017, secured by computer equipment	47,250	49,163

Total	47,250	17,392,229
Less: current maturities	(22,853)	(16,096)
Long-term portion	$24,397	$17,376,133

Convertible Secured Promissory Notes – Quest Acquisition - In connection with our acquisition of Quest on July 16, 2013, we issued convertible secured promissory notes with a total principal amount of $22,000,000 to the owners of QRG and related parties: the Chief Executive Officer of Quest and the former President of Quest.  After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and a member of the Board of Directors of our company. The convertible secured promissory notes (collectively, the “Sellers Notes”) were each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 0.5% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and the sellers. The Sellers Notes accrued interest at a rate of 7% per annum and were payable on a monthly basis on the 5th day of the month beginning on September 5, 2013. The principal amount was due and payable in one installment on July 16, 2016.

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

Notes to the Consolidated Financial Statements – Continued

stock splits, reverse stock splits, or both. Based on our share price at the time we entered into the Sellers Notes agreement, we recognized a beneficial conversion feature (“BCF”) of $5,500,000 and discounted the Sellers Notes.

On September 24, 2014, we repaid $11,000,000 of the Sellers Notes using proceeds from our public offering. Additionally, the holders converted the remaining $11,000,000 of Sellers Notes, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock. In accordance with FASB ASC Topic 740-20, Debt with Conversion and Other Options, for the portion of the Sellers Notes retired through conversion to our common stock, the remaining unamortized BCF of $1,658,531 at the time of conversion is reflected as “Interest expense” in our consolidated statement of operations.  Additionally, for the portion of the Sellers Notes repaid in cash, we did not allocate the consideration paid to the BCF, as we determined the intrinsic value was zero as of the extinguishment date, and we recorded the $1,658,531 difference between the carrying amount of the remaining Sellers Notes and the consideration paid as “Loss on extinguishment of debt” in our consolidated statement of operations. Therefore, as of December 31, 2014, the unamortized discount on the Sellers Notes was nil. The amount of interest expense related to the Sellers Notes for the years ended December 31, 2014 and 2013 was $1,126,521 and $708,822, respectively. The amount of interest expense related to the amortization of the discount on the Sellers Notes for the years ended December 31, 2014 and 2013 was $2,998,403 and $843,066, respectively.

Stockbridge Senior Secured Convertible Note - Earth911 had entered into a securities purchase agreement with Stockbridge Enterprises, L.P., a related party (“Stockbridge”), pursuant to which Earth911 issued a senior secured convertible note (the “Convertible Note”) and four warrants to Stockbridge as of March 22, 2012 and as amended on October 10, 2012 and March 29, 2013.  Under the amendments the terms of the note and the warrants were amended and additional warrants were issued to Stockbridge (the “Allonge” and the “Second Allonge”). The Convertible Note and warrants were also adjusted for the Earth911 Merger in October 2012. On July 16, 2013, Stockbridge elected to convert $3,000,000 in principal and $34,500 of accrued interest into 8,382,597 shares of our common stock.

The amended Convertible Note provided for up to $3,000,000 principal with a maturity date of October 1, 2015, which was extendable under certain circumstances. The annual amended interest rate was 9.0% and was due monthly in arrears. Reflecting the adjustment for the Earth911 Merger, the Convertible Note was convertible into shares of our common stock at $0.362 per share prior to the maturity date, subject to a downward formula-based adjustment for future issuances of common stock or stock equivalents under certain conditions whereby the issue price was lower than the conversion price in effect immediately prior to such issue or sale (the “Fixed Conversion Price”). As a result of the Earth911 Merger, a United States exchange listed our common stock, which was a Triggering Event under the Convertible Note; therefore the conversion price was the lower of the Fixed Conversion Price or the average closing bid price during the ten trading days immediately preceding the conversion date.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

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

As of December 31, 2013, the unamortized portion of the debt discount was nil. The amount of interest expense related to the amortization of the discount on the Convertible Note for the year ended December 31, 2013 was $2,313,897.

On March 29, 2013, Stockbridge elected to exercise Warrant 1-1, Warrant 1-5, and Warrant 1-6 with exercisable rights in total to purchase 7,405,576 shares of our common stock at $0.37 per share under the cashless exercise option of the Second Allonge. We determined the net number of shares to issue using the “Cashless Exercise” formula, as amended and restated, as follows:

Net Number of Shares to be Issue =	(A x B) – (A x C)
D

For purposes of the foregoing formula as of March 29, 2013:

A = 7,405,576, the total number of warrant shares with respect to which these warrants were then being exercised.

B = $3.30, the closing price of our common stock plus 0.1% on the date of exercise of the warrant.

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

Capital Leases - Our capital leases are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our consolidated balance sheets.  The amount of interest expense related to our capital leases for the years ended December 31, 2014 and 2013 was $2,406 and $200, respectively.  The following table summarizes future maturities of our capital lease obligations, as of December 31, 2014:

Year Ending December 31,	Amount
2015	$22,853
2016	22,317
2017	2,080

Subtotal	47,250
Less: current maturities	(22,853)
Total	$24,397

8. Investment in Quest Resource Management Group, LLC

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911, our wholly owned subsidiary, which now holds 100% of Quest.  We accounted for the acquisition of Quest under ASC Topic 805, Business Combinations; thereby, the acquisition accounting for the acquired Quest Interests and the step up in basis of the previously owned 50% interest resulted in the following total purchase price for Quest as follows:

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

The operating results of Quest for the relevant periods are presented below:

	Years ended December 31,
	2014	2013
Operating statement information:
Net sales	$173,749,078	$135,211,874
Gross profit	$13,567,651	$10,436,628
Loss from operations	$(873,829)	$(3,684,856)
Net loss	$(1,044,299)	$(3,788,086)
Reported as part of the Quest operations for the relevant periods
Equity in Quest Resource Management Group, LLC income
50% ownership interest	$—	$667,316
Consolidated amounts subsequent to July 16, 2013
100% ownership interest
Net sales	$—	$66,335,172
Gross margin	$—	$4,082,526
Loss from operations	$—	$(5,075,480)
Net loss	$—	$(5,126,033)

As of December 31, 2013, the consolidated balance sheet and the operations reflect the allocation of the purchase price resulting in additional goodwill and intangible assets of $75,985,196 and the related amortization of the intangible assets of $1,608,426 for the period from July 16, 2013 to December 31, 2013, as well as the impairment of goodwill of $26,850,039, partially offset by a gain on the acquired assets of $23,449,372.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

9. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. In our opinion, realization of our net operating loss carryforward is not reasonably assured as of December 31, 2014 and 2013, and we have recorded a valuation allowance of $9,108,000 and $6,582,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss	$5,938,000	$4,212,000
Stock-based compensation	2,702,000	2,103,000
Accrued interest expense	155,000	150,000
Allowance for doubtful accounts	224,000	47,000
Deferred lease liability	89,000	70,000
Total deferred tax assets	9,108,000	6,582,000
Less: valuation allowance	(9,108,000)	(6,582,000)
Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2014	2013
U.S. federal statutory rate applied to pretax income	$(3,365,211)	$(6,051,780)
Permanent differences	455,557	2,739,048
State taxes and other	383,654	1,597,415
Change in valuation allowance	2,526,000	1,715,317
	$—	$—

As of December 31, 2014, we had federal income tax net operating loss carry forwards of approximately $14,800,000, which expire at various dates beginning in 2031. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss.  Such limitation of the net operating losses may have occurred, which we have not fully analyzed at this time as we have fully reserved the deferred tax asset.

As of December 31, 2014, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2015. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2012 to 2014. Tax audits by their very nature are often complex and can require several years to complete.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

10. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, notes payable, capital lease obligations, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

On May 7, 2014, we issued aggregate of 200,000 warrants to purchase shares of our common stock in exchange for services rendered during the year ended December 31, 2014. 100,000 warrants vested immediately, while the remaining 100,000 warrants vest on May 7, 2015.  We measured the warrants at fair value by applying the Black-Scholes-Merton option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton valuation for the warrants that immediately vested on May 7, 2014 were as follows: volatility of 97.6%; risk free interest rate of 0.9%; expected term of 3 years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $1.61 per warrant. As of December 31, 2014, the assumptions used in the Black-Scholes-Merton valuation for the 100,000 warrant liability for the warrants that vest on May 7, 2015 were as follows:  volatility of 89.5%; risk free interest rate of 0.8%; expected term of 2.4 years; and expected dividend yield of 0%.  The fair value of the warrant liability as of December 31, 2014 was $0.52 per warrant.  We based the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We determined the historical volatility using the historical changes in the market price of our common stock and applicable comparison companies.

On May 28, 2014, we issued aggregate 1,650,000 contingent warrants to a third party to purchase shares of our common stock in exchange for services rendered during the year ended December 31, 2014.  450,000 of these warrants vested during 2014, while the remaining 1,200,000 contingent warrants have not yet vested, and we deemed the probability of vesting as remote.  We measured the 450,000 vested warrants during the year ended December 31, 2014 at fair value by applying the Black-Scholes-Merton valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants are as follows: volatility of 93.5%; risk free interest rate of 0.5%; expected term of 2.0 years; and expected dividend yield of 0%. The fair value of the warrant described above as of December 31, 2014 was $0.39 per warrant. We based the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We determined the historical volatility using the historical changes in the market price of our common stock and applicable comparison companies.

We measured the March 29, 2013 fair value of the warrants issued in connection with the Stockbridge Senior Secured Convertible notes by utilizing the quoted market price for our common stock and the valuation for the cashless exercise of Warrant 1-1, Warrant 1-5, and Warrant 1-6 in March 2013, which are Level 1 and Level 2 inputs. These inputs of (i) an observable warrant exercise transaction and (ii) publicly traded market price provided a reasonable basis for valuation for the warrants as of March 29, 2013. Based on that valuation using the $3.00 closing market price and exercisable rights in total to purchase 6,905,576 shares of our common stock at $0.37 per share, Warrant 1-1 and Warrant 1-5 had a net number value of $20,233,338. Using the same valuation method, Warrant 1-6 had a net number value of $1,465,000 upon issuance on March 29, 2013. All three warrants were exercised on March 29, 2013. See Note 7 for further discussion regarding the cashless exercise of these warrants.

The following table summarizes the warrant liability valuation for the two years ended December 31, 2014:

Description	Fair Value Measurements Warrant Liability
Beginning balance, December 31, 2012	$20,233,338
Issuances (Level 3)	1,465,000
Total (gains) or losses (Level 1 and 2)	(21,698,338)
Ending balance, December 31, 2013	$—
Issuances (Level 3)	34,857
Ending balance, December 31, 2014	$34,857

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

11. Commitments and Contingencies

We lease corporate office space in Frisco, Texas under a 60 month, non-cancelable operating lease.  The lease expires in September 2015.  Additionally, we sublease corporate office space in Frisco, Texas under a 16 month, non-cancelable operating sublease.  Finally, we lease corporate office space in Scottsdale, Arizona under a 66 month, non-cancelable operating lease, which we fully reserved in 2013 during the restructuring and relocation of our Earth911 and YouChange operations. The lease expires in March 2017 and provides for a renewal option of 60 months, and was subleased during 2014.  Lease expense totaled $352,670 and $271,383 for the years ended December 31, 2014 and 2013, respectively.

The following is a schedule, by year, of future minimum rental payments required under the operating lease agreements as of December 31, 2014:

Year Ending December 31,	Amount
2015	$121,336
2016	49,365
2017	13,769
$184,470

Our Frisco operating lease agreement and sublease agreement contain provisions that abate rent payments for a period of five months and two months, respectively. The total amount of rental payments due over the lease term is being charged to rent expense using the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is charged to accrued liabilities in the accompanying balance sheets.

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2014 and 2013.

12. Stockholders’ Equity

Preferred Stock - Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock - Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 111,601,304 shares and 95,814,565 shares were issued and outstanding as of December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Sale of common stock and warrants	10,192,500	$18,577,018
Note and interest conversions	5,573,831	11,130,261
Common stock for services	20,408	50,000
	15,786,739	$29,757,279

•	Sale of common stock and warrants –
o

On April 18, 2014, we issued an aggregate of 1,192,500 units (the “Units”) to accredited investors, for an aggregate purchase price of $2,385,000, with each Unit consisting of one share of our common stock and a warrant to purchase

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

one share of our common stock for $2.00 per share. Additionally, we issued an additional 248,500 warrants to third-parties for services provided related to the issuance.
o

On September 24, 2014, we issued an aggregate of 9,000,000 shares of our common stock at a price per share of $1.99, together with warrants to purchase 9,000,000 shares of our common stock at a price per warrant of $0.01, for a total of $2.00 for one share and one warrant, generating $18,000,000 in gross proceeds.

•	Note and interest conversions –
o

The holders of the Sellers Notes converted $11,000,000 of principal, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock.  See Note 7 for a discussion of the conversion.

o	During the year ended December 31, 2014, $25,000 of principal and $4,001 of interest were converted into 23,201 shares of our common stock. See Note 6 for a discussion of the conversion.
•	Common stock for services –
o	We issued 20,408 shares of common stock to consultants for $50,000 of services during the year ended December 31, 2014.

Warrants – During the year ended December 31, 2014, we issued 12,991,000 warrants, no holders exercised warrants, and no warrants expired.  There were 11,241,000 exercisable warrants and 1,750,000 contingent warrants outstanding as of December 31, 2014.  There were no warrants outstanding as of January 31, 2013.

•	Warrants issued in conjunction with sale of common stock –
o

On April 18, 2014, we issued 1,192,500 warrants to accredited investors to purchase one share of our common stock for $2.00 per share as part of a Unit that included a share of our common stock. Additionally, we issued an additional 248,500 warrants to third-parties for services provided related to the issuance.  Each warrant may be exercised by the holder thereof, in such holder’s sole discretion, in whole or in part, any time prior to April 1, 2017.

o

On September 24, 2014, we issued 9,000,000 warrants to purchase 9,000,000 shares of our common stock at a price per warrant of $0.01, as part of the sale of 9,000,000 shares of common stock. We also granted to the underwriters a 45-day option to acquire up to 700,000 additional shares of common stock and/or additional warrants to acquire up to 700,000 shares of common stock. On October 20, 2014, the underwriters exercised their option and acquired additional 700,000 warrants.  The warrants may be exercised for a period of five years at an exercise price of $2.50 per share.

•	Warrants for services –
o

On May 7, 2014, we issued to a third party for services rendered an aggregate of 200,000 warrants to purchase one share of our common stock for $2.65 per share. Of the 200,000 warrants, 100,000 were exercisable immediately and the remaining become exercisable one year from the date of grant based on the achievement of performance conditions. We recorded stock-based compensation expense of $195,814 for the year ended December 31, 2014 related to these warrants.  See Note 10 for a discussion of our Black-Scholes-Merton valuation assumptions.

o

On May 28, 2014, we issued to a third party for services rendered an aggregate of 1,650,000 contingent warrants to purchase one share of our common stock for $4.31 per share. The warrants become exercisable at various times after achieving future performance conditions related to services and revenue targets for Earth911. As these warrants related to internally developed software, we recorded $174,109 to intangible assets for the year ended December 31, 2014 as the third party satisfied the first vesting condition.  Due to the uncertainty of attaining any of the remaining performance conditions, we did not recognize any additional activity for the remaining warrants for the year ended December 31, 2014. See Note 10 for a discussion of our Black-Scholes-Merton valuation assumptions.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The following table summarizes the warrants issued and outstanding as of December 31, 2014:

Warrants Issued and Outstanding as of December 31, 2014
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	04/18/2014	04/01/2017	$2.00	1,441,000
Warrant	05/07/2014	05/07/2017	$2.65	100,000
Warrants	09/24/2014	09/24/2019	$2.50	9,000,000
Warrants	10/20/2014	10/20/2019	$2.50	700,000
Total exercisable warrants				11,241,000
Contingent warrants
Warrant	05/07/2014	05/07/2017	$2.65	100,000
Warrant	05/28/2014	10/31/2016	$4.31	450,000
Warrants	05/28/2014	10/31/2018	$4.31	1,200,000
Total contingent warrants				1,750,000
Total warrants issued and outstanding				12,991,000

Incentive Compensation Plan - In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The purposes of the plan are to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with our performance. The plan is administered by our board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the plan is 7,500,000. Stock compensation expense prior to October 2012 related to options granted prior to the Earth911 Merger that was superseded by the 2012 Plan at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.

Restricted Stock Units – During the year ended December 31, 2014, we granted restricted stock units representing 132,600 hypothetical shares of common stock under the 2012 Incentive Compensation Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on the revenue generated by new business activity of one of our subsidiaries. All payouts of restricted stock units that vest will be exercisable immediately and will be paid in the form of common stock. While we do not anticipate issuing dividends, the restricted stock unit awards will not participate in any dividends prior to vesting.

We determined the fair value of the restricted stock unit awards granted based on the market value of our common stock on the date of grant, which was $3.75 per share. We assumed a forfeiture rate of 0%. We recorded $211,875 of stock-based compensation expense for the year ended December 31, 2014 related to these warrants as the third party satisfied the first vesting condition.  Due to the uncertainty of attaining any of the remaining performance conditions, we recorded no additional stock-based compensation expense for the remaining performance conditions for the year ended December 31, 2014.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved the Quest Resource Holding Corporation 2014 Employee Stock Purchase Plan (the “ESPP”). We recorded expense of $4,863 related to the ESPP during the year ended December 31, 2014.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Stock Options – The following table summarizes the stock option activity from January 1, 2013 through December 31, 2014:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2013	3,350,115	2.00 — 2.79	2.20
Granted	1,150,500	2.05 — 2.65	2.11
Canceled/Forfeited	(358,667)	2.10 — 2.79	2.18
Outstanding at December 31, 2013	4,141,948	2.00 — 3.25	2.48
Granted	1,305,000	1.45 — 3.75	2.77
Canceled/Forfeited	(440,416)	2.05 — 2.10	2.09
Outstanding at December 31, 2014	5,006,532	1.45 — 3.75	2.66

The weighted-average grant-date fair value of options granted was $1.41 and $1.69 for the years ended December 31, 2014 and 2013, respectively.

For the years ended December 31, 2014 and 2013, the intrinsic value of options outstanding was nil and $72,125, respectively, and of options exercisable was nil and $22,500, respectively.

The following additional information applies to options outstanding at December 31, 2014:

Ranges of Exercise Prices	Outstanding at December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2014	Weighted- Average Exercise Price
$1.45 - $3.75	5,006,532	6.5	$2.66	3,301,532	$2.58

The following additional information applies to options outstanding at December 31, 2013:

Ranges of Exercise Prices	Outstanding at December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2013	Weighted- Average Exercise Price
$2.00 - $3.25	4,141,948	8.5	$2.48	2,939,448	$2.63

Stock-based compensation expense for stock based incentive awards was $1,085,217 and $2,194,390 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $2,551,531. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3 years.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2014 and 2013 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013
Expected volatility	94%	105%
Risk-free interest rate	0.92%	1.51%
Expected dividends	0.00%	0.00%
Expected term in years	3.4	5.8

13. Net Loss per Share

We compute basic loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted loss per share calculation because their effect in both 2014 and 2013 would be anti-dilutive.  These potentially dilutive securities include options, restricted stock units, warrants, and convertible promissory notes and totaled 18,130,132 and 15,164,789 shares at December 31, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31,
	2014	2013
Net loss applicable to common stockholders - numerator for basic and diluted earnings per share	$(9,897,678)	$(17,799,351)
Weighted - average common shares outstanding - denominator for basic and diluted earnings per share	100,554,314	77,055,327
Net loss per share:
Basic and diluted	$(0.10)	$(0.23)

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	Years ended December 31,
	2014	2013
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,006,532	4,141,948
Restricted stock units	132,600	—
Warrants	12,991,000	—
Convertible notes	—	11,022,841

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

14. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2014	2013
Supplemental cash flow information:
Cash paid for interest	$1,153,275	$898,757

Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable	$11,025,000	$3,148,493
Common stock issued for services and loan fees	$50,000	$198,858
Warrant liability issued for services	$34,857	$—
Warrants issued for capitalized software purchases	$174,109	$—
Common stock issued for warrant liability – cashless exercise	$—	$21,698,338
Common stock issued for purchase of Quest Resource Management Group, LLC	$—	$55,000,000
Long-term senior secured convertible notes – related party	$—	$22,000,000
Discount to senior convertible note-related party	$—	$6,500,000

15. Related Party Transactions

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

Allonge to the Convertible Note - In October 2012, we amended the Convertible Note. We increased the original principal amount to $3,000,000 from the original $1,000,000 amount. We changed the maturity of the note to October 1, 2014. We changed the conversion rate of the Convertible Note to $0.50 per common share prior to the maturity date and $0.25 per common share after the maturity, subject to certain adjustments. In connection with the amendment, we issued Warrant 1-5 in October 2012 and issued 100,000 shares of our common stock.

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

The Convertible Note was converted and the all of the warrants were either exercised or cancelled in 2013.  See Note 7 for a discussion of the Convertible Note and of the exercise of the related exercisable warrants in 2013.

Acquisition of the Quest Interests - On July 16, 2013, we acquired all of the Quest Interests held by QRG, comprising 50% of the membership interests of Quest.  The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and the Sellers Notes as described in Note 7 in the aggregate principal amount of $22,000,000.  The total purchase price of $77,000,000 was paid to the owners of QRG who at the time of the transaction were related parties: the Chief Executive Officer of Quest and the former President of Quest.  After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer and member of the Board of Directors of our company.  As described in Note 7, on September 24, 2014, we paid $11,000,000 to the holders of the Sellers Notes and such holders converted the remaining $11,000,000 of principal, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock. Unpaid interest related to the Sellers Notes at December 31, 2014 and 2013 is nil and $132,878 respectively.

16. Goodwill Impairment

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

For the year ending December 31, 2013, we recognized $26,850,039 of goodwill impairment based on our goodwill impairment testing.  We determined that the carrying amount of the reporting unit exceeded the fair value and recorded a goodwill impairment charge.  In connection with the acquisition that gave rise to the goodwill, we recorded in 2013 a $23,449,372 gain on our equity method based investment in Quest. The impact of the goodwill impairment and the gain on investment is a net expense of $3,400,667 included in the operating loss for the year ended December 31, 2013.  As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, we performed our goodwill impairment analysis for 2014 with no impairment recorded.