Form 10-Q
period 2015-03-31
Quest Resource Holding Corp
filed 2015-05-15
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were outstanding 111,657,804 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,311,537	$3,154,540
Accounts receivable, less allowance for doubtful accounts of $533,094 and $760,917 as of March 31, 2015 and December 31, 2014, respectively	28,621,862	29,631,843
Prepaid expenses and other current assets	752,015	684,032
Total current assets	32,685,414	33,470,415

Goodwill	58,337,290	58,337,290
Intangible assets, net	14,363,363	15,115,617
Property and equipment, net, and other assets	860,268	753,493
Total assets	$106,246,335	$107,676,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,250,000	$5,250,000
Accounts payable and accrued liabilities	26,379,122	26,621,907
Deferred revenue and other current liabilities	323,521	282,189
Total current liabilities	31,952,643	32,154,096

Other long-term liabilities	44,127	45,206
Total liabilities	31,996,770	32,199,302

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 111,657,804 and 111,601,304 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	111,658	111,601
Additional paid-in capital	151,080,327	150,789,292
Accumulated deficit	(76,942,420)	(75,423,380)
Total stockholders’ equity	74,249,565	75,477,513
Total liabilities and stockholders’ equity	$106,246,335	$107,676,815

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenue	$40,008,609	$38,160,050
Cost of revenue	36,722,933	34,827,635
Gross profit	3,285,676	3,332,415
Operating expenses:
Selling, general, and administrative	3,776,982	2,993,708
Depreciation and amortization	979,137	951,663
Total operating expenses	4,756,119	3,945,371
Operating loss	(1,470,443)	(612,956)
Other expense:
Interest expense	(48,597)	(875,467)
Total other expense	(48,597)	(875,467)
Loss before taxes	(1,519,040)	(1,488,423)
Income tax expense	—	—
Net loss	$(1,519,040)	$(1,488,423)

Net loss applicable to common stockholders	$(1,519,040)	$(1,488,423)
Net loss per share
Basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding
Basic and diluted	111,617,626	95,821,525

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2014	111,601,304	$111,601	$150,789,292	$(75,423,380)	$75,477,513
Stock-based compensation	—	—	291,092	—	291,092
Shares issued for vested restricted stock units	56,500	57	(57)	—	—
Net loss	—	—	—	(1,519,040)	(1,519,040)
Balance, March 31, 2015	111,657,804	$111,658	$151,080,327	$(76,942,420)	$74,249,565

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,519,040)	$(1,488,423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	76,046	69,567
Amortization of intangibles	903,091	882,096
Amortization of debt discount and deferred financing costs	—	451,642
Provision for doubtful accounts	—	41,338
Stock-based compensation	285,156	162,995
Changes in operating assets and liabilities:
Accounts receivable	1,009,981	(785,408)
Prepaid expenses and other current assets	(67,983)	(148,483)
Security deposits and other assets	(12,677)	332
Accounts payable and accrued liabilities	(236,849)	(2,800,411)
Deferred revenue and other current liabilities	41,332	108,014
Other long-term liabilities	4,557	—
Net cash provided by (used in) operating activities	483,614	(3,506,741)
Cash flows from investing activities:
Purchase of property and equipment	(170,144)	(6,698)
Purchase of capitalized software development	(150,837)	(77,425)
Net cash used in investing activities	(320,981)	(84,123)
Cash flows from financing activities:
Proceeds from line of credit	—	2,000,000
Repayments of capital lease obligations	(5,636)	(3,952)
Net cash provided by (used in) financing activities	(5,636)	1,996,048
Net increase (decrease) in cash and cash equivalents	156,997	(1,594,816)
Cash and cash equivalents at beginning of period	3,154,540	2,676,984
Cash and cash equivalents at end of period	$3,311,537	$1,082,168

Supplemental cash flow information:
Cash paid for interest	$48,521	$423,826

Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable	$—	$29,001
Common stock issued for vested restricted stock units	$57	$—

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company, Description of Business, and Future Liquidity Needs

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“YouChange”) (collectively, “QRHC,” the “Company,” “we,” “us,” or “our company”).

Operations – We are an environmental solutions company that serves as a single-source provider of full service recycling and waste stream management solutions, as well as an environmental program services and information provider. We offer innovative, cost-effective, one-stop reuse, recycling, and waste disposal management programs designed to provide regional and national customers with a single point of contact for managing a variety of recyclables and disposables. Two customers accounted for 61.5% and 76.1% of revenue for the three months ended March 31, 2015 and 2014, respectively.  We also own the Earth911.com website, offering original online environmental related content about reuse, recycling, and disposal of waste and recyclables, and we own a comprehensive online database of local recycling and proper disposal options. Our principal offices are located in Frisco, Texas.

Liquidity – As of March 31, 2015 and December 31, 2014, our working capital balance was $732,771 and $1,316,319, respectively.  We plan to increase liquidity by increasing our sales and operating leverage, in addition to other initiatives, which may include additional debt and/or equity financings.

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation, and Reclassifications

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2015, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2014 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, and YouChange are operating as ecology based green service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation that did not have an effect on our net loss or net loss per share. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross and record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Currently, we have no contracts accounted for as management fees.

Earth911 revenue primarily represents licensing fees that we recognize ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. These potentially dilutive securities include options, restricted stock units, warrants, and convertible promissory notes, and totaled 16,832,380 and 15,096,948 shares at March 31, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders - numerator for basic and diluted earnings per share	$(1,519,040)	$(1,488,423)
Weighted average common shares outstanding - denominator for basic and diluted earnings per share	111,617,626	95,821,525
Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	4,965,280	4,096,948
Restricted stock units	76,100	—
Warrants	11,791,000	—
Convertible notes	—	11,000,000
	16,832,380	15,096,948

Inventories

We record inventories within “Prepaid expenses and other current assets” within our condensed consolidated balance sheets.  As of March 31, 2015 and December 31, 2014, all inventories were finished goods with a balance of $41,544 and $30,759, respectively, and consisted of waste disposal equipment, with no reserve for inventory obsolescence at either date.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. Property and Equipment, Net, and Other Assets

At March 31, 2015 and December 31, 2014, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Property and equipment, net of accumulated depreciation of $1,768,881 and $1,692,835 as of March 31, 2015 and December 31, 2014, respectively	$627,935	$533,837
Security deposits and other assets	232,333	219,656
Property and equipment, net, and other assets	$860,268	$753,493

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. The depreciation expense related to property and equipment was $76,046 and $69,567 for the three months ended March 31, 2015 and 2014, respectively.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2015 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$4,346,000	$8,374,000
Trademarks	7 years	6,230,000	1,520,417	4,709,583
Patents	7 years	230,683	230,683	—
Software	7 years	1,164,551	55,132	1,109,419
Customer lists	5 years	307,153	136,792	170,361
Total finite lived intangible assets		$20,652,387	$6,289,024	$14,363,363

December 31, 2014	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$3,710,000	$9,010,000
Trademarks	7 years	6,230,000	1,297,917	4,932,083
Patents	7 years	230,683	230,683	—
Software	7 years	1,013,714	25,899	987,815
Customer lists	5 years	307,153	121,434	185,719
Total finite lived intangible assets		$20,501,550	$5,385,933	$15,115,617

March 31, 2015 (Unaudited) and December 31, 2014	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $903,091 and $882,096 for the three months ended March 31, 2015 and 2014, respectively. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility up to $10,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.67% as of March 31, 2015). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets. Quest had $5,250,000 outstanding and $4,750,000 available to be borrowed as of March 31, 2015. The amount of interest expense related to the Regions line of credit for the three months ended March 31, 2015 and 2014 was $35,050 and $43,080, respectively.

On May 9, 2014, Quest entered into a Sixth Amendment to Loan Agreement with Regions. The loan agreement was amended to, among other things, (i) add a $5.0 million accordion feature, (ii) increase the borrowing base, (iii) reduce the applicable margin for eurodollar rate loans by 1.0% per annum, (iv) add an unused fee of 0.25% per annum, (v) extend the maturity date to May 31, 2015, (vi) release the guaranty of our Chief Executive Officer previously executed in favor of Regions, (vii) add our company and our wholly owned subsidiary, Earth911, as guarantors, (viii) allow for permitted acquisitions, and (ix) delete two of the financial covenants and modify the other financial covenants in certain respects.  As of March 31, 2015, we were in compliance with the financial covenants.

In connection with the Sixth Amendment, on May 9, 2014, QRHC and Earth911(collectively, the “Guarantors”) entered into a Guaranty (the “Guaranty”) for the benefit of Regions to guarantee the obligations of Quest under the loan agreement and other loan documents. In addition, on May 9, 2014, Earth911 entered into a Pledge Agreement with Regions, pursuant to which Earth911 pledged to Regions 50% of the membership interests in Quest held by Earth911 to secure the prompt and complete payment and performance of the obligations of Quest and the Guarantors under the loan agreement and other loan documents.

On May 13, 2015, Quest and Regions made amendments to the loan agreement as discussed in Note 11 — Material Subsequent Events.

6. Capital Lease Obligations

At March 31, 2015 and December 31, 2014, total capital lease obligations outstanding consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Capital lease obligations, imputed interest at 4.75%, with monthly payments of $1,507, through November 2016, secured by computer equipment	$41,614	$47,250
Total	41,614	47,250
Less: current maturities	(23,171)	(22,853)
Long-term portion	$18,443	$24,397

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended March 31, 2015 and 2014 was $487 and $638, respectively.

7. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not expected to be realized. In our opinion, realization of our net operating loss carryforward was not reasonably assured as of March 31, 2015 and December 31, 2014, and we have recorded a valuation allowance of $9,713,000 and $9,108,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2015 and December 31, 2014, we had federal income tax net operating loss carryforwards of approximately $16,000,000 and $14,800,000, respectively, which expire at various dates beginning in 2031.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, capital lease obligations, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

On May 7, 2014, we issued an aggregate of 200,000 warrants to purchase shares of our common stock to a consultant in exchange for services rendered during 2014.  Of these warrants, 100,000 vested immediately, and resulted in no expense recorded for the three months ended March 31, 2015.  The remaining 100,000 warrants, which we classified as a liability, vested on May 7, 2015, subject to performance conditions.  We measured the warrants at fair value by applying the Black-Scholes-Merton valuation model, which utilizes Level 3 inputs. As of March 31, 2015, the assumptions used in the Black-Scholes-Merton valuation for the 100,000 warrants that vested on May 7, 2015 were as follows: volatility of 81.1%; risk free interest rate of 0.59%; expected term of 2.1 years; and expected dividend yield of 0%. The grant date fair value of the warrant valuation described above was $0.32 per warrant. We based the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We determined the historical volatility using the historical changes in the market price of our common stock and applicable comparable companies.  We report the warrant liability in “Accounts payable and accrued liabilities” within our balance sheets.  Our warrant liability was $28,921 and $34,857 at March 31, 2015 and December 31, 2014, respectively.

9. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 111,657,804 and 111,601,304 shares were issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Shares issued for vested restricted stock units	56,500	$57
	56,500	$57
•	Shares issued for vested restricted stock units –
o	On March 5, 2015, we issued 56,500 shares to an employee for the restricted stock units that vested and were expensed during fiscal year 2014.

During the three months ended March 31, 2014, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Shares issued upon conversion of note	23,201	$29,001
	23,201	$29,001
•	Shares issued upon conversion of note –
o

During September 2012, we issued a convertible note payable to an unrelated party.  During the three months ended March 31, 2014, $25,000 of principal and $4,001 of interest were converted into 23,201 shares of our common stock.

Warrants – During the three months ended March 31, 2015 and 2014, we did not issue any warrants and no holders exercised warrants.  During the three months ended March 31, 2015, a third party forfeited 1,200,000 contingent warrants, with no corresponding expirations during the three months ended March 31, 2014.  At March 31, 2015, we had outstanding exercisable warrants to purchase 11,691,000 shares of common stock and contingent warrants to purchase 100,000 shares of common stock.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	Warrants for services –
o

On May 7, 2014, we issued to a third party for services rendered an aggregate of 200,000 warrants to purchase 200,000 shares of our common stock at $2.65 per share. Of the 200,000 warrants, 100,000 were exercisable immediately and the remaining become exercisable one year from the date of grant based on the achievement of performance conditions. Due to the decline in the fair value of these warrants, we recorded a reduction of stock-based compensation expense of $5,936 for the three months ended March 31, 2015 related to these warrants. See Note 8 for a discussion of our Black-Scholes-Merton valuation assumptions.

o

On May 28, 2014, we issued to a third party for services rendered an aggregate of 1,650,000 contingent warrants to purchase 1,650,000 shares of our common stock at $4.31 per share. The warrants become exercisable at various times after achieving future performance conditions related to services and revenue targets for Earth911. During the three months ended March 31, 2015, we terminated the contract with the third party, resulting in the forfeiture of 1,200,000 unvested warrants.  Due to the uncertainty of attaining any of the performance conditions, we had not recognized any additional expense for the non-vested warrants.  As these warrants related to internally developed software, we did not capitalize any costs or recognize any expense for the three months ended March 31, 2015.

The following table summarizes the warrants issued and outstanding as of March 31, 2015:

Warrants Issued and Outstanding as of March 31, 2015
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	04/18/2014	04/01/2017	$2.00	1,441,000
Warrant	05/07/2014	05/07/2017	$2.65	100,000
Warrant	05/28/2014	10/31/2016	$4.31	450,000
Warrants	09/24/2014	09/24/2019	$2.50	9,000,000
Warrants	10/20/2014	10/20/2019	$2.50	700,000
Total exercisable warrants				11,691,000
Contingent warrants
Warrant	05/07/2014	05/07/2017	$2.65	100,000
Warrants	05/28/2014	10/31/2018	$4.31	1,200,000
Less warrants cancelled				(1,200,000)
Total contingent warrants				100,000
Total warrants issued and outstanding				11,791,000

Restricted Stock Units – During April 2014, we granted restricted stock units representing 132,600 shares of common stock under our 2012 Incentive Compensation Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on the revenue generated by new business activity of one of our subsidiaries. All payouts of restricted stock units that vest will be exercisable immediately and will be paid in the form of common stock. While we do not anticipate issuing dividends, the restricted stock unit awards will not participate in any dividends prior to vesting.

We determined the fair value of the restricted stock unit awards granted based on the market value of our common stock on the date of grant, which was $3.75 per share. We assumed a forfeiture rate of 0%. Due to the uncertainty of attaining any of the remaining performance conditions, we recorded no additional stock-based compensation expense for the remaining performance conditions for the three months ended March 31, 2015. We issued 56,500 shares during the three months ended March 31, 2015 for the restricted stock units that vested during 2014.  As of March 31, 2015 and December 31, 2014, outstanding restricted stock units totaled 76,100 and 132,600, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved the Quest Resource Holding Corporation 2014 Employee Stock Purchase Plan (the “ESPP”). We recorded expense of $9,726 related to the ESPP during the three months ended March 31, 2015.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock Options – The following table summarizes the stock option activity for the three month period ended March 31, 2015:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2014	5,006,532	1.45 — 3.75	2.66
Granted	45,000	1.28 — 1.46	1.30
Canceled/Forfeited	(86,252)	2.05 — 2.10	2.05
Outstanding at March 31, 2015	4,965,280	1.28 — 3.75	2.65

10. Related Party Transactions

Acquisition of the Quest Interests – On July 16, 2013, we acquired all of the Quest Interests held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest Resource Management Group, LLC, or Quest. The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and convertible secured promissory notes (collectively, the “Sellers’ Notes”) in the aggregate principal amount of $22,000,000. The total purchase price of $77,000,000 was paid to the owners of QRG who at the time of the transaction were related parties: the Chief Executive Officer of Quest and the former President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and member of the Board of Directors of our company. On September 24, 2014, we paid $11,000,000 to the holders of the Sellers’ Notes and such holders converted the remaining $11,000,000 of principal, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock. For the three months ended March 31, 2014, we recognized interest expense of $379,726, with no comparable interest expense for the three months ended March 31, 2015.

11. Material Subsequent Events

On May 13, 2015, Quest entered into a Seventh Amendment to Loan Agreement with Regions. The loan agreement was amended to, among other things, (i) reduce the applicable margin for eurodollar rate loans by 0.25% per annum, (ii) extend the maturity date to May 13, 2018, and (iii) modify the permitted acquisitions in certain respects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Report on Form 10-K for the year ended December 31, 2014. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in our Report on Form 10-K for the year ended December 31, 2014. Furthermore, such forward-looking statements speak only as of the date of their issuance. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Earth911, held the remaining 50% of the membership interests of Quest for several years.  Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, or QRHC.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of Quest Resource Holding Corporation, Quest, and Earth911.

Three Months Ended March 31, 2015 and 2014 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$40,008,609	$38,160,050
Cost of revenue	36,722,933	34,827,635
Gross profit	3,285,676	3,332,415
Operating expenses:
Selling, general, and administrative	3,776,982	2,993,708
Depreciation and amortization	979,137	951,663
Total operating expenses	4,756,119	3,945,371
Operating loss	(1,470,443)	(612,956)
Interest expense	(48,597)	(875,467)
Income tax expense	—	—
Net loss	$(1,519,040)	$(1,488,423)

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Revenue

Revenue for the three months ended March 31, 2015 was $40.0 million, an increase of $1.8 million over revenue of $38.2 million for the three months ended March 31, 2014. The increase was primarily due to a combination of new and expanded services with customers added in 2015 and 2014, partially offset by a decline in commodity values and the related revenue in the three months ended March 31, 2015.

Cost of Revenue/Gross Profit

Cost of revenue increased $1.9 million to $36.7 million for the three months ended March 31, 2015 from $34.8 million for the three months ended March 31, 2014.  The increase related primarily to the cost of providing services for the increased service and commodity revenue in 2015.  Gross profit was substantially unchanged at $3.3 million for the quarters ended March 31, 2015 and March 31, 2014. The gross profit margin was 8.2% of first quarter 2015 net sales compared with 8.7% in the first quarter of 2014. The decrease in gross profit margin percentage for the three months ended March 31, 2015 was primarily due to the change in the mix of services, decline in commodity prices, and increased cost of certain contracted services.

Margins will be affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the three months ended March 31, 2015, operating expenses increased $810,000 to $4.8 million from $3.9 million for the comparable quarter in 2014. Selling, general, and administrative expenses were $3.8 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $780,000. This change was primarily due to an increase in selling, general, and administrative expenses for servicing increased customer locations in the three months ended March 31, 2015.

Operating expenses also included depreciation and amortization of $980,000 and $950,000 for the three months ended March 31, 2015 and 2014, respectively, which increase primarily relates to amortization for software development costs capitalized subsequent to the first quarter of 2014.

Interest Expenses

For the quarter ended March 31, 2015, total interest expenses decreased $830,000 to $50,000 from $880,000 for the first quarter of 2014 primarily due to the retirement of the Sellers’ Notes totaling $22.0 million in September 2014.

Net Loss

For the three months ended March 31, 2015 and 2014, the net loss was $1.5 million during both periods. The explanations above detail the majority of the changes related to the net loss.

Loss Per Share

The loss per share on a basic and diluted basis was $0.01 for the three months ended March 31, 2015, compared with a loss per share of $0.02 for the comparable quarter in 2014. The weighted average number of shares of common stock outstanding increased to 111.6 million for the quarter ended March 31, 2015 from 95.8 million for the quarter ended March 31, 2014. The increase in the share count was primarily a result of the sales of common stock in April 2014 and September 2014 and the conversion of the Sellers’ Notes in September 2014.

Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

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

The following table reflects the EBITDAS for the three months ended March 31, 2015 and 2014:

RECONCILIATION OF NET LOSS TO EBITDAS

(UNAUDITED)

	As Reported
	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss	$(1,519,040)	$(1,488,423)
Interest expense	48,597	875,467
Income tax expense	—	—
Depreciation and amortization	979,137	951,663
Stock-based compensation expense	285,156	162,995
EBITDAS	$(206,150)	$501,702

Liquidity and Capital Resources

As of March 31, 2015, we had $3.3 million of cash and cash equivalents and working capital of $730,000, a decrease from working capital of $1.3 million as of December 31, 2014.

We derive our primary sources of funds for conducting our business activities from sales of services, commodities, consulting and advertising, from our credit facilities, and from the placement of our equity securities with investors. We require working capital primarily to accommodate increases in accounts receivable associated with our planned sales growth, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, withstand adverse economic conditions, fund potential acquisition transactions, and pursue our following goals:

•	expanding sales staff and market reach;
•	expanding and developing our IT infrastructure, operations applications, and mobile strategy;
•	enhancing, developing, and introducing services and offerings;
•	expanding visitors to the Earth911.com website to increase advertising, sponsorship, and retail product revenue; and
•	expanding our customer base for recycling services.

We believe our existing cash and cash equivalents of $3.3 million, available borrowing capacity under our credit facility as of March 31, 2015 of $4.75 million with an optional $5.0 million accordion feature, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2015 and 2014.

Cash Flows from Operating Activities

Cash provided by operating activities was $480,000 for the three months ended March 31, 2015, compared to $3.5 million of cash used in operating activities for the three months ended March 31, 2014. Cash provided by operating activities for the three months ended March 31, 2015 included the net loss of $1.5 million, offset by non-cash items of $1.3 million and cash provided by the net change in operating assets and liabilities of $740,000. The cash used in operating activities for the three months ended March 31, 2014 related to the net loss of $1.5 million, offset by non-cash items of $1.6 million and cash used in the net change in operating assets and liabilities of $3.6 million. The non-cash items primarily reflect depreciation, amortization of intangible assets, amortization of debt discounts, amortization of financing costs, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities are primarily related to changes in accounts receivable and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from debt and/or equity financings depending on how we expand our operations and until such time as we generate positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 was $320,000.  This was primarily from purchases of property and equipment and costs related to software development. Cash provided by investing activities for the three months ended March 31, 2014 was $80,000 primarily from costs related to software development.

Cash Flows from Financing Activities

Cash used in financing activities was $10,000 for the three months ended March 31, 2015 for the repayment of capital lease obligations.  Cash provided by financing activities was $2.0 million for the three months ended March 31, 2014, primarily from $2.0 million of proceeds from our Regions Bank line of credit.

Inflation

We do not believe that inflation had a material impact on us during the three months ended March 31, 2015 and 2014.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, deferred financing costs, warrant liability, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Collectability of Accounts Receivable

Our accounts receivable consist primarily of amounts due from customers for the performance of services, and we record the amount net of an allowance for doubtful accounts. To record our accounts receivable at their net realizable value, we assess their collectability, which requires a considerable amount of judgment. We perform a detailed analysis of the aging of our receivables, the credit worthiness of our customers, our historical bad debts, and other adjustments. If economic, industry, or specific customer business trends worsen, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

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

Upon recognition of an event, as previously described, we use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We primarily employ the two following methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in an arm’s-length transaction between unrelated willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

Business Combinations

We account for business combinations using the acquisition method of accounting, and accordingly, we record the assets and liabilities of the acquired business at their fair values as of the date of acquisition. We record the excess of the purchase price over the estimated fair value as goodwill. Any change in the estimated fair value of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not exceeding one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. We expense all acquisition costs as incurred. The application of business combination accounting and the assigning of fair value to assets acquired and liabilities assumed requires the use of significant estimates and assumptions. We use information obtained during the acquisition due diligence process, including historic operating results, projected future results, the carrying value of assets and liabilities at the time of acquisition, and input from valuation specialists. To determine the fair value to record, we use this information along with our industry experience and expected returns to estimate (i) the amount at which the asset could be bought or sold or liability settled in an arm’s length transaction between unrelated willing parties and (ii) the present value of expected future cash flows. We include the results of operations of an acquired business in our condensed consolidated financial statements from the acquisition date.

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

Beneficial Conversion Features

We treat the intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which we do not bifurcate, do not account for separately from the convertible note payable, and we may not settle in cash upon conversion, as a discount to the convertible note payable. We amortize this discount over the period from the date of issuance to the note due date using the effective interest method. If we retire the note payable prior to the end of its contractual term, we expense the unamortized discount in the period of retirement to interest expense. In general, we measure the beneficial conversion feature by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.  The beneficial conversion feature was fully amortized as of March 31, 2015 and December 31, 2014 with the retirement of the Sellers Notes during the third quarter of 2014.

Stock Options

We estimate the fair value of stock options using the Black-Scholes-Merton valuation model. Significant Level 3 assumptions used in the calculation were determined as follows:

•

We determine the expected term under the simplified method using an average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term;

•	We measure the expected volatility using the historical daily changes in the market price of our common stock and applicable comparable companies;
•	We approximate the risk-free interest rate using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and
•	We base forfeitures on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of March 31, 2015 and December 31, 2014, we had established a full valuation allowance for all deferred tax assets.

As of March 31, 2015 and December 31, 2014, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of March 31, 2015 and December 31, 2014 consist of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers¸ or ASU 2014-09.   This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB deferred the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date.  This guidance will be effective as to us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-2, Consolidation (Topic 810)–Amendments to the Consolidation Analysis, or ASU 2015-2. ASU 2015-2 applies to entities in all industries and provides a new exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to existing consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity guidance. The targeted changes address most of the concerns of the asset management industry. However, ASU 2015-2 will impact entities across all industries, particularly those that use limited partnerships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015, with early application permitted. We do not expect the adoption of ASU 2014-15 to have a significant impact on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015 that are of significance, or potential significance to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Our indirect wholly owned subsidiary, Quest, entered into a Seventh Amendment to Loan Agreement, dated as of May 13, 2015, or the Amendment, with Regions Bank. Capitalized terms used herein have the meanings set forth in the Loan Agreement (as defined in the Amendment). The Amendment amended the Loan Agreement to, among other things, (i) reduce the applicable margin for eurodollar rate loans by 0.25% per annum, (ii) extend the maturity date to May 13, 2018, and (iii) modify the Permitted Acquisitions in certain respects.

The foregoing description of the Amendment is a summary only and is qualified in its entirety by reference to the full text of the Amendment, which is attached hereto as Exhibit 10.19(d).

Item 6. Exhibits

Exhibit No.	Exhibit
10.19(d)	Seventh Amendment to Loan Agreement, dated as of May 13, 2015, by and between Quest Resource Management Group, LLC and Regions Bank
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 15, 2015	By:	/s/ Brian S. Dick
Brian S. Dick
President and Chief Executive Officer

Date: May 15, 2015	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer