Form 10-Q
period 2015-06-30
Quest Resource Holding Corp
filed 2015-08-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015, there were outstanding 111,714,938 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$541,798	$3,154,540
Accounts receivable, less allowance for doubtful accounts of $537,766 and $760,917 as of June 30, 2015 and December 31, 2014, respectively	31,904,463	29,631,843
Prepaid expenses and other current assets	1,152,475	684,032
Total current assets	33,598,736	33,470,415

Goodwill	58,337,290	58,337,290
Intangible assets, net	13,792,127	15,115,617
Property and equipment, net, and other assets	850,399	753,493
Total assets	$106,578,552	$107,676,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,250,000
Accounts payable and accrued liabilities	25,868,318	26,621,907
Deferred revenue and other current liabilities	249,696	282,189
Total current liabilities	26,118,014	32,154,096

Line of credit	7,250,000	—
Other long-term liabilities	35,232	45,206
Total liabilities	33,403,246	32,199,302

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 111,714,938 and 111,601,304 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	111,715	111,601
Additional paid-in capital	151,510,248	150,789,292
Accumulated deficit	(78,446,657)	(75,423,380)
Total stockholders’ equity	73,175,306	75,477,513
Total liabilities and stockholders’ equity	$106,578,552	$107,676,815

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$42,330,214	$42,514,265	$82,338,823	$80,674,315
Cost of revenue	38,913,605	39,005,550	75,636,538	73,833,185
Gross profit	3,416,609	3,508,715	6,702,285	6,841,130
Operating expenses:
Selling, general, and administrative	3,906,276	3,491,507	7,683,258	6,485,215
Depreciation and amortization	972,334	953,499	1,951,471	1,905,162
Total operating expenses	4,878,610	4,445,006	9,634,729	8,390,377
Operating loss	(1,462,001)	(936,291)	(2,932,444)	(1,549,247)
Other expense:
Interest expense	(42,236)	(890,453)	(90,833)	(1,765,920)
Total other expense	(42,236)	(890,453)	(90,833)	(1,765,920)
Loss before taxes	(1,504,237)	(1,826,744)	(3,023,277)	(3,315,167)
Income tax expense	—	—	—	—
Net loss	$(1,504,237)	$(1,826,744)	$(3,023,277)	$(3,315,167)

Net loss applicable to common stockholders	$(1,504,237)	$(1,826,744)	$(3,023,277)	$(3,315,167)
Net loss per share
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding
Basic and diluted	111,686,685	96,649,466	111,652,346	96,237,784

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2014	111,601,304	$111,601	$150,789,292	$(75,423,380)	$75,477,513
Stock-based compensation	—	—	660,365	—	660,365
Shares issued for vested restricted stock units	56,500	57	(57)	—	—
Shares issued for Employee Stock Purchase Plan options	57,134	57	60,648	—	60,705
Net loss	—	—	—	(3,023,277)	(3,023,277)
Balance, June 30, 2015	111,714,938	$111,715	$151,510,248	$(78,446,657)	$73,175,306

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,023,277)	$(3,315,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146,381	142,461
Amortization of intangibles	1,805,090	1,762,701
Amortization of debt discount and deferred financing costs	—	908,303
Provision for doubtful accounts	2,972	41,338
Stock-based compensation	625,508	580,573
Changes in operating assets and liabilities:
Accounts receivable	(2,275,592)	(3,412,367)
Prepaid expenses and other current assets	(468,443)	(304,610)
Security deposits and other assets	(7,991)	(15,717)
Accounts payable and accrued liabilities	(718,732)	(501,335)
Deferred revenue and other current liabilities	(32,493)	247,059
Other long-term liabilities	1,360	—
Net cash used in operating activities	(3,945,217)	(3,866,761)
Cash flows from investing activities:
Purchase of property and equipment	(235,296)	(52,554)
Purchase of capitalized software development	(481,600)	(437,840)
Net cash used in investing activities	(716,896)	(490,394)
Cash flows from financing activities:
Proceeds from line of credit	2,000,000	2,500,000
Proceeds from the sale of capital stock	60,705	2,385,000
Repayments of capital lease obligations	(11,334)	(7,952)
Net cash provided by financing activities	2,049,371	4,877,048
Net increase (decrease) in cash and cash equivalents	(2,612,742)	519,893
Cash and cash equivalents at beginning of period	3,154,540	2,676,984
Cash and cash equivalents at end of period	$541,798	$3,196,877

Supplemental cash flow information:
Cash paid for interest	$96,459	$732,018

Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable	$—	$29,001
Common stock issued for services and loan fees	$—	$33,333
Warrant liability issued for services	$34,857	$26,826
Common stock issued for vested restricted stock units	$57	$—

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company, Description of Business, and Future Liquidity Needs

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“YouChange”) (collectively, “we,” “us,” or “our company”).

Operations – We are an environmental solutions company that serves as a single-source provider of full service recycling and waste stream management solutions, as well as an environmental program services and information provider. We offer innovative, cost-effective, one-stop reuse, recycling, and waste disposal management programs designed to provide regional and national customers with a single point of contact for managing a variety of recyclables and disposables. Two customers accounted for 59.3% and 75.7% of revenue for the three months ended June 30, 2015 and 2014, respectively.  Two customers accounted for 60.3% and 75.9% of revenue for the six months ended June 30, 2015 and 2014, respectively.  We also own the Earth911.com website, offering original online environmental related content about reuse, recycling, and disposal of waste and recyclables, and we own a comprehensive online database of local recycling and proper disposal options. Our principal offices are located in Frisco, Texas.

Liquidity – As of June 30, 2015 and December 31, 2014, our working capital balance was $7,480,722 and $1,316,319, respectively.

2. Summary of Significant Accounting Policies

Principals of Presentation, Consolidation, and Reclassifications

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2015 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2014 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, and YouChange each operate as ecology based green service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation that did not have an effect on our net loss or net loss per share. Interim results are subject to seasonal variations, and the results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

We recognize revenue only when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the fee for the arrangement is fixed or determinable; and
•	collectability is reasonably assured.

Persuasive Evidence of an Arrangement Exists – We document all terms of an arrangement in a service agreement or quote signed or confirmed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Rendered – We perform all services or deliver all products prior to recognizing revenue. Services are deemed to be performed when the services are complete.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

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

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. These potentially dilutive securities include options, restricted stock units, warrants, and convertible promissory notes, and totaled 16,908,173 and 19,287,215 shares at June 30, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss applicable to common stockholders - numerator for basic and diluted earnings per share	$(1,504,237)	$(1,826,744)	$(3,023,277)	$(3,315,167)
Weighted average common shares outstanding - denominator for basic and diluted earnings per share	111,686,685	96,649,466	111,652,346	96,237,784
Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,041,073	4,996,215
Restricted stock units	76,100	—
Warrants	11,791,000	3,291,000
Convertible notes	—	11,000,000
	16,908,173	19,287,215

Inventories

We record inventories within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.  As of June 30, 2015 and December 31, 2014, all inventories were finished goods with a balance of $13,827 and $30,759, respectively, and consisted of waste disposal equipment, with no reserve for inventory obsolescence at either date.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

3. Property and Equipment, Net, and Other Assets

At June 30, 2015 and December 31, 2014, property and equipment, net, and other assets consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Property and equipment, net of accumulated depreciation of $1,839,216 and $1,692,835 as of June 30, 2015 and December 31, 2014, respectively	$622,752	$533,837
Security deposits and other assets	227,647	219,656
Property and equipment, net, and other assets	$850,399	$753,493

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. The depreciation expense related to property and equipment was $70,335 and $72,894 for the three months ended June 30, 2015 and 2014, respectively.  The depreciation expense related to property and equipment was $146,381 and $142,461 for the six months ended June 30, 2015 and 2014, respectively.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

June 30, 2015 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$4,982,000	$7,738,000
Trademarks	7 years	6,230,000	1,742,917	4,487,083
Patents	7 years	230,683	230,683	—
Software	7 years	1,495,314	83,273	1,412,041
Customer lists	5 years	307,153	152,150	155,003
Total finite lived intangible assets		$20,983,150	$7,191,023	$13,792,127

December 31, 2014	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$3,710,000	$9,010,000
Trademarks	7 years	6,230,000	1,297,917	4,932,083
Patents	7 years	230,683	230,683	—
Software	7 years	1,013,714	25,899	987,815
Customer lists	5 years	307,153	121,434	185,719
Total finite lived intangible assets		$20,501,550	$5,385,933	$15,115,617

June 30, 2015 (Unaudited) and December 31, 2014	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $901,998 and $880,605 for the three months ended June 30, 2015 and 2014, respectively. The amortization expense related to finite lived intangible assets was $1,805,090 and $1,762,701 for the six months ended June 30, 2015 and 2014, respectively.  We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

5. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility up to $10,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.44% as of June 30, 2015). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets. Quest had $7,250,000 outstanding and $2,750,000 available to be borrowed as of June 30, 2015, excluding the $5,000,000 accordion. The amount of interest expense related to the Regions line of credit for the three months ended June 30, 2015 and 2014 was $53,479 and $49,304, respectively.  The amount of interest expense related to the Regions line of credit for the six months ended June 30, 2015 and 2014 was $88,529 and $92,384, respectively.

On May 9, 2014, Quest entered into a Sixth Amendment to Loan Agreement with Regions. The loan agreement was amended to, among other things, (i) add a $5.0 million accordion feature, (ii) increase the borrowing base, (iii) reduce the applicable margin for eurodollar rate loans by 1.0% per annum, (iv) add an unused fee of 0.25% per annum, (v) extend the maturity date to May 31, 2015, (vi) release the guaranty of our Chief Executive Officer previously executed in favor of Regions, (vii) add our company and our wholly owned subsidiary, Earth911, as guarantors (collectively, the “Guarantors”), (viii) allow for permitted acquisitions, and (ix) delete two of the financial covenants and modify the other financial covenants in certain respects.  As of June 30, 2015, we were in compliance with the financial covenants.

In connection with the Sixth Amendment, on May 9, 2014, the “Guarantors” entered into a Guaranty (the “Guaranty”) for the benefit of Regions to guarantee the obligations of Quest under the loan agreement and other loan documents. In addition, on May 9, 2014, Earth911 entered into a Pledge Agreement with Regions, pursuant to which Earth911 pledged to Regions 50% of the membership interests in Quest held by Earth911 to secure the prompt and complete payment and performance of the obligations of Quest and the Guarantors under the loan agreement and other loan documents.

During the six months ended June 30, 2015, Quest entered into a Seventh Amendment to Loan Agreement with Regions. The loan agreement was amended to, among other things, (i) reduce the applicable margin for eurodollar rate loans by 0.25% per annum, (ii) extend the maturity date to May 13, 2018, and (iii) modify the permitted acquisitions in certain respects.

On July 7, 2015, Quest entered into an Eighth Amendment to Loan Agreement with Regions as discussed in Note 11 — Material Subsequent Events.

6. Capital Lease Obligations

At June 30, 2015 and December 31, 2014, total capital lease obligations outstanding consisted of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Capital lease obligations, imputed interest at 4.75%, with monthly payments of $1,507, through November 2016, secured by computer equipment	$35,916	$47,250
Total	35,916	47,250
Less: current maturities	(23,426)	(22,853)
Long-term portion	$12,490	$24,397

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended June 30, 2015 and 2014 was $426 and $452, respectively.  The amount of interest expense related to our capital leases for the six months ended June 30, 2015 and 2014 was $913 and $1,090, respectively.

7. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not expected to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2015 and December 31, 2014, and we

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

have recorded a valuation allowance of $10,308,000 and $9,108,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2015 and December 31, 2014, we had federal income tax net operating loss carryforwards of approximately $17,100,000 and $14,800,000, respectively, which expire at various dates beginning in 2031.

8. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, capital lease obligations, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of capital lease obligations and line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities.

On May 7, 2014, we issued an aggregate of 200,000 warrants to purchase shares of our common stock to a consultant in exchange for services rendered during 2014.  Of these warrants, 100,000 vested immediately and resulted in no expense recorded for the three months ended June 30, 2015.  The remaining 100,000 warrants, which we had classified as a liability, vested on May 7, 2015, subject to performance conditions.  We measured the warrants at fair value by applying the Black-Scholes-Merton valuation model, which utilizes Level 3 inputs. As of May 7, 2015, the assumptions used in the Black-Scholes-Merton valuation for the 100,000 warrants that vested on May 7, 2015 were as follows: volatility of 88.5%; risk free interest rate of 0.63%; expected term of two years; and expected dividend yield of 0%. The grant date fair value of the warrant valuation described above was $0.35 per warrant. We based the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We determined the historical volatility using the historical changes in the market price of our common stock and applicable comparable companies.  We report the warrant liability in “Accounts payable and accrued liabilities” within our balance sheets.  Our warrant liability was nil and $34,857 at June 30, 2015 and December 31, 2014, respectively. On the May 7, 2015 vesting date, we reclassified the $35,001 estimated fair value of the warrants to stockholders’ equity.

9. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 111,714,938 and 111,601,304 shares were issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2015, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Shares issued for vested restricted stock units	56,500	$—
Shares issued for Employee Stock Purchase Plan options	57,134	60,705
	113,634	$60,705
•	Shares Issued for Vested Restricted Stock Units –
o	On March 5, 2015, we issued 56,500 shares to an employee for the restricted stock units that vested and were expensed during fiscal year 2014.
•	Shares Issued for Employee Stock Purchase Plan Options –
o	On May 15, 2015, we issued 57,134 shares to employees for the Employee Stock Purchase Plan options that vested and were exercised.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

During the six months ended June 30, 2014, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Sale of common stock and warrants	1,192,500	$2,385,000
Shares issued upon conversion of note	23,201	29,001
Common stock issued for services	20,408	50,000
	1,236,109	$2,464,001
•	Sale of Common Stock and Warrants –
o

On April 18, 2014, we issued an aggregate of 1,192,500 units (the “Units”) to several accredited investors, for an aggregate purchase price of $2,385,000, with each Unit consisting of one share of our common stock and a warrant to purchase one share of our common stock for $2.00 per share. Additional warrants to purchase 248,500 shares of our common stock were issued as finder’s fees to third parties. Therefore, in total we issued 1,192,500 shares of common stock and warrants to purchase 1,441,000 shares of our common stock for $2.00 per share. Each warrant may be exercised by the holder thereof, in such holder’s sole discretion, in whole or in part, any time prior to April 1, 2017.

•	Shares Issued Upon Conversion of Note –
o

During September 2012, we issued a convertible note payable to an unrelated party.  During the six months ended June 30, 2014, $25,000 of principal and $4,001 of interest were converted into 23,201 shares of our common stock.

•	Common Stock for Services –
o

We issued 20,408 shares of common stock to consultants for $50,000 of services, of which $33,333 was expensed during the six months ended June 30, 2014 and $16,667 was prepaid for services in the subsequent period. We did not issue stock for services during the six months ended June 30, 2015.

Warrants – During the six months ended June 30, 2015 and 2014, we did not issue any warrants and no holders exercised warrants.  During the six months ended June 30, 2015, a third party forfeited 1,200,000 contingent warrants, with no corresponding expirations during the six months ended June 30, 2014.  At June 30, 2015, we had outstanding exercisable warrants to purchase 11,791,000 shares of common stock.

•	Warrants for Services –
o

On May 7, 2014, we issued to a third party for services rendered warrants to purchase an aggregate of 200,000 shares of our common stock at $2.65 per share. Of the 200,000 warrants, 100,000 were exercisable immediately and the remaining become exercisable one year from the date of grant based on the achievement of performance conditions. We recorded stock-based compensation expense of $187,783 for the three and six months ended June 30, 2014.  Due to the decline in the fair value of these warrants, we recorded an increase of stock-based compensation expense of $6,081 and $141 for the three and six months ended June 30, 2015, respectively, related to these warrants. See Note 8 for a discussion of our Black-Scholes-Merton valuation assumptions.

o

On May 28, 2014, we issued to a third party for services rendered contingent warrants to purchase an aggregate of 1,650,000 shares of our common stock at $4.31 per share. The warrants become exercisable at various times after achieving future performance conditions related to services and revenue targets for Earth911. During the six months ended June 30, 2014, we recorded no stock-based compensation expense for the three months ended June 30, 2014 related to these warrants due to the uncertainty of attaining any of the performance conditions. During the six months ended June 30, 2015, we terminated the contract with the third party, resulting in the forfeiture of 1,200,000 unvested warrants.  Due to the uncertainty of attaining any of the performance conditions, we had not recognized any additional expense for the non-vested warrants.  As these warrants related to internally developed software, we did not capitalize any costs or recognize any expense for the six months ended June 30, 2015.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The following table summarizes the warrants issued and outstanding as of June 30, 2015:

Warrants Issued and Outstanding as of June 30, 2015
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	04/18/2014	04/01/2017	$2.00	1,441,000
Warrant	05/07/2014	05/07/2017	$2.65	200,000
Warrant	05/28/2014	10/31/2016	$4.31	450,000
Warrants	09/24/2014	09/24/2019	$2.50	9,000,000
Warrants	10/20/2014	10/20/2019	$2.50	700,000
Total exercisable warrants				11,791,000
Contingent warrants
Warrants	05/28/2014	10/31/2018	$4.31	1,200,000
Less warrants cancelled				(1,200,000)
Total contingent warrants				—
Total warrants issued and outstanding				11,791,000

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

We determined the fair value of the restricted stock unit awards granted based on the market value of our common stock on the date of grant, which was $3.75 per share. We assumed a forfeiture rate of 0%. Due to the uncertainty of attaining any of the remaining performance conditions, we recorded no additional stock-based compensation expense for the remaining performance conditions for the six months ended June 30, 2015. We issued 56,500 shares during the six months ended June 30, 2015 for the restricted stock units that vested during 2014.  As of June 30, 2015 and December 31, 2014, outstanding restricted stock units totaled 76,100 and 132,600, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved the Quest Resource Holding Corporation 2014 Employee Stock Purchase Plan (the “ESPP”). We recorded expense of $25,102 and $36,924 related to the ESPP during the three and six months ended June 30, 2015, respectively.  On May 15, 2015, we issued 57,134 shares to employees for the ESPP options that vested and were exercised.

Stock Options – The following table summarizes the stock option activity for the six month period ended June 30, 2015:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2014	5,006,532	$ 1.45 — 3.75	$2.66
Granted	145,625	$ 1.11 — 1.46	$1.25
Canceled/Forfeited	(111,084)	$ 1.45 — 2.10	$2.04
Outstanding at June 30, 2015	5,041,073	$ 1.11 — 3.75	$2.56

10. Related Party Transactions

Acquisition of the Quest Interests – On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest held by Quest Resource Group LLC (“QRG”), comprising 50% of the membership interests of Quest (the “Quest Interests”). The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and convertible secured promissory notes (collectively, the “Sellers’ Notes”) in the aggregate principal amount of $22,000,000. The total purchase price of $77,000,000 was paid to the owners of QRG who at the time of the transaction were related parties: the Chief Executive Officer of Quest and the former President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and member of the Board of Directors of our company. On September 24, 2014, we paid $11,000,000 to the holders of the Sellers’ Notes and such

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

holders converted the remaining $11,000,000 of principal, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock. For the three and six months ended June 30, 2014, we recognized interest expense of $383,945 and $763,671, respectively. The amount of interest expense related to the amortization of the discount on the Sellers’ Notes for the three and six months ended June 30, 2014 was $456,661 and $908,303, respectively.  We recognized no comparable interest expense or amortization of the discount on the Sellers’ Notes for the three and six months ended June 30, 2015 due to the retirement of the Sellers’ Notes in September 2014.

11. Material Subsequent Events

On July 7, 2015, Quest entered into an Eighth Amendment to Loan Agreement with Regions.   The loan agreement was amended to, among other things, increase the aggregate revolving credit commitment to $15.0 million by exercising the $5.0 million accordion feature in the loan agreement.

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

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Earth911, held the remaining 50% of the membership interests of Quest for several years.  Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of Quest Resource Holding Corporation, Quest, and Earth911.

Three and Six Months Ended June 30, 2015 and 2014 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$42,330,214	$42,514,265	$82,338,823	$80,674,315
Cost of revenue	38,913,605	39,005,550	75,636,538	73,833,185
Gross profit	3,416,609	3,508,715	6,702,285	6,841,130
Operating expenses:
Selling, general, and administrative	3,906,276	3,491,507	7,683,258	6,485,215
Depreciation and amortization	972,334	953,499	1,951,471	1,905,162
Total operating expenses	4,878,610	4,445,006	9,634,729	8,390,377
Operating loss	(1,462,001)	(936,291)	(2,932,444)	(1,549,247)
Interest expense	(42,236)	(890,453)	(90,833)	(1,765,920)
Income tax expense	—	—	—	—
Net loss	$(1,504,237)	$(1,826,744)	$(3,023,277)	$(3,315,167)

Three and Six Months Ended June 30, 2015 compared to Three and Six Months Ended June 30, 2014

Revenue

Revenue for the three months ended June 30, 2015 was $42.3 million, a decrease of $180,000 over revenue of $42.5 million for the three months ended June 30, 2014. Revenue for the six months ended June 30, 2015 was $82.3 million, an increase of $1.7 million over revenue of $80.7 million for the six months ended June 30, 2014.  The increase was primarily due to a combination of new and expanded services with customers added in 2015 and 2014, partially offset by a decline in commodity values and the related revenue in the six months ended June 30, 2015.

Cost of Revenue/Gross Profit

Cost of revenue decreased $90,000 to $38.9 million for the three months ended June 30, 2015 from $39.0 million for the three months ended June 30, 2014.  The decrease related primarily to the cost of providing services for the decreased service and commodity revenue in 2015.  Gross profit decreased $90,000 to $3.4 million for the quarter ended June 30, 2015 from $3.5 million for the quarter ended June 30, 2014. The gross profit margin was 8.1% of second quarter 2015 net sales compared with 8.3% in the second quarter of 2014. The decrease in gross profit margin percentage for the three months ended June 30, 2015 was primarily due to the change in the mix of services, a decline in commodity prices, and increased cost of certain contracted services.

Cost of revenue increased $1.8 million to $75.6 million for the six months ended June 30, 2015 from $73.8 million for the six months ended June 30, 2014.  Similar to the changes in revenue, the increase related primarily to a combination of new and expanded services with customers added in 2015 and 2014, partially offset by a decline in commodity values and the related cost of revenue in the six months ended June 30, 2015.  Gross profit decreased $140,000 to $6.7 million for the six months ended June 30, 2015 from $6.8 million for the six months ended June 30, 2014.  The gross profit margin was 8.1% of net sales for the six months ended June 30, 2015 compared with 8.5% of net sales for the six months ended June 30, 2014.  The decrease in gross profit margin percentage for the six months ended June 30, 2015 was primarily due to the change in the mix of services, decline in commodity prices, and increased cost of certain contracted services.

Margins will be affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the three months ended June 30, 2015, operating expenses increased $430,000 to $4.9 million from $4.4 million for the comparable quarter in 2014.  For the six months ended June 30, 2015, operating expenses increased $1.2 million to $9.6 million from $8.4 million for the six months ended June 30, 2014.

Selling, general, and administrative expenses were $3.9 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $410,000. Selling, general, and administrative expenses were $7.7 million and $6.5 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $1.2 million.  These changes were primarily due to an increase in selling, general, and administrative expenses for servicing increased customer locations in the three and six months ended June 30, 2015.

Operating expenses also included depreciation and amortization of $970,000 and $950,000 for the three months ended June 30, 2015 and 2014, respectively.  Operating expenses also included depreciation and amortization of $2.0 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.  The increases for the three and six months ended June 30, 2015 primarily relate to amortization of software development costs capitalized subsequent to the second quarter of 2014.

Interest Expenses

For the three months ended June 30, 2015, interest expenses decreased $850,000 to $40,000 from $890,000 for the three months ended June 30, 2014.  For the six months ended June 30, 2015, interest expense decreased $1.7 million to $90,000 from $1.8 million for the six months ended June 30, 2014.  The decline was primarily due to the retirement of related party promissory notes totaling $22.0 million in September 2014, along with the expensing of debt discounts and finance charges.

Net Loss

For the three months ended June 30, 2015, the net loss was $1.5 million compared with $1.8 million for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the net loss was $3.0 million compared with $3.3 million for the six months ended June 30, 2014.  The explanations above detail the majority of the changes related to the net loss.

Loss Per Share

The loss per share on a basic and diluted basis was $0.01 for the three months ended June 30, 2015, compared with a loss per share of $0.02 for the three months ended June 30, 2014. The weighted average number of shares of common stock outstanding increased to 111.7 million for the three months ended June 30, 2015 from 96.6 million for the three months ended June 30, 2014.

The loss per share on a basic and diluted basis was $0.03 for the six months ended June 30, 2015 and 2014.  The weighted average number of shares of common stock outstanding increased to 111.7 million for the six months ended June 30, 2015 from 96.2 million for the six months ended June 30, 2014.  The increase in the share count for the three and six months ended June 30, 2015 was primarily a result of the sales of common stock in September 2014 and the conversion of related party promissory notes in September 2014.

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

The following table reflects EBITDAS for the three and six months ended June 30, 2015 and 2014:

RECONCILIATION OF NET LOSS TO EBITDAS

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,504,237)	$(1,826,744)	$(3,023,277)	$(3,315,167)
Interest expense	42,236	890,453	90,833	1,765,920
Income tax expense	—	—	—	—
Depreciation and amortization	972,334	953,499	1,951,471	1,905,162
Stock-based compensation expense	340,352	417,578	625,508	580,573
EBITDAS	$(149,315)	$434,786	$(355,465)	$936,488

Liquidity and Capital Resources

As of June 30, 2015, we had $540,000 of cash and cash equivalents and working capital of $7.5 million, an increase from working capital of $1.3 million as of December 31, 2014, which was primarily due to the extension of our loan agreement maturity date until May 13, 2018 and the reclassification as a long-term liability.

We derive our primary sources of funds for conducting our business activities from sales of services, commodities, consulting, and advertising, from our credit facilities, and from the placement of our equity securities with investors. We require working capital primarily to carry accounts receivable, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, withstand adverse economic conditions, fund potential acquisition transactions, and pursue our following goals:

•	expanding sales staff and market reach;
•	expanding and developing our IT infrastructure, operations applications, and mobile strategy;
•	enhancing, developing, and introducing services and offerings;
•	expanding visitors to the Earth911.com website to increase advertising, sponsorship, and retail product revenue; and
•	expanding our customer base for recycling services.

We believe our existing cash and cash equivalents of $540,000, available borrowing capacity under our credit facility as of June 30, 2015 of $2.8 million with an optional $5.0 million accordion feature that we exercised on July 7, 2015, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2015 and 2014.

Cash Flows from Operating Activities

Cash used in operating activities was $3.9 million for the six months ended June 30, 2015 and 2014. Cash used in operating activities for the six months ended June 30, 2015 included the net loss of $3.0 million, offset by non-cash items of $2.6 million and cash used in the net change in operating assets and liabilities of $3.5 million. The cash used in operating activities for the six months ended June 30, 2014 related to the net loss of $3.3 million, offset by non-cash items of $3.4 million and cash used in the net change in operating assets and liabilities of $4.0 million. The non-cash items primarily reflected depreciation, amortization of intangible assets, amortization of debt discounts, amortization of financing costs, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts receivable and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from debt and/or equity financings depending on the level of our operations until such time as we generate positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 was $720,000.  This was primarily from purchases of property and equipment and costs related to software development. Cash used in investing activities for the six months ended June 30, 2014 was $490,000, primarily from purchases of property and equipment and costs related to software development.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.0 million for the six months ended June 30, 2015, primarily from proceeds from our line of credit.  Cash provided by financing activities was $4.9 million for the six months ended June 30, 2014, primarily from $2.5 million of proceeds from our Regions Bank line of credit and $2.4 million of proceeds from the sale of stock.

Inflation

We do not believe that inflation had a material impact on us during the six months ended June 30, 2015 and 2014.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually during the third quarter, unless indicators of impairment exist in interim periods. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill uses a two-step approach. Step 1 compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, Step 2 must be performed. Step 2 compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, we recognize an impairment loss equal to the excess.

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

Beneficial Conversion Features

We treat the intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which we do not bifurcate, do not account for separately from the convertible note payable, and we may not settle in cash upon conversion, as a discount to the convertible note payable. We amortize this discount over the period from the date of issuance to the note due date using the effective interest method. If we retire the note payable prior to the end of its contractual term, we expense the unamortized discount in the period of retirement to interest expense. In general, we measure the beneficial conversion feature by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.  The beneficial conversion feature was fully amortized as of June 30, 2015 and December 31, 2014 with the retirement of the related party promissory notes during the third quarter of 2014.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, we had established a full valuation allowance for all deferred tax assets.

As of June 30, 2015 and December 31, 2014, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of June 30, 2015 and December 31, 2014 consist of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers¸ or ASU 2014-09.   This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date.  This guidance will be effective as to us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015 that are of significance, or potential significance to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None
(b)	None

Item 6. Exhibits

Exhibit No.	Exhibit
10.19(d)	Seventh Amendment to Loan Agreement, dated as of May 13, 2015, by and between Quest Resource Management Group, LLC and Regions Bank (1)
10.19(e)	Eighth Amendment to Loan Agreement, dated as of July 7, 2015, by and between Quest Resource Management Group, LLC and Regions Bank (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 10.19(d) to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015.
(2)	Filed as Exhibit 10.19(e) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 14, 2015	By:	/s/ Brian S. Dick
Brian S. Dick
President and Chief Executive Officer

Date: August 14, 2015	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer