Form 10-Q
period 2015-09-30
Quest Resource Holding Corp
filed 2015-11-16
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission file number: 001-36451

Quest Resource Holding Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	51-0665952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3481 Plano Parkway

The Colony, Texas 75056

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

As of November 1, 2015, there were outstanding 111,714,938 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,054,120	$3,154,540
Accounts receivable, less allowance for doubtful accounts of $535,289 and $760,917 as of September 30, 2015 and December 31, 2014, respectively	29,785,568	29,631,843
Prepaid expenses and other current assets	1,270,534	684,032
Total current assets	36,110,222	33,470,415

Goodwill	58,337,290	58,337,290
Intangible assets, net	13,133,837	15,115,617
Property and equipment, net, and other assets	1,463,035	753,493
Total assets	$109,044,384	$107,676,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,250,000
Accounts payable and accrued liabilities	33,861,459	26,621,907
Deferred revenue and other current liabilities	249,231	282,189
Total current liabilities	34,110,690	32,154,096

Line of credit	3,000,000	—
Other long-term liabilities	105,776	45,206
Total liabilities	37,216,466	32,199,302

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 111,714,938 and 111,601,304 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	111,715	111,601
Additional paid-in capital	151,816,614	150,789,292
Accumulated deficit	(80,100,411)	(75,423,380)
Total stockholders’ equity	71,827,918	75,477,513
Total liabilities and stockholders’ equity	$109,044,384	$107,676,815

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$43,567,822	$46,981,143	$125,906,645	$127,655,458
Cost of revenue	40,049,271	43,129,793	115,685,809	116,962,978
Gross profit	3,518,551	3,851,350	10,220,836	10,692,480
Operating expenses:
Selling, general, and administrative	4,110,442	3,486,822	11,793,700	9,972,037
Depreciation and amortization	989,105	956,823	2,940,576	2,861,985
Total operating expenses	5,099,547	4,443,645	14,734,276	12,834,022
Operating loss	(1,580,996)	(592,295)	(4,513,440)	(2,141,542)
Other expense:
Interest expense	(72,758)	(2,494,060)	(163,591)	(4,259,980)
Loss on extinguishment of debt	—	(1,658,531)	—	(1,658,531)
Total other expense	(72,758)	(4,152,591)	(163,591)	(5,918,511)
Loss before taxes	(1,653,754)	(4,744,886)	(4,677,031)	(8,060,053)
Income tax expense	—	—	—	—
Net loss	$(1,653,754)	$(4,744,886)	$(4,677,031)	$(8,060,053)

Net loss applicable to common stockholders	$(1,653,754)	$(4,744,886)	$(4,677,031)	$(8,060,053)
Net loss per share
Basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.08)
Weighted average number of common shares outstanding
Basic and diluted	111,714,938	97,999,629	111,673,440	96,831,520

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2014	111,601,304	$111,601	$150,789,292	$(75,423,380)	$75,477,513
Stock-based compensation	—	—	966,731	—	966,731
Shares issued for vested restricted stock units	56,500	57	(57)	—	—
Shares issued for Employee Stock Purchase Plan options	57,134	57	60,648	—	60,705
Net loss	—	—	—	(4,677,031)	(4,677,031)
Balance, September 30, 2015	111,714,938	$111,715	$151,816,614	$(80,100,411)	$71,827,918

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,677,031)	$(8,060,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	218,225	223,499
Amortization of intangibles	2,722,351	2,638,441
Amortization of debt discount and deferred financing costs	—	2,998,403
Loss on extinguishment of debt	—	1,658,531
Interest converted to common stock	—	105,261
Loss on disposal of property and equipment	2,050	—
Provision for doubtful accounts	3,972	41,183
Stock-based compensation	931,874	1,123,827
Changes in operating assets and liabilities:
Accounts receivable	(157,697)	(7,228,939)
Prepaid expenses and other current assets	(586,502)	(163,112)
Security deposits and other assets	9,714	(15,716)
Accounts payable and accrued liabilities	7,274,409	1,499,081
Deferred revenue and other current liabilities	(73,776)	76,785
Other long-term liabilities	1,555	21,755
Net cash provided by (used in) operating activities	5,669,144	(5,081,054)
Cash flows from investing activities:
Purchase of property and equipment	(819,608)	(103,119)
Purchase of capitalized software development	(740,571)	(859,259)
Net cash used in investing activities	(1,560,179)	(962,378)
Cash flows from financing activities:
Proceeds from line of credit	4,450,000	2,500,000
Repayments to line of credit	(6,700,000)	—
Proceeds from the sale of capital stock	60,705	18,570,543
Repayments of capital lease obligations	(20,090)	(14,601)
Repayment of senior convertible notes - related party	—	(11,000,000)
Net cash provided by (used in) financing activities	(2,209,385)	10,055,942
Net increase in cash and cash equivalents	1,899,580	4,012,510
Cash and cash equivalents at beginning of period	3,154,540	2,676,984
Cash and cash equivalents at end of period	$5,054,120	$6,689,494

Supplemental cash flow information:
Cash paid for interest	$166,035	$1,153,275

Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable	$—	$11,025,000
Common stock issued for services and loan fees	$—	$50,000
Warrant liability issued for services	$34,857	$26,826
Acquisition of equipment under capital lease	$119,923	$—

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company, Description of Business, and Liquidity

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“YouChange”) (collectively, “we,” “us,” or “our company”).

Operations – We are an environmental solutions company that serves as a single-source provider of full service recycling and waste stream management solutions, as well as an environmental program services and information provider. We offer innovative, cost-effective, one-stop reuse, recycling, and waste disposal management programs designed to provide regional and national customers with a single point of contact for managing a variety of recyclables and disposables. Two customers accounted for 60.0% and 72.2% of revenue for the three months ended September 30, 2015 and 2014, respectively.  Two customers accounted for 60.2% and 73.7% of revenue for the nine months ended September 30, 2015 and 2014, respectively.  We also own the Earth911.com website, offering original online environmental related content about reuse, recycling, and disposal of waste and recyclables, and we own a comprehensive online database of local recycling and proper disposal options. Our principal offices are located in The Colony, Texas.

Liquidity – As of September 30, 2015 and December 31, 2014, our working capital balance was $1,999,532 and $1,316,319, respectively.

2. Summary of Significant Accounting Policies

Principals of Presentation and Consolidation

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2015 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2014 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, and YouChange each operate as ecology based green service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross and record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Currently, we have one contract accounted for as management fees.

Earth911 revenue primarily represents licensing fees that we recognize ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. These potentially dilutive securities include options, restricted stock units, and warrants and totaled 16,269,839 and 17,122,532 shares at September 30, 2015 and 2014, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	4,402,739	4,831,532
Restricted stock units	76,100	—
Warrants	11,791,000	12,291,000
	16,269,839	17,122,532

Inventories

We record inventories within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.  As of September 30, 2015 and December 31, 2014, all inventories were finished goods with a balance of $13,377 and $30,759, respectively, and consisted of waste disposal equipment, with no reserve for inventory obsolescence at either date.

3. Property and Equipment, Net, and Other Assets

At September 30, 2015 and December 31, 2014, property and equipment, net, and other assets consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Property and equipment, net of accumulated depreciation of $1,895,096 and $1,692,835 as of September 30, 2015 and December 31, 2014, respectively	$1,253,093	$533,837
Security deposits and other assets	209,942	219,656
Property and equipment, net, and other assets	$1,463,035	$753,493

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. The depreciation expense related to property and equipment was $71,844 and $81,038 for the three months ended September 30, 2015 and 2014, respectively.  The depreciation expense related to property and equipment was $218,225 and $223,499 for the nine months ended September 30, 2015 and 2014, respectively.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

September 30, 2015 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$5,618,000	$7,102,000
Trademarks	7 years	6,230,000	1,965,417	4,264,583
Patents	7 years	230,683	230,683	—
Software	7 years	1,754,285	126,677	1,627,608
Customer lists	5 years	307,153	167,507	139,646
Total finite lived intangible assets		$21,242,121	$8,108,284	$13,133,837

December 31, 2014	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$3,710,000	$9,010,000
Trademarks	7 years	6,230,000	1,297,917	4,932,083
Patents	7 years	230,683	230,683	—
Software	7 years	1,013,714	25,899	987,815
Customer lists	5 years	307,153	121,434	185,719
Total finite lived intangible assets		$20,501,550	$5,385,933	$15,115,617

September 30, 2015 (Unaudited) and December 31, 2014	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $917,261 and $875,740 for the three months ended September 30, 2015 and 2014, respectively. The amortization expense related to finite lived intangible assets was $2,722,351 and $2,638,441 for the nine months ended September 30, 2015 and 2014, respectively.  We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes. As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, we performed our goodwill impairment analysis in the third quarter with no impairment recorded.

5. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility up to $15,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The facility matures May 13, 2018.  The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.46% as of September 30, 2015). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets with guarantees from QRHC and Earth911. Quest had $3,000,000 outstanding and $12,000,000 available to be borrowed as of September 30, 2015. The amount of interest expense related to the Regions line of credit for the three months ended September 30, 2015 and 2014 was $65,026 and $35,607, respectively.  The amount of interest expense

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

related to the Regions line of credit for the nine months ended September 30, 2015 and 2014 was $153,555 and $127,991, respectively.  As of September 30, 2015, we were in compliance with the financial covenants.

During the nine months ended September 30, 2015, Quest entered into two amendments with Regions.  On May 13, 2015, Quest entered into a Seventh Amendment to Loan Agreement with Regions. The loan agreement was amended to, among other things, (i) reduce the applicable margin for eurodollar rate loans by 0.25% per annum, (ii) extend the maturity date to May 13, 2018, and (iii) modify the permitted acquisitions in certain respects.  On July 7, 2015, Quest entered into an Eighth Amendment to Loan Agreement with Regions.   The loan agreement was amended to, among other things, increase the aggregate revolving credit commitment to $15.0 million by exercising the $5.0 million accordion feature in the loan agreement.

6. Long-Term Debt and Capital Lease Obligations

At September 30, 2015 and December 31, 2014, total capital lease obligations outstanding consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Capital lease obligations, imputed interest at 4.75% to 4.87%, with monthly payments of $5,507, through August 2018, secured by computer and telephone equipment	$143,025	$47,250
Total	143,025	47,250
Less: current maturities	(60,592)	(22,853)
Long-term portion	$82,433	$24,397

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended September 30, 2015 and 2014 was $833 and $767, respectively.  The amount of interest expense related to our capital leases for the nine months ended September 30, 2015 and 2014 was $1,746 and $1,857, respectively.

Convertible Secured Promissory Notes – Quest Acquisition – In connection with our acquisition of Quest from Quest Resource Group LLC (“QRG”) on July 16, 2013, we issued convertible secured promissory notes with a total principal amount of $22,000,000 to the owners of QRG who were related parties: the Chief Executive Officer of Quest and the former President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and a member of the Board of Directors of our company until his resignation in October 2015, and the former President of Quest became a member of the Board of Directors of our company. The convertible secured promissory notes (collectively, the “Sellers Notes”) were each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and the sellers. The Sellers Notes accrued interest at a rate of 7% per annum and were payable on a monthly basis on the 5th day of the month beginning on September 5, 2013. The principal amount was due and payable in one installment on July 16, 2016.

The Sellers Notes were convertible at any time, in the sole discretion of the holders, into shares of our common stock at a price of $2.00 per share. In addition, the Sellers Notes were convertible, in our sole discretion, into shares of our common stock at a price of $2.00 per share at any time after (i) the two year anniversary of the Notes, (ii) the principal amount of each Sellers Note had been paid down by $5,000,000 as a result of the first capital raise, (iii) our common stock trades on the Nasdaq Stock Market, the New York Stock Exchange, or NYSE MKT, and (iv) our common stock has traded at four times the $2.00 conversion price, as adjusted for any stock splits, reverse stock splits, or both. Based on our share price at the time we entered into the Sellers Notes agreement, we recognized a beneficial conversion feature (“BCF”) of $5,500,000 and discounted the Sellers Notes.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

On September 24, 2014, we repaid $11,000,000 of the Sellers Notes using proceeds from our public offering. Additionally, the holders converted the remaining $11,000,000 of Sellers Notes, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock. In accordance with FASB ASC Topic 740-20, Debt with Conversion and Other Options, for the portion of the Sellers Notes retired through conversion to our common stock, the remaining unamortized BCF of $1,658,531 at the time of conversion is reflected as “Interest expense” in our condensed consolidated statement of operations.  Additionally, for the portion of the Sellers Notes repaid in cash, we did not allocate the consideration paid to the BCF, as we determined the intrinsic value was zero as of the extinguishment date, and we recorded the $1,658,531 difference between the carrying amount of the remaining Sellers Notes and the consideration paid as “Loss on extinguishment of debt” in our condensed consolidated statement of operations. Therefore, as of December 31, 2014, the unamortized discount on the Sellers Notes was nil. The amount of interest expense related to the Sellers Notes for the nine months ended September 30, 2015 and 2014 was nil and $1,126,521, respectively. The amount of interest expense related to the amortization of the discount on the Sellers Notes for the nine months ended September 30, 2015 and 2014 was nil and $2,998,403, respectively.

7. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not expected to be realized. Realization of our net operating loss carryforward was not reasonably assured as of September 30, 2015 and December 31, 2014, and we have recorded a valuation allowance of $8,400,000 and $9,108,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2015 and December 31, 2014, we had federal income tax net operating loss carryforwards of approximately $12,000,000 and $14,800,000, respectively, which expire at various dates beginning in 2031.

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

On May 7, 2014, we issued an aggregate of 200,000 warrants to purchase shares of our common stock to a consultant in exchange for services rendered during 2014.  Of these warrants, 100,000 vested immediately and resulted in no expense recorded for the three months ended September 30, 2015.  The remaining 100,000 warrants, which we had classified as a liability, vested on May 7, 2015, subject to performance conditions.  We measured the warrants at fair value by applying the Black-Scholes-Merton valuation model, which utilizes Level 3 inputs. As of May 7, 2015, the assumptions used in the Black-Scholes-Merton valuation for the 100,000 warrants that vested on May 7, 2015 were as follows: volatility of 88.5%; risk free interest rate of 0.63%; expected term of two years; and expected dividend yield of 0%. The grant date fair value of the warrant valuation described above was $0.35 per warrant. We based the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We determined the historical volatility using the historical changes in the market price of our common stock and applicable comparable companies.  We report the warrant liability in “Accounts payable and accrued liabilities” within our balance sheets.  Our warrant liability was nil and $34,857 at September 30, 2015 and December 31, 2014, respectively. Due to the decline in the fair value of these warrants, we recorded an increase of stock-based compensation expense of nil and $144 for the three and nine months ended September 30, 2015, respectively, related to these warrants. On the May 7, 2015 vesting date, we reclassified the $35,001 estimated fair value of the warrants to stockholders’ equity.

9. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 111,714,938 and 111,601,304 shares were issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

During the nine months ended September 30, 2015, we issued shares of common stock as follows:

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

Warrants – During the nine months ended September 30, 2015, we did not issue any warrants and no holders exercised warrants.  During the nine months ended September 30, 2014, we issued 12,291,000 warrants.  During the nine months ended September 30, 2015, a third party forfeited 1,200,000 contingent warrants, with no corresponding forfeitures or expirations during the nine months ended September 30, 2014.  Due to the uncertainty of attaining any of the performance conditions, we had not recognized any additional expense for the non-vested warrants.  As these warrants related to internally developed software, we did not capitalize any costs or recognize any expense for the nine months ended September 30, 2015. At September 30, 2015, we had outstanding exercisable warrants to purchase 11,791,000 shares of common stock.

The following table summarizes the warrants issued and outstanding as of September 30, 2015:

Warrants Issued and Outstanding as of September 30, 2015
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

We determined the fair value of the restricted stock unit awards granted based on the market value of our common stock on the date of grant, which was $3.75 per share. Due to the uncertainty of attaining any of the remaining performance conditions, we recorded no additional stock-based compensation expense for the remaining performance conditions for the nine months ended September 30, 2015. We issued 56,500 shares during the nine months ended September 30, 2015 for the restricted stock units that vested during 2014.  As of September 30, 2015 and December 31, 2014, outstanding restricted stock units totaled 76,100 and 132,600, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved the Quest Resource Holding Corporation 2014 Employee Stock Purchase Plan (the “ESPP”). We recorded expense of $17,723 and $54,647 related to the ESPP during the three and nine months ended September 30, 2015, respectively, with no corresponding expense during the three and nine months ended September 30, 2014.  On May 15, 2015, we issued 57,134 shares to employees for the ESPP options that vested and were exercised.

Stock Options – The following table summarizes the stock option activity for the nine month period ended September 30, 2015:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2014	5,006,532	$ 1.45 — 3.75	$2.66
Granted	155,625	$ 0.93 — 1.46	$1.23
Canceled/Forfeited	(759,418)	$ 1.28 — 2.10	$2.04
Outstanding at September 30, 2015	4,402,739	$ 0.93 — 3.75	$2.64

10. Related Party Transactions

Acquisition of the Quest Interests – On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest held by QRG, comprising 50% of the membership interests of Quest (the “Quest Interests”). The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and the Sellers Notes in the aggregate principal amount of $22,000,000. The total purchase price of $77,000,000 was paid to the owners of QRG who were related parties: the Chief Executive Officer of Quest and the former President of Quest until his resignation in October 2015, and the former President of Quest became a member of the Board of Directors of our company. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and member of the Board of Directors of our company. On September 24, 2014, we paid $11,000,000 to the holders of the Sellers’ Notes and such holders converted the remaining $11,000,000 of principal, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock.  See Note 6 for a discussion of the conversion.

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

Three and Nine Months Ended September 30, 2015 and 2014 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$43,567,822	$46,981,143	$125,906,645	$127,655,458
Cost of revenue	40,049,271	43,129,793	115,685,809	116,962,978
Gross profit	3,518,551	3,851,350	10,220,836	10,692,480
Operating expenses:
Selling, general, and administrative	4,110,442	3,486,822	11,793,700	9,972,037
Depreciation and amortization	989,105	956,823	2,940,576	2,861,985
Total operating expenses	5,099,547	4,443,645	14,734,276	12,834,022
Operating loss	(1,580,996)	(592,295)	(4,513,440)	(2,141,542)
Interest expense	(72,758)	(2,494,060)	(163,591)	(4,259,980)
Loss on extinguishment of debt	—	(1,658,531)	—	(1,658,531)
Income tax expense	—	—	—	—
Net loss	$(1,653,754)	$(4,744,886)	$(4,677,031)	$(8,060,053)

Three and Nine Months Ended September 30, 2015 compared to Three and Nine Months Ended September 30, 2014

Revenue

Revenue for the three months ended September 30, 2015 was $43.6 million, a decrease of $3.4 million over revenue of $47.0 million for the three months ended September 30, 2014. Revenue for the nine months ended September 30, 2015 was $125.9 million, a decrease of $1.8 million over revenue of $127.7 million for the nine months ended September 30, 2014.  The decrease was primarily due to a decline in motor and cooking oil related commodity values of approximately $9.0 million and $25.0 million for the three and nine months ended September 30, 2015, respectively, partially offset by a combination of new and expanded services with customers added in 2015 and 2014.

Cost of Revenue/Gross Profit

Cost of revenue decreased $3.1 million to $40.0 million for the three months ended September 30, 2015 from $43.1 million for the three months ended September 30, 2014.  The decrease related primarily to the decline in the cost of commodities in 2015 partially offset by the increase related primarily to a combination of new and expanded services with customers added in 2015 and 2014.  Gross profit decreased $330,000 to $3.5 million for the quarter ended September 30, 2015 from $3.9 million for the quarter ended September 30, 2014. The gross profit margin was 8.1% for third quarter 2015 net sales compared with 8.2% in the third quarter of 2014. The decrease in gross profit margin percentage for the three months ended September 30, 2015 was primarily due to the change in the mix of services, a decline in commodity prices of approximately $8.0 million, and increased cost of certain contracted services.

Cost of revenue decreased $1.3 million to $115.7 million for the nine months ended September 30, 2015 from $117.0 million for the nine months ended September 30, 2014.  Similar to the changes in revenue, the decrease related primarily to the decline in the cost of commodities in 2015 partially offset by the increase related primarily to a combination of new and expanded services with customers added in 2015 and 2014.  Gross profit decreased $470,000 to $10.2 million for the nine months ended September 30, 2015 from $10.7 million for the nine months ended September 30, 2014.  The gross profit margin was 8.1% of net sales for the nine months ended September 30, 2015 compared with 8.4% of net sales for the nine months ended September 30, 2014.  The decrease in gross profit margin percentage for the nine months ended September 30, 2015 was primarily due to the change in the mix of services, decline in commodity prices of approximately $24.0 million, and increased cost of certain contracted services.

Margins will be affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the three months ended September 30, 2015, operating expenses increased $660,000 to $5.1 million from $4.4 million for the comparable quarter in 2014.  For the nine months ended September 30, 2015, operating expenses increased $1.9 million to $14.7 million from $12.8 million for the nine months ended September 30, 2014.

Selling, general, and administrative expenses were $4.1 million and $3.5 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $620,000. Selling, general, and administrative expenses were $11.8 million and $10.0 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $1.8 million.  These changes were primarily due to an increase in selling, general, and administrative expenses for servicing increased customer locations in the three and nine months ended September 30, 2015 and expenses related to the office relocation in September of 2015.  Additionally, the periods ended September 30, 2014 included an expense reduction of approximately $570,000 due to the sublease of our former headquarters that did not recur in 2015.

Operating expenses also included depreciation and amortization of $990,000 and $960,000 for the three months ended September 30, 2015 and 2014, respectively, and $2.9 million for each of the nine months ended September 30, 2015 and 2014.  The increase for the three months ended September 30, 2015 primarily relates to amortization of software development costs capitalized subsequent to the third quarter of 2014.

Interest Expenses

For the three months ended September 30, 2015, interest expenses decreased $2.4 million to $70,000 from $2.5 million for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, interest expense decreased $4.1 million to $160,000 from $4.3 million for the nine months ended September 30, 2014.  Additionally, we recognized a loss on extinguishment of debt of $1.7 million for the three and nine months ended September 30, 2014, with no corresponding expense in the comparable 2015 periods.  The decline was primarily due to the retirement of related party promissory notes totaling $22.0 million in September 2014, along with the expensing of debt discounts and finance charges.

Net Loss

For the three months ended September 30, 2015, the net loss was $1.7 million compared with $4.7 million for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, the net loss was $4.7 million compared with $8.1 million for the nine months ended September 30, 2014.  The explanations above detail the majority of the changes related to the net loss.

Loss Per Share

The loss per share on a basic and diluted basis was $(0.01) for the three months ended September 30, 2015, compared with a loss per share of $(0.05) for the three months ended September 30, 2014. The weighted average number of shares of common stock outstanding increased to 111.7 million for the three months ended September 30, 2015 from 98.0 million for the three months ended September 30, 2014.

The loss per share on a basic and diluted basis was $(0.04) for the nine months ended September 30, 2015 and $(0.08) for the nine months ended September 30, 2014.  The weighted average number of shares of common stock outstanding increased to 111.7 million for the nine months ended September 30, 2015 from 96.8 million for the nine months ended September 30, 2014.  The increase in the share count for the three and nine months ended September 30, 2015 was primarily a result of the sales of common stock in September 2014 and the conversion of related party promissory notes in September 2014.

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

The following table reflects EBITDAS for the three and nine months ended September 30, 2015 and 2014:

RECONCILIATION OF NET LOSS TO EBITDAS

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,653,754)	$(4,744,886)	$(4,677,031)	$(8,060,053)
Interest expense	72,758	2,494,060	163,591	4,259,980
Income tax expense	—	—	—	—
Depreciation and amortization	989,105	956,823	2,940,576	2,861,985
Stock-based compensation expense	306,366	543,254	931,874	1,123,827
Other non-cash financing expenses	—	1,658,531	—	1,658,531
EBITDAS	$(285,525)	$907,782	$(640,990)	$1,844,270

Liquidity and Capital Resources

As of September 30, 2015, we had $5.1 million of cash and cash equivalents and working capital of $2.0 million, an increase from working capital of $1.3 million as of December 31, 2014.

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

We believe our existing cash and cash equivalents of $5.1 million, available borrowing capacity under our credit facility as of September 30, 2015 of $12.0 million, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

Cash Flows

The following discussion relates to the major components of our cash flows for the nine months ended September 30, 2015 and 2014.

Cash Flows from Operating Activities

Cash provided by operating activities was $5.7 million for the nine months ended September 30, 2015 compared with cash used in operating activities of $5.1 million for the nine months ended September 30, 2014. Cash provided by operating activities for the nine months ended September 30, 2015 included the net loss of $4.7 million, offset by non-cash items of $3.9 million and cash provided by the net change in operating assets and liabilities of $6.5 million. The cash used in operating activities for the nine months ended

September 30, 2014 related to the net loss of $8.1 million, offset by non-cash items of $8.8 million and cash used in the net change in operating assets and liabilities of $5.8 million. The non-cash items primarily reflected depreciation, amortization of intangible assets, amortization of debt discounts, amortization of financing costs, loss on extinguishment of debt, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts receivable and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from debt and/or equity financings depending on the level of our operations until such time as we generate sustained positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 and September 30, 2014 was $1.6 million and $960,000, respectively, primarily from purchases of property and equipment and costs related to software development.  The increase cash used during the nine months ended September 30, 2015 was primarily due to leasehold improvements at our new headquarters.

Cash Flows from Financing Activities

Cash used in financing activities was $2.2 million for the nine months ended September 30, 2015, primarily from $6.7 million of repayments to our line of credit, partially offset by proceeds from our line of credit of $4.5 million.  Cash provided by financing activities was $10.1 million for the nine months ended September 30, 2014, primarily from $2.5 million of proceeds from our Regions Bank line of credit and $18.6 million of proceeds from the sale of stock, partially offset by the $11.0 million repayment of our senior convertible notes.

Inflation

We do not believe that inflation had a material impact on us during the nine months ended September 30, 2015 and 2014.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, beneficial conversion features, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

In addition to the required goodwill impairment analysis, we also review the recoverability of our net intangible assets with finite lives when an indicator of impairment exists. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we determine if we will recover their carrying values as of the test date. If not recoverable, we record an impairment charge.  We performed our Step 1 goodwill impairment analysis in the third quarter 2015 with no impairment recorded.

Beneficial Conversion Features

We treat the intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which we do not bifurcate, do not account for separately from the convertible note payable, and we may not settle in cash upon conversion, as a discount to the convertible note payable. We amortize this discount over the period from the date of issuance to the note due date using the effective interest method. If we retire the note payable prior to the end of its contractual term, we expense the unamortized discount in the period of retirement to interest expense. In general, we measure the beneficial conversion feature by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.  The beneficial conversion feature was fully amortized as of September 30, 2015 and December 31, 2014 with the retirement of the related party promissory notes during the third quarter of 2014.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, we had established a full valuation allowance for all deferred tax assets.

As of September 30, 2015 and December 31, 2014, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of September 30, 2015 and December 31, 2014 consist of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term portions of capital lease obligations and line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

In September 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. The update requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years. Early application is permitted. We do not expect the adoption of ASU 2014-12 to have any impact on our consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We plan to adopt this ASU effective January 1, 2016 and do not expect the adoption to have a significant impact on our consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The update adds clarification to the guidance presented in ASU 2015-03, as that guidance did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. We plan to adopt this ASU effective January 1, 2016 along with the original guidance in ASU 2015-03 and do not expect the adoption to have a significant impact on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015 that are of significance, or potential significance to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our Company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. We base the design of any system of controls in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.19(e)	Eighth Amendment to Loan Agreement, dated as of July 7, 2015, by and between Quest Resource Management Group, LLC and Regions Bank (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 10.19(e) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 16, 2015	By:	/s/ Michael F. Golden
Michael F. Golden
Interim Chief Executive Officer

Date: November 16, 2015	By:	/s/ Laurie L. Latham
Laurie L. Latham
Chief Financial Officer