Form 10-K
period 2015-12-31
Quest Resource Holding Corp
filed 2016-03-16
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (26,101,770 shares) based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $28,189,912. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 7, 2016, there were outstanding 111,788,225 shares of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “company,” “QRHC,” “our company,” “we,” “us,” and “our” refer to Quest Resource Holding Corporation and, when appropriate, its subsidiaries.

“Quest Resource Holding Corporation,” our logo, and other trade names, trademarks, and service marks of QRHC appearing in this Annual Report on Form 10-K are the property of our company. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

ii

PART I

ITEM 1.	BUSINESS

Overview

We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables.

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

We also operate environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.

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

We conduct our recycling management services on an international basis. We currently manage over 39,000 locations for various customers throughout the United States, including Puerto Rico, the Virgin Islands, and Canada. Our customers generally have multiple locations. We continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and cross-sell additional services to existing customers.

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

Through the Earth911.com website, we provide data, information, and articles with the goal of engaging, educating, and entertaining consumers regarding the environment, recycling, and sustainability. The content of the Earth911.com website generates significant traffic from consumers interested in learning about environmental issues, environmentally friendly disposal methods, and locations in proximity to their homes where they can dispose of recyclables and environmentally unfriendly products, such as electronic devices, oil, and anti-freeze. The traffic on the Earth911.com website also is attractive to advertisers that desire to target potential consumers that are interested in the environment and recycling. We believe there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information. We also believe that corporate advertisers desire new ways to maximize the impact of their sponsorship and advertising programs and the opportunity to market their goods directly to a focused community of potential consumers.

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

•Retail service providers (car dealerships, tire dealerships, quick lubes, aftermarket automotive parts and accessories retailers, automotive service franchises)

•Trucking and fleet

•Car rental companies

Manufacturing	x	x	x	x
•Packaging •Food and beverages •Mining •Heavy and industrial
Commercial Property Management	x	x	x	x
Healthcare	x	x	x	x
Food Services and Retail	x	x	x	x
•Grocers •Discount •Specialty •Restaurants
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

Our recycling management business depends to a significant extent on revenue from our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our largest customer accounted for approximately 44% of our revenue for the year ended December 31, 2015, 59% of our revenue for the year ended December 31, 2014, and 76% of our revenue for the year ended December 31, 2013. Although we currently service that customer’s stores nationally, a decline in our business with that customer could occur at any time. One of our strategic goals is to continue to diversify our customer base while increasing our business with our largest customer. During 2015, we continued to add additional customers, which reduced our reliance on our largest customer by the end of 2015. We expect our reliance on our single largest customer to continue to decrease; however, we can provide no assurance that our reliance upon our single largest customer will diminish.

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

While we have many competitors for certain aspects of our business, we are unaware of any provider that provides all of our services, media, recycling data services, environmental certification, and sustainability program offerings. The following chart illustrates the aspects of our offerings relative to certain of our competitors:

Company	Recycling Services	Media	Recycling Data	Environmental Certification	Sustainability Programs
Quest Resource Holding Corporation	x	x	x	x	x
Waste Management	x			x
Republic Services	x			x
Clean Harbors	x			x
Liberty Tire Recycling	x			x
Darling International	x			x
Blue Skye					x
Rubicon Global	x

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

Employees

As of December 31, 2015, we employed a total of 112 persons, of which three were executive employees, 92 were administrative and client services employees, and 17 were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

We own or have filed applications for numerous federally registered trademarks and logos, including the following:

•	QUEST RESOURCE MANAGEMENT GROUP (and “Circle” design);
•	QUEST RESOURCE HOLDING CORPORATION (and “Q” design)
•	EARTH911 (and “Flag” design);
•	YOUCHANGE;
•	SUSTAINABILITY DELIVERED;
•	ARMOR ANTI-FREEZE;
•	TO CHALLENGE, MANAGE, AND INFORM; and
•	MORE IDEAS, LESS WASTE.

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

Available Information

Our principal executive offices are located at 3481 Plano Parkway, The Colony, Texas 75056, and our telephone number is (972) 464-0004. Our website address is www.qrhc.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

The public may read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We have incurred recurring net losses, including net losses of $7,445,930 in 2015, $9,897,678 in 2014, and $17,799,351 in 2013. As a result of ongoing operating losses, we had an accumulated deficit of approximately $82,869,310 as of December 31, 2015. We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, enlarge the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, expand our consumer-based content and online community to appeal to and attract a larger base of consumers, implement internal systems and infrastructure, and hire additional personnel. As a result, we expect to continue to incur significant losses as we expand our business and may never achieve or maintain profitability. There is no assurance that we will achieve or maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

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

The success of our recycling management business depends to a significant extent on our relationship with our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our single largest customer accounted for approximately 44%, 59%, and 76% of our revenue for the years ended December 31, 2015, 2014, and 2013, respectively. Our second largest customer accounted for approximately 16%, 14%, and 3% of our revenue for the years ended December 31, 2015, 2014, and 2013, respectively. We are continuing to add additional customers, which is reducing our reliance on our largest customer, although we may also continue to increase our revenue from our largest customer. We expect our reliance on our single largest customer to continue to decrease; however, we can provide no assurance that our reliance upon our single largest customer will diminish. Our contractual arrangements with our major customers are on a multi-year basis and pertain to the management of only certain forms of materials. Although we have maintained our business relationship with our largest customer during the last eight years and we currently service that customer’s stores nationally, a decline in our business with that customer could occur at any time. Our failure to maintain our business with our largest customer or any other large customer would have a material adverse effect on our business, operating results, and financial condition.

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

Some of the municipalities in which we provide services for certain customers, inclusive of our two largest customers, have entered into contractual arrangements with their waste haulage companies that require them to permit those waste haulage companies to remove and dispose of “waste” or “solid waste” within those municipalities. If materials, and in particular organic materials, that we typically obtain and dispose of are considered “waste” or “solid waste,” then our customers may be required to allow the waste haulage companies to remove those materials, and in general either our customers or the municipalities in which they are located must compensate those waste haulage companies based on the metric set forth in the relevant contracts or franchise agreements with those waste haulage companies. If, however, the materials are classified as “raw material,” as “commodities,” or as another designation other than “waste” or “solid waste,” our customers may allow us to obtain the recyclable materials. If it is ultimately found that certain materials constitute “waste” or “solid waste,” a significant portion of our anticipated revenue stream could be lost, which could have a material adverse effect on our business, the growth of our business, financial condition, and results of operations.

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

Our future operating results will depend to a significant extent on our ability to continue to provide efficient and innovative recycling, reuse, and proper disposal services that compare favorably with alternative services on the basis of cost, performance, and customer preferences. Our success in maintaining existing and attracting new customers and developing new business for these services depends on various factors, including the following:

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

Our vendors may maintain their own operations or serve other customers, a number of which may provide them with more business than we do. As a result, our vendors could determine to prioritize their capacity for their own operations or for other customers or reduce or eliminate services for us on short notice. If we have any such problems, we may be unable to service our customers in a cost-effective, high-quality, or timely manner, which may adversely affect our business and operating results.  Our vendors also may seek to compete with us for customers they serve on our behalf or potential customers that we desire to serve.

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

We are attempting to build the brand identity of Earth911.com and increase traffic to our Earth911.com website, our mobile applications, and our social media offerings. We believe that the importance of brand recognition will increase because of the growing number of Internet websites and the relatively low barriers to entry to provide Internet content. We have incurred significant development, marketing, and other costs in our effort to continue to enhance our brand identity among businesses and consumers interested in the environment and increase our revenue from online activities. Our business, results of operations, and financial condition could be materially and adversely affected if we incur excessive expenses in an unsuccessful attempt to promote and maintain recognition of the Earth911.com brand.  Despite our efforts to date, our social media business, including our Earth911.com website, has generated very modest revenue and resulted in significant costs.  We cannot give any assurance that our media business will become profitable or even viable in the future.

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

An element of our strategy is to generate a high volume of traffic across our Earth911.com website to and from third parties that advertise or may advertise on our website. Accordingly, the satisfactory performance, reliability, and availability of our systems, transaction-processing systems, and communications infrastructure are critical to our reputation and our ability to attract and retain advertising customers, as well as to maintain adequate customer service levels. We may experience periodic systems interruptions. Any substantial increase in the volume of traffic on our infrastructure may require us to expand and upgrade our technology, transaction-processing systems, and other features. We can provide no assurance that we will be able to project accurately the rate or timing of increases, if any, in the use of our infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases.

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

The development and expansion of our business can be expected to require additional funds. In the future, we plan to seek additional equity or debt financing to provide funds for our business and operations. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Equity financings could result in dilution to our existing stockholders.

The global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

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

Our success depends to a significant extent upon the continued services of our current management team and key personnel. The loss of one or more of our other key executives or employees could have a material adverse effect on our business. We do not maintain “key person” insurance policies on the lives of any of our executives or any of our other employees. We employ all of our executives and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our strategic partners, or our competitors;
•	sales, or anticipated sales, of large blocks of our stock;
•	short selling of our common stock by investors;
•	additions or departures of key personnel;
•	announcements of technological innovations by us or by our competitors;
•	introductions of new services or new pricing policies by us or by our competitors;
•	changing competitive factors;
•	regulatory or political developments;
•	fluctuating commodity prices, including oil;
•	litigation and governmental or regulatory investigations;
•	acquisitions or strategic alliances by us or by our competitors; and
•	general economic, political, and financial market conditions or events.

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

If we are unable to meet the continued listing requirements for The Nasdaq Capital Market, our securities will be subject to delisting.

On September 1, 2015, we received a notification from Nasdaq Listing Qualifications advising us that our common stock had not maintained a minimum closing bid price of $1.00 per share for 30 consecutive business days, or the Minimum Bid Price Requirement, as required by Nasdaq Listing Rule 5555(a)(2).  We had 180 calendar days, or until February 29, 2016, or the Compliance Deadline, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement, the bid price of our common stock had to close at or above $1.00 per share for a minimum of ten consecutive business days prior to the Compliance Deadline.

On March 1, 2016, we received a notification from Nasdaq Listing Qualifications advising us that we are eligible for an extension of 180 calendar days, or until August 29, 2016, or the Extended Compliance Deadline, to regain compliance with the Minimum Bid Price Requirement.  We are required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and we have provided written notice of our intention to cure the deficiency prior to the Extended Compliance Deadline, by effecting a reverse stock split, if necessary. If it appears to Nasdaq Listing Qualifications that we will not be able to cure the deficiency, or if we are not otherwise eligible, our securities will be subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement, including by effecting a reverse stock split. However, we cannot provide any assurance that our common stock will trade at levels necessary to regain and maintain compliance with the Minimum Bid Price Requirement before the Extended Compliance Deadline.

Future sales of our common stock in the public market by our existing stockholders, or the perception that such sales might occur, could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2015, we had 111,788,225 shares of our common stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2015, we had 17,734,908 shares of common stock issuable upon the exercise of outstanding stock options and warrants and the delivery of outstanding restricted stock units under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants and the delivery of shares underlying restricted stock units, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in The Colony, Texas, where we lease approximately 36,000 square feet under a lease that expires in October 2022.  We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

The following table sets forth the high and low sale prices of our common stock for each quarter for the fiscal years ended December 31, 2015 and 2014 as reported on Nasdaq or the OTCBB, as applicable.

	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$1.55	$1.17
Second Quarter	$1.34	$1.05
Third Quarter	$1.12	$0.52
Fourth Quarter	$0.91	$0.46
Fiscal Year Ended December 31, 2014
First Quarter	$2.55	$1.95
Second Quarter	$6.23	$2.00
Third Quarter	$5.35	$1.44
Fourth Quarter	$1.73	$1.21

On March 7, 2016, the closing price per share of our common stock as reported on Nasdaq was $0.72 per share. As of March 7, 2016, there were approximately 111,788,225 shares of common stock outstanding and 167 holders of record of our common stock.

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

Our Business

We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers, and large local businesses to have a single point of contact for managing a variety of waste streams and recyclables.

We believe we offer innovative, cost-effective, one-stop management programs for the reuse, recycling, and proper disposal of a wide variety of recyclables and disposables that provide regional and national customers with a single point of contact for managing these materials. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from the fleet and industrial, food service and retail, and solid waste industries. We currently concentrate on programs for recycling motor oil and automotive lubricants, scrap tires, grease and cooking oil, meat renderings, organics, hazardous and non-hazardous waste, regulated medical waste, construction debris, glass, cardboard, paper, metal, and solid waste.

We also operate environmentally based social media and online database platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.

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

Years Ended December 31, 2015 and 2014 Operating Results

Our consolidated financial statements include the operating activity of our company and our subsidiaries for the years ended December 31, 2015 and 2014.

The following table summarizes our operating results for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Revenue	$170,139,049	$174,453,667
Cost of revenue	156,498,149	160,185,976
Gross profit	13,640,900	14,267,691
Operating expenses:
Selling, general, and administrative	16,300,453	14,383,540
Depreciation and amortization	4,568,102	3,827,128
Total operating expenses	20,868,555	18,210,668
Operating loss	(7,227,655)	(3,942,977)
Interest expense	(218,275)	(4,296,170)
Loss on extinguishment of debt	—	(1,658,531)
Income tax expense	—	—
Net loss	$(7,445,930)	$(9,897,678)

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Revenue

For the year ended December 31, 2015, revenue was $170.1 million, a decrease of $4.4 million, or 2.5%, compared with revenue of $174.5 million for the year ended December 31, 2014. The decrease was primarily due to a decline in used motor oil and cooking oil commodity values of approximately $32.0 million for the year ended December 31, 2015, largely offset by a combination of new and expanded services with customers added in 2015 and 2014 of approximately $26.5 million.  Revenue grew 16.0% excluding the $32.0 million commodity decline, and user service locations expanded to approximately 90,000 for the year ended December 31, 2015 (user service locations equals the number of customers times locations per customer times services per location).

Cost of Revenue/Gross Profit

Cost of revenue decreased $3.7 million to $156.5 million for the year ended December 31, 2015 from $160.2 million for the year ended December 31, 2014.  The decrease related primarily to the decline in the cost of commodities in 2015, partially offset by the increase related primarily to a combination of new locations and expanded services with customers added in 2015 and 2014.  Gross profit decreased $627,000 to $13.6 million from $14.3 million in 2014.  The gross profit margin was 8.0% of total 2015 net sales compared with 8.2% in 2014.  The decrease in gross profit margin percentage for the year ended December 31, 2015 was primarily due to the change in the mix of services and a decline in commodity prices of approximately $31.5 million.  In addition, there was increased cost of certain contracted services of $498,000 in the fourth quarter of 2015.

Margins are affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the year ended December 31, 2015, operating expenses increased $2.7 million to $20.9 million from $18.2 million for fiscal 2014. Selling, general, and administrative expenses were $16.3 million and $14.4 million for the years ended December 31, 2015 and 2014, respectively, an increase of $1.9 million.  The increase was primarily related to an increase in selling, general, and administrative expenses for servicing an increased number of customer locations in the year ended December 31, 2015 and expenses related to the office relocation in September 2015.  Additionally, the year ended December 31, 2014 included an expense reduction of approximately $554,000 as a result of the sublease of our former headquarters that did not recur in 2015.

Operating expenses also included depreciation and amortization of $4.6 million and $3.8 million for the years ended December 31, 2015 and 2014, respectively.  The increase for the year ended December 31, 2015 primarily related to amortization of software development costs capitalized subsequent to 2014 and $566,000 related to the cessation of the Earth911 e-commerce marketplace website during the fourth quarter of 2015.

Interest Expense

For the year ended December 31, 2015, interest expense decreased $4.1 million to $218,000 from $4.3 million for 2014. Additionally, we recognized a loss on extinguishment of debt of $1.7 million for the year ended December 31, 2014, with no corresponding expense in the year ended December 31, 2015.  The decline was primarily due to the retirement of the related party promissory notes totaling $22.0 million in September 2014, along with the expensing of debt discounts and finance charges.

Net Loss

Net loss for the year ended December 31, 2015 was $7.4 million compared with a net loss of $9.9 million for the year ended December 31, 2014. The explanations above detail the majority of the changes related to the net loss.

Loss Per Share

The loss per share on a basic and diluted basis was $(0.07) for the year ended December 31, 2015 compared with a loss per share of $(0.10) for the year ended December 31, 2014. The weighted average number of shares of common stock outstanding increased from 100.6 million as of December 31, 2014 to 111.7 million as of December 31, 2015. The increase in the 2015 weighted average share count was primarily a result of the sales of common stock and the conversion of related party promissory notes in September 2014, as well as the issuance of stock to settle the restricted stock unit grants and Employee Stock Purchase Plan options exercised during 2015.

Our business, including revenue, operating expenses, and operating margins may vary depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

EBITDAS

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, and stock-related compensation charges, or EBITDAS, to evaluate our performance. EBITDAS is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that EBITDAS be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or GAAP.

The following table reflects the EBITDAS for the years ended December 31, 2015 and 2014, respectively:

RECONCILIATION OF NET LOSS TO EBITDAS

	As Reported
	Years Ended December 31,
	2015	2014
Net loss	$(7,445,930)	$(9,897,678)
Interest expense	218,275	4,296,170
Income tax expense	—	—
Depreciation and amortization	4,571,743	3,827,128
Stock-based compensation expense	1,315,530	1,547,769
Other non-cash financing expenses	—	1,658,531
EBITDAS	$(1,340,382)	$1,431,920

Liquidity and Capital Resources

As of December 31, 2015, we had $3.0 million of cash and cash equivalents and working capital of $2.1 million, an increase from the working capital of $1.3 million as of December 31, 2014.

We derive our primary sources of funds for conducting our business activities from sales of services, commodities, consulting, and advertising; borrowings under our credit facilities; and the placement of our equity securities with investors. We require working capital primarily to carry accounts receivable, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, withstand adverse economic conditions, fund potential acquisition transactions, and pursue our following goals:

•	expanding sales staff and market reach;
•	expanding and developing our IT infrastructure, operations applications, and mobile strategy;
•	enhancing, developing, and introducing services and offerings;
•	expanding visitors to the Earth911.com website and increasing advertising and sponsorship; and
•	expanding our customer base for recycling services.

We believe our existing cash and cash equivalents of $3.0 million, available borrowing capacity under our credit facility as of December 31, 2015 of $11.0 million, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash provided by operating activities was $2.7 million for the year ended December 31, 2015 compared with cash used in operating activities of $8.6 million for the year ended December 31, 2014. Cash provided by operating activities for the year ended December 31, 2015 included net loss of $7.4 million, offset by non-cash items of $6.1 million and cash provided by the net change in operating assets and liabilities of $4.0 million.  Cash used in operating activities for the year ended December 31, 2014 related to the net loss of $9.9 million and the net change in operating assets and liabilities of $9.3 million, offset by non-cash items of $10.6 million. The non-cash items primarily reflected depreciation, amortization of intangible assets, amortization of debt discounts, amortization of financing costs, loss on extinguishment of debt, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts receivable and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from debt and/or equity financings depending on the level of our operations until such time as we generate sustained positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2015 and 2014 was $1.6 million and $1.0 million, respectively, primarily from purchases of property and equipment and costs related to software development.  The increase in cash used during the year ended December 31, 2015 was primarily related to leasehold improvements at our new headquarters.

Cash Flows from Financing Activities

Cash used in financing activities was $1.2 million for the year ended December 31, 2015, primarily from $9.9 million of repayments on our line of credit, partially offset by borrowings under our line of credit of $8.7 million.  Cash provided by financing activities was $10.1 million for the year ended December 31, 2014, primarily from $18.6 million of net proceeds from the issuance of stock and warrants and $2.5 million of proceeds from borrowings under our line of credit, partially offset by the $11.0 million repayment of related party promissory notes.

Inflation

We do not believe that inflation had a material impact on us during the years ended December 31, 2015 or 2014.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Collectability of Accounts Receivable

Our accounts receivable consist primarily of amounts due from customers for the performance of services, and we record the amount net of an allowance for doubtful accounts. To record our accounts receivable at their net realizable value, we assess their collectability, which requires a considerable amount of judgment. We perform a detailed analysis of the aging of our receivables, the credit worthiness of our customers, our historical bad debts, and other adjustments. If economic, industry, or customer specific business trends worsen, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

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

Upon recognition of an event, as previously described, we use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We primarily employ the two following methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in an arm’s length transaction between unrelated willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

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

We performed our Step 1 impairment analysis for goodwill and other intangible assets in the third quarter of 2015 and 2014 with no impairment recorded.  Despite declines in our stock price during the fourth quarter of 2015, our market capitalization at December 31, 2015 exceeded our carrying value by approximately $7.3 million, and we determined that an impairment analysis was not required.  However, continued declines in our stock price could require a future Step 2 impairment assessment and the write off of a portion or all of our goodwill and other intangible assets in future periods.

Stock Options

We estimate the fair value of stock options using the Black-Scholes-Merton valuation model. Significant assumptions used in the calculation were determined as follows:

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2015 and 2014, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2015 and 2014, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of December 31, 2015 and 2014 consist of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, capital lease obligations, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-15. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We plan to adopt this ASU effective January 1, 2016 and do not expect the adoption to have a significant impact on our consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, or ASU 2016-02.  The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance to us.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

The remainder of the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.
(b)	Exhibits

Exhibit No.	Exhibit

1.1	Underwriting Agreement, dated September 19, 2014, by and between Quest Resource Holding Corporation and Maxim Group LLC (1)

2.1	Agreement and Plan of Merger, dated as of March 15, 2010, among Bluestar Financial Group, Inc., Bluestar Acquisition Corporation, and Youchange, Inc. (2)

2.4	Agreement and Plan of Merger, dated as of May 21, 2012, among YouChange Holdings Corp, YouChange Merger Subsidiary Corp., and Earth911, Inc., including all amendments thereto (3)

2.7	Securities Purchase Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp., and Quest Resources Group, LLC, Brian Dick, and Jeff Forte (4)

3.1(a)	Second Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (5)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation (6)

4.1	Registration Rights Agreement, dated as of April 18, 2014, by and between Quest Resource Holding Corporation and the Purchasers named therein (7)

4.2	Form of Warrant (8)

10.5(e)†	2012 Incentive Compensation Plan (9)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (10)

10.5(g)†	Form of Incentive Stock Option Agreement (11)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (12)

10.10	Stockholders Voting Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp.; Mitchell A. Saltz and Colton Melby; and Brian Dick and Jeff Forte (13)

10.11	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Brian Dick (14)

10.12	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Jeff Forte (15)

10.13	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Brian Dick (16)

10.14	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Jeff Forte (17)

10.16†	Employment Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Brian Dick (18)

10.18	Master Environmental Services Agreement, dated as of February 1, 2013, by and between Quest Resource Management Group, LLC and Wal-Mart Stores, Inc. (19)

10.19	Loan Agreement, dated as of December 15, 2010, by and between Quest Resource Management Group, LLC and Regions Bank, including all amendments thereto (20)

10.19(a)	Sixth Amendment to Loan Agreement, dated as of May 9, 2014, by and between Quest Resource Management Group, LLC and Regions Bank (21)

10.19(b)	Guaranty, dated as of May 9, 2014, by Quest Resource Holding Corporation and Earth911, Inc. for the benefit of Regions Bank (22)

10.19(c)	Pledge Agreement, dated as of May 9, 2014, by and between Earth911, Inc. and Regions Bank (23)

10.19(d)	Seventh Amendment to Loan Agreement, dated as of May 13, 2015, by and between Quest Resource Management Group, LLC and Regions Bank (24)

10.19(e)	Eighth Amendment to Loan Agreement, dated as of July 7, 2015, by and between Quest Resource Management Group, LLC and Regions Bank (25)

10.20†	Severance and Change in Control Agreement, dated as of November 7, 2014, by and between Quest Resource Holding Corporation and Laurie L. Latham (26)

10.21†	2014 Employee Stock Purchase Plan (27)

10.22†	Severance and Change in Control Agreement, dated as of December 16, 2015, by and between Quest Resource Holding Corporation and Timothy A. Semones (28)

10.23†	Severance and Change in Control Agreement, dated as of January 7, 2016, by and between Quest Resource Holding Corporation and S. Ray Hatch (29)

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010, and incorporated herein by reference.
(3)

Filed as Annex A to the Registrant’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on August 27, 2012 and as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2012, and incorporated herein by reference.

(4)	Filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.

(5)	Filed as Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(6)	Filed as Exhibit 3.2(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(7)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.
(9)	Filed as Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 30, 2013.
(10)	Filed as Exhibit 10.5(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(11)	Filed as Exhibit 10.5(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(12)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(13)	Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(14)	Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(15)	Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(16)	Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(17)	Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(18)	Filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(19)	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(20)	Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(21)	Filed as Exhibit 10.19(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(22)	Filed as Exhibit 10.19(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(23)	Filed as Exhibit 10.19(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(24)	Filed as Exhibit 10.19(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(25)	Filed as Exhibit 10.19(e) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2015.
(26)	Filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014.
(27)	Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.
(28)	Filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2015.
(29)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2016.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 16, 2016	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 16, 2016	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints S. Ray Hatch and Laurie L. Latham, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2016
S. Ray Hatch

/s/ Laurie L. Latham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2016
Laurie L. Latham

/s/ Jeffrey D. Forte	Director	March 16, 2016
Jeffrey D. Forte

/s/ Michael F. Golden	Director	March 16, 2016
Michael F. Golden

/s/ Russell J. Knittel	Director	March 16, 2016
Russell J. Knittel

/s/ Ronald L. Miller, Jr.	Director	March 16, 2016
Ronald L. Miller, Jr.

Signature	Title	Date

/s/ Barry M. Monheit	Director	March 16, 2016
Barry M. Monheit

/s/ Mitchell A. Saltz	Director	March 16, 2016
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	March 16, 2016
I. Marie Wadecki

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Quest Resource Holding Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Resource Holding Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP
Semple, Marchal & Cooper, LLP
Certified Public Accountants
Phoenix, Arizona
March 16, 2016

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,989,731	$3,154,540
Accounts receivable, less allowance for doubtful accounts of $586,941 and $760,917 as of December 31, 2015 and 2014, respectively	33,298,797	29,631,843
Prepaid expenses and other current assets	946,908	684,032
Total current assets	37,235,436	33,470,415

Goodwill	58,337,290	58,337,290
Intangible assets, net	11,828,008	15,115,617
Property and equipment, net, and other assets	1,608,632	753,493
Total assets	$109,009,366	$107,676,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$5,250,000
Accounts payable and accrued liabilities	34,847,359	26,621,907
Deferred revenue and other current liabilities	328,829	282,189
Total current liabilities	35,176,188	32,154,096

Line of credit	4,000,000	—
Other long-term liabilities	341,142	45,206
Total liabilities	39,517,330	32,199,302

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 111,788,225 and 111,601,304 shares issued and outstanding as of December 31, 2015 and 2014, respectively	111,788	111,601
Additional paid-in capital	152,249,558	150,789,292
Accumulated deficit	(82,869,310)	(75,423,380)
Total stockholders’ equity	69,492,036	75,477,513
Total liabilities and stockholders’ equity	$109,009,366	$107,676,815

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Revenue	$170,139,049	$174,453,667
Cost of revenue	156,498,149	160,185,976
Gross profit	13,640,900	14,267,691
Operating expenses:
Selling, general, and administrative	16,300,453	14,383,540
Depreciation and amortization	4,568,102	3,827,128
Total operating expenses	20,868,555	18,210,668
Operating loss	(7,227,655)	(3,942,977)
Other expense:
Interest expense	(218,275)	(4,296,170)
Loss on extinguishment of debt	—	(1,658,531)
Total other expense, net	(218,275)	(5,954,701)
Loss before taxes	(7,445,930)	(9,897,678)
Income tax expense	—	—
Net loss	$(7,445,930)	$(9,897,678)

Net loss applicable to common stockholders	$(7,445,930)	$(9,897,678)
Net loss per share
Basic and Diluted	$(0.07)	$(0.10)
Weighted average number of common shares outstanding
Basic and Diluted	111,692,934	100,554,314

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2013	95,814,565	$95,815	$119,410,777	$(65,525,702)	$53,980,890
Stock-based compensation	—	—	1,637,022	—	1,637,022
Sale of common stock and warrants, net of issuance costs	10,192,500	10,192	18,566,826	—	18,577,018
Note and accrued interest conversions	5,573,831	5,574	11,124,687	—	11,130,261
Common stock issued for services	20,408	20	49,980	—	50,000
Net loss	—	—	—	(9,897,678)	(9,897,678)
Balance, December 31, 2014	111,601,304	111,601	150,789,292	(75,423,380)	75,477,513
Stock-based compensation	—	—	1,350,387	—	1,350,387
Shares issued for vested restricted stock units	56,500	57	(57)	—	—
Shares issued for Employee Stock Purchase Plan options	130,421	130	109,936	—	110,066
Net loss	—	—	—	(7,445,930)	(7,445,930)
Balance, December 31, 2015	111,788,225	$111,788	$152,249,558	$(82,869,310)	$69,492,036

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,445,930)	$(9,897,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	314,178	292,067
Amortization of intangibles	4,257,565	3,535,061
Amortization of debt discount and deferred financing costs	—	2,998,403
Loss on extinguishment of debt	—	1,658,531
Interest converted to common stock	—	105,261
Gain on disposal of property and equipment	(15,646)	—
Provision for doubtful accounts	265,176	441,338
Stock-based compensation	1,315,530	1,547,769
Changes in operating assets and liabilities:
Accounts receivable	(3,932,130)	(9,224,041)
Prepaid expenses and other current assets	(262,876)	(279,244)
Security deposits and other assets	(80,740)	(123,764)
Accounts payable and accrued liabilities	8,260,309	358,382
Deferred revenue and other current liabilities	(46,559)	(3,662)
Other long-term liabilities	30,157	32,154
Net cash provided by (used in) operating activities	2,659,034	(8,559,423)
Cash flows from investing activities:
Purchase of property and equipment	(674,675)	(180,419)
Purchase of capitalized software and trademark development	(969,956)	(839,605)
Net cash used in investing activities	(1,644,631)	(1,020,024)
Cash flows from financing activities:
Proceeds from line of credit	8,700,000	2,500,000
Repayments to line of credit	(9,950,000)	—
Proceeds from sale of capital stock	110,066	18,577,018
Repayments of capital lease obligations	(39,278)	(20,015)
Repayments of senior convertible notes – related party	—	(11,000,000)
Net cash provided by (used in) financing activities	(1,179,212)	10,057,003
Net increase (decrease) in cash and cash equivalents	(164,809)	477,556
Cash and cash equivalents at beginning of period	3,154,540	2,676,984
Cash and cash equivalents at end of period	$2,989,731	$3,154,540

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company, Description of Business, and Liquidity

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“YouChange”) (collectively, “we,” “us,” or “our company”).

Operations

Quest provides businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables.  Earth911 also operates environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.  Quest generates substantially all of our revenues, and two of Quest’s customers accounted for 60% and 73% of revenue for the years ended December 31, 2015 and 2014, respectively.  Our principal offices are located in The Colony, Texas.

Liquidity

As of December 31, 2015 and 2014, our working capital balance was $2,059,248 and $1,316,319, respectively.

2. Summary of Significant Accounting Policies

Principals of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2015 and 2014.

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

We use significant estimates when accounting for the carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes, all of which are discussed in their respective notes to the consolidated financial statements.

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

Collectability Is Reasonably Assured – We assess collectability on a customer by customer basis based on criteria developed by us.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross.  We record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Currently, we have one contract accounted for as management fees with revenue of $109,846 and nil for the years ended December 31, 2015 and 2014, respectively.  Our gross billings on this management fee contract were $1,437,579 and nil for the years ended December 31, 2015 and 2014, respectively.

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

Accounts Receivable

We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each customer’s financial condition and is generally unsecured. Accounts receivable are typically due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheet. We consider accounts past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, our previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period we receive the payment.

As of December 31, 2015 and 2014, we had established an allowance of $586,941 and $760,917, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivables only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2015 and 2014 were as follows:

	Years ended December 31,
	2015	2014
Beginning balance	$760,917	$319,735
Bad debt expense, net of recoveries	265,176	441,338
Uncollectible accounts written off	(439,152)	(156)
Ending balance	$586,941	$760,917

Inventories

Inventories consist of waste disposal and recycling equipment and are stated at the lower of cost (average cost method which approximates first-in, first-out) or market. If required, we establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, and current and expected market conditions. We record inventories within “Prepaid expenses and other current assets” in our consolidated balance sheets. As of December 31, 2015 and 2014, all inventories were finished goods with balances of $54,473 and $30,759, respectively, with no reserve for inventory obsolescence at either date.

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

Stock Options

We estimate the fair value of stock options on grant date in accordance with ASC Topic 718, Stock Compensation, using the Black-Scholes-Merton valuation model. Significant assumptions used in the calculation are as follows:

•

We determine the expected term in accordance with SEC Staff Accounting Bulletin No. 107 using the simplified method for plain vanilla options by the average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available;

•	We measure the expected volatility using the historical changes in the market price of our common stock and applicable comparison companies;
•	We use the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards to approximate the risk-free interest rate; and
•	We base forfeitures on the history of cancellations of options granted by us and our analysis of potential future forfeitures.

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

Impairment of Long-Lived Assets

We analyze assets that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We carry assets held for sale, if any, at the lower of carrying amount or fair value less selling costs. We did not recognize any impairment charges for long-lived assets during 2015 and 2014.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Goodwill

We record as goodwill the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree, and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. We performed our Step 1 goodwill impairment analysis in the third quarter of 2015 and 2014 with no impairment recorded.  Despite declines in our stock price during the fourth quarter of 2015, our market capitalization at December 31, 2015 exceeded our carrying value by approximately $7.3 million, and we determined that an impairment analysis was not required.  However, continued declines in our stock price could require a future Step 2 impairment assessment and the write off of a portion or all of our goodwill and other intangible assets in future periods.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. These potentially dilutive securities include stock options, restricted stock units, and warrants and totaled 17,734,908 and 18,130,132 shares at December 31, 2015 and December 31, 2014, respectively.

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation insured level per institution. The bank cash balances on deposit may periodically exceed federally insured limits, including $2,017,060 at December 31, 2015; however, we have never experienced any losses related to these balances.

We sell our products and services primarily to consumers, advertisers, and businesses without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances for the years ended December 31, 2015 and 2014:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2015	2	60%	41%
2014	2	73%	36%

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2015 and 2014, advertising expense totaled $43,670 and $72,241, respectively.

Stock-Based Compensation

We expense all share-based grants to employees, including grants of employee stock options, based on their estimated fair values at grant date, in accordance with ASC Topic 718, Stock Compensation. We record compensation expense for stock options over the vesting period using the estimated fair value on the date of grant, as calculated using the Black-Scholes-Merton model. We classify all share-based awards to employees as equity instruments and recognize the vesting of the awards ratably over their respective terms. See Note 10 for a description of our share-based compensation plan and information related to awards granted under the plan.

3. Property and Equipment, Net, and Other Assets

At December 31, 2015 and 2014, Property and equipment, net, and other assets consisted of the following:

	As of December 31,
	2015	2014
Vehicles	$544,984	$544,984
Computer equipment	946,929	793,109
Office furniture and fixtures	634,547	329,210
Machinery and equipment	514,041	458,257
Leasehold improvements	641,273	101,112
Property and equipment, gross	3,281,774	2,226,672
Accumulated depreciation	(1,973,538)	(1,692,835)
Property and equipment, net	1,308,236	533,837
Security deposits and other assets	300,396	219,656
Property and equipment, net, and other assets	$1,608,632	$753,493

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment.  Depreciation expense for the year ended December 31, 2015 was $314,178, inclusive of $3,641 of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used in directly servicing customer contracts.  Depreciation expense for the year ended December 31, 2014 was $292,067, with no depreciation expense recorded to “Cost of revenue.” At December 31, 2015, our capital lease assets were $426,757, net of $34,041 of accumulated depreciation.  At December 31, 2014, our capital lease assets were $51,003, net of $11,539 of accumulated depreciation.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2015	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$6,254,000	$6,466,000
Trademarks	7 years	6,239,950	2,188,129	4,051,821
Patents	7 years	230,683	230,683	—
Software	7 years	1,290,468	104,570	1,185,898
Customer lists	5 years	307,153	182,864	124,289
Total finite lived intangible assets		$20,788,254	$8,960,246	$11,828,008

December 31, 2014	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$3,710,000	$9,010,000
Trademarks	7 years	6,230,000	1,297,917	4,932,083
Patents	7 years	230,683	230,683	—
Software	7 years	1,013,714	25,899	987,815
Customer lists	5 years	307,153	121,434	185,719
Total finite lived intangible assets		$20,501,550	$5,385,933	$15,115,617

December 31, 2015 and 2014	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $4,257,565 and $3,535,061 for the years ended December 31, 2015 and 2014, respectively. Our amortization expense for the year ended December 31, 2015 includes $566,000 related to the cessation of the Earth911 e-commerce marketplace website during the fourth quarter of 2015. We expect amortization expense to be approximately $3.7 million for the year ending December 31, 2016, approximately $3.6 million for the year ending December 31, 2017, approximately $2.5 million for the year ending December 31, 2018, approximately $1.1 million for the year ending December 31, 2019, approximately $600,000 for the year ending December 31, 2020, and approximately $300,000 thereafter. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes. As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, we performed our goodwill impairment analysis in the third quarter of 2015 and 2014 with no impairment recorded in either period.

5. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility of up to $15,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The facility matures May 13, 2018. The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.57% as of December 31, 2015). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets with guarantees from QRHC and Earth911. Quest had $4,000,000 outstanding and $11,000,000 available to be borrowed as of December 31, 2015. The amount of interest expense related to the Regions line of credit for the years ended December 31, 2015 and 2014 was $204,984 and $163,607, respectively. As of December 31, 2015 we were in compliance with the financial covenants.

During the year ended December 31, 2015, Quest entered into two amendments with Regions. On May 13, 2015, Quest entered into a Seventh Amendment to Loan Agreement with Regions. The loan agreement was amended to, among other things, (i) reduce the applicable margin for eurodollar rate loans by 0.25% per annum, (ii) extend the maturity date to May 31, 2018, and (iii) modify the

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

permitted acquisitions in certain respects. On July 7, 2015, Quest entered into an Eighth Amendment to Loan Agreement with Regions. The loan agreement was amended to, among other things, increase the aggregate revolving credit commitment to $15.0 million by exercising the $5.0 million accordion feature in the loan agreement.

6. Long-term Debt and Capital Lease Obligations

Capital Leases

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our consolidated balance sheets.

At December 31, 2015 and 2014, total capital lease obligations outstanding consisted of the following:

	As of December 31,
	2015	2014
Capital lease obligations, imputed interest of 2.65% to 4.87%, with monthly payments of $10,508.37 through November 2020, secured by computer, telephone and office equipment	$402,170	$47,250
Total	402,170	47,250
Less: current maturities	(112,125)	(22,853)
Long-term portion	$290,045	$24,397

The amount of interest expense related to our capital leases for the years ended December 31, 2015 and 2014 was $4,080 and $2,406, respectively. The following table summarizes future maturities of our capital lease obligations, as of December 31, 2015:

Year Ending December 31,	Amount
2016	$122,375
2017	103,703
2018	87,744
2019	60,015
2020	55,014
Total minimum lease payments	428,851
Less: amount representing interest	(26,681)
Present value of net minimum lease payments	402,170
Less: current maturities	(112,125)
Non-current maturities	$290,045

Convertible Secured Promissory Notes – Quest Acquisition

In connection with our acquisition of Quest from Quest Resource Group LLC (“QRG”) on July 16, 2013, we issued convertible secured promissory notes with a total principal amount of $22,000,000 to the owners of QRG who were related parties: the former Chief Executive Officer of Quest and the former President of Quest. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer, and a member of the Board of Directors of our company until his resignation in October 2015, and the former president of Quest became a member of the Board of Directors of our company. The convertible secured promissory notes (collectively, the “Sellers Notes”) were each secured by a first-priority security interest in a 25% membership interest held by Earth911 in Quest (comprising a total of 50% of the membership interests of Quest), as set forth in security and membership interest pledge agreements, by and between Earth911 and the sellers. The Sellers Notes accrued interest at a rate of 7% per annum and were payable on a monthly basis on the 5th day of the month beginning on September 5, 2013. The principal amount was due and payable in one installment on July 16, 2016.

The Sellers Notes were convertible at any time, in the sole discretion of the holders, into shares of our common stock at a price of $2.00 per share. In addition, the Sellers Notes were convertible, in our sole discretion, into shares of our common stock at a price of $2.00 per share at any time after (i) the two year anniversary of the Notes, (ii) the principal amount of each Sellers Note had been paid down by $5,000,000 as a result of the first capital raise, (iii) our common stock traded on the Nasdaq Stock Market, the New York Stock Exchange, or NYSE MKT, and (iv) our common stock traded at four times the $2.00 conversion price, as adjusted for any stock splits, reverse stock splits, or both. Based on our share price at the time we entered into the Sellers Notes, we recognized a beneficial conversion feature (“BCF”) of $5,500,000 and discounted the Sellers Notes.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

On September 24, 2014, we repaid $11,000,000 of the Sellers Notes using proceeds from our public offering. Additionally, the holders converted the remaining $11,000,000 of Sellers Notes, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock. In accordance with FASB ASC Topic 740-20, Debt with Conversion and Other Options, for the portion of the Sellers Notes retired through conversion to our common stock, the remaining unamortized BCF of $1,658,531 at the time of conversion is reflected as “Interest expense” in our consolidated statement of operations. Additionally, for the portion of the Sellers Notes repaid in cash, we did not allocate the consideration paid to the BCF, as we determined the intrinsic value was zero as of the extinguishment date, and we recorded the $1,658,531 difference between the carrying amount of the remaining Sellers Notes and the consideration paid as “Loss on extinguishment of debt” in our consolidated statement of operations. Therefore, as of December 31, 2014, the unamortized discount on the Sellers Notes was nil. The amount of interest expense related to the Sellers Notes for the year ended December 31, 2014 was $1,126,521. The amount of interest expense related to the amortization of the discount on the Sellers Notes for the year ended December 31, 2014 was $2,998,403.  There was no comparable expense for the year ended December 31, 2015.

7. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2015 and 2014, and we have recorded a valuation allowance of $12,313,000 and $9,108,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	As of December 31,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss	$5,670,000	$5,938,000
Amortization	3,761,000	—
Stock-based compensation	3,215,000	2,702,000
Capitalized software costs	(612,000)	—
Accrued interest expense	9,000	155,000
Allowance for doubtful accounts	229,000	224,000
Deferred lease liability	41,000	89,000
Total deferred tax assets (liabilities), net	12,313,000	9,108,000
Less: valuation allowance	(12,313,000)	(9,108,000)
Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2015	2014
U.S. federal statutory rate applied to pretax income	$(2,531,616)	$(3,365,211)
Permanent differences	17,155	455,557
State taxes and other	(690,539)	383,654
Change in valuation allowance	3,205,000	2,526,000
	$—	$—

As of December 31, 2015, we had federal income tax net operating loss carryforwards of approximately $14,500,000, which expire at various dates beginning in 2031. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss. Such limitation of the net operating losses may have occurred, which we have not fully analyzed at this time as we have fully reserved the deferred tax asset.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

As of December 31, 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2016. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2013 to 2015. Tax audits by their very nature are often complex and can require several years to complete.

8. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, capital lease obligations and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of capital lease obligations and line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities.

On May 7, 2014, we issued an aggregate of 200,000 warrants to purchase shares of our common stock to a consultant in exchange for services rendered during the year ended December 31, 2014. Of these warrants, 100,000 vested immediately and resulted in no expense recorded for the year ended December 31, 2015.  The remaining 100,000 warrants, which we had classified as a liability, vested on May 7, 2015 subject to performance conditions. We measured the warrants at fair value by applying the Black-Scholes-Merton valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton valuation for the warrants that immediately vested on May 7, 2014 were as follows: volatility of 97.6%; risk free interest rate of 0.9%; expected term of three years; and expected dividend yield of 0%. The grant date fair value of the initial warrant valuation described above was $1.61 per warrant. As of May 7, 2015, the assumptions used in the Black-Scholes-Merton valuation for the 100,000 warrants that vested on May 7, 2015 were as follows: volatility of 88.5%; risk free interest rate of 0.63%; expected term of two years; and expected dividend yield of 0%. The grant date fair value of the warrant valuation as described above was $0.35 per warrant. We based the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We determined the historical volatility using the historical changes in the market price of our common stock.

The following table summarizes the warrant liability valuation for the two years ended December 31, 2015:

Description	Fair Value Measurements Warrant Liability
Beginning balance, December 31, 2013	$—
Issuances (Level 3)	34,857
Ending balance, December 31, 2014	$34,857
Total (gains) or losses (Level 3)	144
Vesting of performance condition (Level 3)	(35,001)
Ending balance, December 31, 2015	$—

9. Commitments and Contingencies

We lease corporate office space in The Colony, Texas under an 84 month, non-cancelable operating lease. The lease expires in October 2022. We also lease corporate office space in Scottsdale, Arizona under a 66 month, non-cancelable operating lease. The lease, which expires in March 2017, provides for a renewal option of 60 months, and was subleased during 2014. The total amount of minimum rentals we expect to receive on this sublease is $320,061 as of December 31, 2015.  Lease expense totaled $509,586 and $352,670 for the years ended December 31, 2015 and 2014, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The following is a schedule, by year, of future minimum rental payments required under the operating lease agreements as of December 31, 2015:

Year Ending December 31,	Amount
2016	$764,036
2017	664,880
2018	606,780
2019	631,260
2020	664,200
Thereafter	1,162,350
Total	$4,493,506

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2015 and 2014.

10. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding as of December 31, 2015 and 2014.

Common Stock

Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 111,788,225 and 111,601,304 shares were issued and outstanding as of December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Shares issued for vested restricted stock units	56,500	$—
Shares issued for Employee Stock Purchase Plan options	130,421	110,066
	186,921	$110,066

•	Shares issued for vested restricted stock units –
o	On March 5, 2015, we issued 56,500 shares to an employee related to restricted stock units that vested and were expensed during fiscal year 2014.
•	Shares issued for Employee Stock Purchase Plan offering –
o	On May 15, 2015, we issued 57,134 shares to employees for $60,705 under our 2014 Employee Stock Purchase Plan (“ESPP”) for options that vested and were exercised.
o	On November 15, 2015, we issued 73,287 shares to employees for $49,361 under our 2014 ESPP for options that vested and were exercised.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

During the year ended December 31, 2014, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Sale of common stock and warrants, net of issuance costs	10,192,500	$18,577,018
Note and accrued interest conversions	5,573,831	11,130,261
Common stock issued for services	20,408	50,000
	15,786,739	$29,757,279

•	Sale of common stock and warrants –
o

On April 18, 2014, we issued an aggregate of 1,192,500 units (the “Units”) to accredited investors, for an aggregate purchase price of $2,385,000, with each Unit consisting of one share of our common stock and a warrant to purchase one share of our common stock for $2.00 per share. Additionally, we issued an additional 248,500 warrants to third parties for services provided related to the issuance.

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

Warrants

During the year ended December 31, 2015, we did not issue any warrants, no holders exercised warrants, and a third party forfeited 1,200,000 contingent warrants.  Due to the uncertainty of attaining any of the performance conditions, we did not recognize any additional expense for the non-vested warrants.  As these warrants related to internally developed software, we did not capitalize any costs or recognize any expense for the year ended December 31, 2015.  During the year ended December 31, 2014, we issued 12,991,000 warrants, no holders exercised warrants, and no warrants expired. There were 11,791,000 exercisable warrants and no contingent warrants outstanding as of December 31, 2015. There were 11,241,000 exercisable warrants and 1,750,000 contingent warrants outstanding as of December 31, 2014.

•	Warrants issued in conjunction with sale of common stock –
o

On April 18, 2014, we issued 1,192,500 warrants to accredited investors, each to purchase one share of our common stock for $2.00 per share as part of a Unit that included a share of our common stock. Additionally, we issued an additional 248,500 warrants to third-parties for services provided related to the issuance. Each warrant may be exercised by the holder thereof, in such holder’s sole discretion, in whole or in part, any time prior to April 1, 2017.

o

On September 24, 2014, we issued 9,000,000 warrants to purchase 9,000,000 shares of our common stock at a price per warrant of $0.01, as part of the sale of 9,000,000 shares of common stock. We also granted to the underwriters a 45-day option to acquire up to 700,000 additional shares of common stock and/or additional warrants to acquire up to 700,000 shares of common stock. On October 20, 2014, the underwriters exercised their option and acquired an additional 700,000 warrants. The warrants may be exercised for a period of five years to purchase common stock at an exercise price of $2.50 per share.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

•	Warrants for services –
o

On May 7, 2014, we issued to a third party for services rendered an aggregate of 200,000 warrants to purchase 200,000 shares of our common stock for $2.65 per share. Of the 200,000 warrants, 100,000 were exercisable immediately and the remaining become exercisable one year from the date of grant based on the achievement of performance conditions. We recorded stock-based compensation expense of $144 and $195,814 related to these warrants for the years ended December 31, 2015 and 2014, respectively. See Note 8 for a discussion of our Black-Scholes-Merton valuation assumptions.

o

On May 28, 2014, we issued to a third party for services rendered an aggregate of 1,650,000 contingent warrants to purchase 1,650,000 shares of our common stock for $4.31 per share. The warrants become exercisable at various times after achieving future performance conditions related to services and revenue targets for Earth911.

As these warrants related to internally developed software, we recorded $174,109 to intangible assets for the year ended December 31, 2014 as the third party satisfied the first vesting condition.  We measured the 450,000 vested warrants during the year ended December 31, 2014 at fair value by applying the Black-Scholes-Merton valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes-Merton option valuation for the warrants were as follows: volatility of 93.5%; risk free interest rate of 0.5%; expected term of 2.0 years; and expected dividend yield of 0%. The fair value of the warrant described above as of December 31, 2014 was $0.39 per warrant. We based the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We determined the historical volatility using the historical changes in the market price of our common stock and applicable comparison companies.

Due to the uncertainty of attaining any of the remaining performance conditions, we did not recognize any additional activity for the remaining warrants for the year ended December 31, 2015. See Note 8 for a discussion of our Black-Scholes-Merton valuation assumptions.

The following table summarizes the warrants issued and outstanding as of December 31, 2015:

Warrants Issued and Outstanding as of December 31, 2015
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

Incentive Compensation Plan

In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The purposes of the plan are to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with our performance. The plan is administered by the compensation committee of our board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the plan is 7,500,000. Stock compensation expense prior to October 2012 related to options granted prior to the Earth911 Merger that was superseded by the 2012 Plan at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Restricted Stock Units

During April 2014, we granted restricted stock units representing 132,600 shares of common stock under the 2012 Plan. The restricted stock units vest based on a combination of financial performance factors and continued service. The financial performance factors are based on the revenue generated by new business activity of one of our subsidiaries. All payouts of restricted stock units that vest will be exercisable immediately and will be paid in the form of common stock. While we do not anticipate issuing dividends, the restricted stock unit awards will not participate in any dividends prior to vesting.

We determined the fair value of the restricted stock unit awards granted based on the market value of our common stock on the date of grant, which was $3.75 per share. We recorded $211,875 of stock-based compensation expense for the year ended December 31, 2014 related to these restricted stock units as the grantee satisfied the first vesting condition. Due to the uncertainty of attaining any of the remaining performance conditions, we recorded no additional stock-based compensation expense for the remaining performance conditions for the year ended December 31, 2015.  We issued 56,500 shares during the year ended December 31, 2015 related to the restricted stock units that vested and were expensed during 2014.  The remaining 76,100 restricted stock unit awards were forfeited during December 2015 upon the grantee’s termination. As of December 31, 2015 and 2014, outstanding restricted stock units totaled nil and 132,600, respectively.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved the ESPP. We recorded expense of $61,023 and $4,683 related to the ESPP during the years ended December 31, 2015 and 2014, respectively.

Stock Options

The following table summarizes the stock option activity from January 1, 2014 through December 31, 2015:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2014	4,141,948	$2.00 — $3.25	$2.48
Granted	1,305,000	$1.45 — $3.75	$2.77
Canceled/Forfeited	(440,416)	$2.05 — $2.10	$2.09
Outstanding at December 31, 2014	5,006,532	$1.45 — $3.75	$2.66
Granted	2,242,625	$0.78 — $1.46	$0.83
Canceled/Forfeited	(1,305,249)	$1.28 — $3.75	$2.52
Outstanding at December 31, 2015	5,943,908	$0.78 — $3.75	$2.04

The weighted-average grant-date fair value of options granted was $0.55 and $1.41 for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, the intrinsic value of options outstanding was nil and nil, respectively, and the intrinsic value of options exercisable was nil and nil, respectively.

The following additional information applies to options outstanding at December 31, 2015:

Ranges of Exercise Prices	Outstanding at December 31, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2015	Weighted- Average Exercise Price
$0.78 - $3.75	5,943,908	6.8	$2.04	3,643,718	$2.44

The following additional information applies to options outstanding at December 31, 2014:

Ranges of Exercise Prices	Outstanding at December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2014	Weighted- Average Exercise Price
$1.45 - $3.75	5,006,532	6.5	$2.66	3,301,532	$2.58

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Stock-based compensation expense for stock based incentive awards was $1,315,530 and $1,085,217 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $2,408,855. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately one year.

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

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2015 and 2014 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014
Expected volatility	94%	94%
Risk-free interest rate	1.45%	0.92%
Expected dividends	0.00%	0.00%
Expected term in years	4.3	3.4

11. Net Loss per Share

We compute basic loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. These potentially dilutive securities include options, restricted stock units, and warrants and totaled 17,734,908 and 18,130,132 shares at December 31, 2015 and 2014, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	Years ended December 31,
	2015	2014
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,943,908	5,006,532
Restricted stock units	—	132,600
Warrants	11,791,000	12,991,000
Total anti-dilutive securities excluded from diluted loss per share	17,734,908	18,130,132

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

12. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2015	2014
Supplemental cash flow information:
Cash paid for interest	$221,585	$1,153,275

Supplemental non-cash flow activities:
Common stock issued for conversion of notes payable	$—	$11,025,000
Common stock issued for services and loan fees	$—	$50,000
Warrant liability issued for services	$144	$34,857
Vesting of warrant liability	$(35,001)	$—
Warrants issued for capitalized software purchases	$—	$174,109
Acquisition of equipment under capital leases	$398,256	$11,749

13. Related Party Transactions

On July 16, 2013, we acquired all of the issued and outstanding membership interest of Quest held by QRG, comprising 50% of the membership interests of Quest (the “Quest Interests”). The purchase price for the Quest Interests consisted of 22,000,000 shares of our common stock issued at a fair market value of $2.50 per share based on the closing price of the stock on the date of the transaction and the Sellers Notes in the aggregate principal amount of $22,000,000. The total purchase price of $77,000,000 was paid to the owners of QRG who were related parties: the Chief Executive Officer of Quest and the former President of Quest until his resignation in October 2015, and the former President of Quest became a member of the Board of Directors of our company. After the close of the transaction, the Chief Executive Officer of Quest became the President, Chief Executive Officer and member of the Board of Directors of our company. On September 24, 2014, we paid $11,000,000 to the holders of the Sellers’ Notes and such holders converted the remaining $11,000,000 of principal, plus accrued interest through September 24, 2014 of $101,260, into 5,550,630 shares of our common stock. See Note 6 for a discussion of the conversion.