Form 10-Q
period 2016-03-31
Quest Resource Holding Corp
filed 2016-05-16
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 1, 2016, there were outstanding 118,678,225 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,910,056	$2,989,731
Accounts receivable, less allowance for doubtful accounts of $705,486 and $586,941 as of March 31, 2016 and December 31, 2015, respectively	35,123,632	33,298,797
Prepaid expenses and other current assets	967,930	946,908
Total current assets	40,001,618	37,235,436

Goodwill	58,337,290	58,337,290
Intangible assets, net	11,070,012	11,828,008
Property and equipment, net, and other assets	1,649,675	1,608,632
Total assets	$111,058,595	$109,009,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,124,552	$34,847,359
Deferred revenue and other current liabilities	433,618	328,829
Total current liabilities	36,558,170	35,176,188

Line of credit	3,500,000	4,000,000
Other long-term liabilities	324,297	341,142
Total liabilities	40,382,467	39,517,330

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 118,678,225 and 111,788,225 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	118,678	111,788
Additional paid-in capital	155,670,715	152,249,558
Accumulated deficit	(85,113,265)	(82,869,310)
Total stockholders’ equity	70,676,128	69,492,036
Total liabilities and stockholders’ equity	$111,058,595	$109,009,366

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenue	$45,770,896	$40,008,609
Cost of revenue	42,284,536	36,722,933
Gross profit	3,486,360	3,285,676
Operating expenses:
Selling, general, and administrative	4,655,163	3,776,982
Depreciation and amortization	1,018,564	979,137
Total operating expenses	5,673,727	4,756,119
Operating loss	(2,187,367)	(1,470,443)
Other expense:
Interest expense	(56,588)	(48,597)
Total other expense	(56,588)	(48,597)
Loss before taxes	(2,243,955)	(1,519,040)
Income tax expense	—	—
Net loss	$(2,243,955)	$(1,519,040)

Net loss applicable to common stockholders	$(2,243,955)	$(1,519,040)
Net loss per share
Basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding
Basic and diluted	111,863,939	111,617,626

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2015	111,788,225	$111,788	$152,249,558	$(82,869,310)	$69,492,036
Stock-based compensation	—	—	538,697	—	538,697
Sale of common stock and warrants, net of issuance costs	6,890,000	6,890	2,882,460	—	2,889,350
Net loss	—	—	—	(2,243,955)	(2,243,955)
Balance, March 31, 2016	118,678,225	$118,678	$155,670,715	$(85,113,265)	$70,676,128

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,243,955)	$(1,519,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	108,916	76,046
Amortization of intangibles	919,065	903,091
Provision for doubtful accounts	141,553	—
Stock-based compensation	538,697	285,156
Changes in operating assets and liabilities:
Accounts receivable	(1,966,388)	1,009,981
Prepaid expenses and other current assets	(21,022)	(67,983)
Security deposits and other assets	34,183	(12,677)
Accounts payable and accrued liabilities	1,277,193	(236,849)
Deferred revenue and other current liabilities	101,845	41,332
Other long-term liabilities	(6,282)	4,557
Net cash provided by (used in) operating activities	(1,116,195)	483,614
Cash flows from investing activities:
Purchase of property and equipment	(162,304)	(170,144)
Purchase of capitalized software development	(161,069)	(150,837)
Net cash used in investing activities	(323,373)	(320,981)
Cash flows from financing activities:
Proceeds from line of credit	5,250,000	—
Repayments to line of credit	(5,750,000)	—
Proceeds from the sale of common stock and warrants, net of issuance costs	2,889,350	—
Repayments of capital lease obligations	(29,457)	(5,636)
Net cash provided by (used in) financing activities	2,359,893	(5,636)
Net increase in cash and cash equivalents	920,325	156,997
Cash and cash equivalents at beginning of period	2,989,731	3,154,540
Cash and cash equivalents at end of period	$3,910,056	$3,311,537

Supplemental cash flow information:
Cash paid for interest	$55,105	$48,521

Supplemental non-cash flow activities:
Acquisition of equipment under capital leases	$21,838	$—
Common stock issued for vested restricted stock units	$—	$57

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

Operations – We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables.  This business generates substantially all of our revenue.  We also operate environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.  Two customers accounted for 55.3% and 61.5% of revenue for the three months ended March 31, 2016 and 2015, respectively.  Our principal offices are located in The Colony, Texas.

Liquidity – As of March 31, 2016 and December 31, 2015, our working capital balance was $3,443,448 and $2,059,248, respectively.

2. Summary of Significant Accounting Policies

Principals of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2016 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2015 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, and YouChange each operate as ecology based green service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross.  We record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Currently, we have one contract accounted for as management fees with revenue of $87,689 and nil for the three months ended March 31, 2016 and 2015, respectively.  Our gross billings on this management fee contract were $1,121,643 and nil for the three months ended March 31, 2016 and 2015, respectively.

We recognize licensing fees ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include stock options, restricted stock units, and warrants and related to 22,823,106 and 16,832,380 shares at March 31, 2016 and 2015, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	6,863,656	4,965,280
Restricted stock units	—	76,100
Warrants	15,959,450	11,791,000
Total anti-dilutive securities excluded from diluted loss per share	22,823,106	16,832,380

Inventories

We record inventories within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.  As of March 31, 2016 and December 31, 2015, all inventories were waste disposal equipment with balances of $12,593 and $54,473, respectively, with no reserve for inventory obsolescence at either date.

3. Property and Equipment, Net, and Other Assets

At March 31, 2016 and December 31, 2015, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,082,454 and $1,973,538 as of March 31, 2016 and December 31, 2015, respectively	$1,383,462	$1,308,236
Security deposits and other assets	266,213	300,396
Property and equipment, net, and other assets	$1,649,675	$1,608,632

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. The depreciation expense for the three months ended March 31, 2016 was $108,916, inclusive of $9,417 of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used in directly servicing customer contracts.  The depreciation expense for the three months ended March 31, 2015 was $76,046, with no depreciation expense recorded to “Cost of revenue.” At March 31, 2016, our capital lease assets were $413,502, net of $75,325 of accumulated depreciation. At December 31, 2015, our capital lease assets were $426,757, net of $34,041 of accumulated depreciation.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2016 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$6,890,000	$5,830,000
Trademarks	7 years	6,273,885	2,410,797	3,863,088
Patents	7 years	230,683	230,683	—
Software	7 years	1,417,602	149,609	1,267,993
Customer lists	5 years	307,153	198,222	108,931
Total finite lived intangible assets		$20,949,323	$9,879,311	$11,070,012

December 31, 2015	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$6,254,000	$6,466,000
Trademarks	7 years	6,239,950	2,188,129	4,051,821
Patents	7 years	230,683	230,683	—
Software	7 years	1,290,468	104,570	1,185,898
Customer lists	5 years	307,153	182,864	124,289
Total finite lived intangible assets		$20,788,254	$8,960,246	$11,828,008

March 31, 2016 (Unaudited) and December 31, 2015	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $919,065 and $903,091 for the three months ended March 31, 2016 and 2015, respectively.  We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

5. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility of up to $15,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The facility matures May 13, 2018.  The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.69% as of March 31, 2016). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets with guarantees from QRHC and Earth911. Quest had $3,500,000 outstanding and $9,124,343 available to be borrowed as of March 31, 2016. The amount of interest expense related to the Regions line of credit for the three months ended March 31, 2016 and 2015 was $49,782 and $35,050, respectively.  As of March 31, 2016, we were in compliance with the financial covenants.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

6. Capital Lease Obligations

At March 31, 2016 and December 31, 2015, total capital lease obligations outstanding consisted of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Capital lease obligations, imputed interest at 2.65% to 9.39%, with monthly payments of $11,022, through August 2018, secured by computer and telephone equipment	$394,551	$402,170
Total	394,551	402,170
Less: current maturities	(115,069)	(112,125)
Long-term portion	$279,482	$290,045

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended March 31, 2016 and 2015 was $3,965 and $487, respectively.

7. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2016 and December 31, 2015, and we have recorded a valuation allowance of $13,199,000 and $12,313,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2016 and December 31, 2015, we had federal income tax net operating loss carryforwards of approximately $15,000,000 and $14,500,000, respectively, which expire at various dates beginning in 2031.

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

On May 7, 2014, we issued warrants to purchase an aggregate of 200,000 shares of our common stock to a consultant in exchange for services rendered during 2014.  Of these warrants, 100,000 shares underlying the warrants vested immediately and resulted in no expense recorded for the three months ended March 31, 2016 and 2015.  The remaining 100,000 shares underlying the warrants, which we had classified as a liability, vested on May 7, 2015, subject to performance conditions.  We measured the warrants at fair value by applying the Black-Scholes-Merton valuation model, which utilizes Level 3 inputs. As of March 31, 2015, the assumptions used in the Black-Scholes-Merton valuation for the warrants to purchase 100,000 shares were as follows: volatility of 81.1%; risk free interest rate of 0.59%; expected term of 2.1 years; and expected dividend yield of 0%. The grant date fair value of the warrant valuation described above was $0.32 per warrant. We based the risk free interest rate on U.S. Treasury rates with maturity dates approximating the expected term of the warrants. We determined the historical volatility using the historical changes in the market price of our common stock and applicable comparable companies.  Our warrant liability was nil at March 31, 2016 and December 31, 2015, respectively. Due to the decline in the fair value of these warrants, we recorded a decrease of stock-based compensation expense of nil and $5,936 for the three months ended March 31, 2016 and 2015, respectively, related to these warrants.

9. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 118,678,225 and 111,788,225 shares were issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

During the three months ended March 31, 2016, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Sale of common stock and warrants, net of issuance costs of $452,300	6,890,000	$2,889,350
	6,890,000	$2,889,350
•	Sale of Common Stock and Warrants –
o

On March 30, 2016, we issued 6,890,000 shares of our common stock, together with warrants to purchase 3,445,000 shares of our common stock, at a price per share and warrant of $0.485. We also issued the underwriters warrants to purchase 723,450 shares of our common stock.  The warrants may be exercised for a period of five years at an initial exercise price of $0.485 per share, subject to adjustment for certain dilutive events. We also granted the underwriters a 30-day option to acquire up to 1,033,500 additional shares of common stock and/or additional warrants to purchase up to 516,750 shares of common stock solely to cover over-allotments, with the underwriters receiving additional warrants to purchase 108,518 shares of our common stock if they exercised the over-allotment option.  The underwriters did not exercise the over-allotment option.

Warrants – During the three months ended March 31, 2016, we issued warrants to purchase 4,168,450 shares and no holders exercised warrants.  During the three months ended March 31, 2015, we did not issue any warrants and a third party forfeited 1,200,000 contingent warrants.  Due to the uncertainty of attaining any of the performance conditions, we had not recognized any additional expense for the non-vested warrants.  As these warrants related to internally developed software, we did not capitalize any costs or recognize any expense for the three months ended March 31, 2015. At March 31, 2016, we had outstanding exercisable warrants to purchase 15,959,450 shares of common stock.

The following table summarizes the warrants issued and outstanding as of March 31, 2016:

Warrants Issued and Outstanding as of March 31, 2016
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	04/18/2014	04/01/2017	$2.00	1,441,000
Warrant	05/07/2014	05/07/2017	$2.65	200,000
Warrant	05/28/2014	10/31/2016	$4.31	450,000
Warrants	09/24/2014	09/24/2019	$2.50	9,000,000
Warrants	10/20/2014	10/20/2019	$2.50	700,000
Warrants	3/30/2016	03/30/2021	$0.485	4,168,450
Total warrants issued and outstanding				15,959,450

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved the Quest Resource Holding Corporation 2014 Employee Stock Purchase Plan (the “ESPP”). We recorded expense of $9,206 and $9,726 related to the ESPP during the three months ended March 31, 2016 and 2015, respectively.

Stock Options – The following table summarizes the stock option activity for the three month period ended March 31, 2016:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2015	5,943,908	$ 0.78 — 3.75	$2.04
Granted	2,166,000	$ 0.55 — 0.68	$0.68
Canceled/Forfeited	(1,246,252)	$ 0.79 — 3.75	$1.64
Outstanding at March 31, 2016	6,863,656	$ 0.55 — 3.75	$1.60

For the three months ended March 31, 2016 and 2015, we recorded $21,809 and nil, respectively, of stock-based compensation within “Selling, general, and administrative expenses” in our condensed consolidated statements of operations for services provided by a consultant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Report on Form 10-K for the year ended December 31, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in our Report on Form 10-K for the year ended December 31, 2015. Furthermore, such forward-looking statements speak only as of the date of their issuance. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC, Quest, and Earth911.

Three Months Ended March 31, 2016 and 2015 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue	$45,770,896	$40,008,609
Cost of revenue	42,284,536	36,722,933
Gross profit	3,486,360	3,285,676
Operating expenses:
Selling, general, and administrative	4,655,163	3,776,982
Depreciation and amortization	1,018,564	979,137
Total operating expenses	5,673,727	4,756,119
Operating loss	(2,187,367)	(1,470,443)
Interest expense	(56,588)	(48,597)
Income tax expense	—	—
Net loss	$(2,243,955)	$(1,519,040)

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Revenue

For the quarter ended March 31, 2016, revenue was $45.8 million, an increase of $5.8 million, or 14.4%, compared with $40.0 million for the quarter ended March 31, 2015.  The increase was primarily due to a combination of new and expanded services with customers added after the first quarter of 2015, with user service locations expanding to approximately 95,000 as of March 31, 2016 compared with 80,000 as of March 31, 2015 (user service locations equals the number of customers times locations per customer times services per location).

Cost of Revenue/Gross Profit

Cost of revenue increased $5.6 million to $42.3 million for the quarter ended March 31, 2016 from $36.7 million for the quarter ended March 31, 2015.  The increase related primarily to the cost of servicing the new and expanded services with customers added in 2015. Gross profit increased $201,000 to $3.5 million for the quarter ended March 31, 2016 from $3.3 million for the quarter ended March 31, 2015. The gross profit margin was 7.6% for first quarter 2016 net sales compared with 8.2% in the first quarter of 2015.  The decrease in gross profit margin percentage for the three months ended March 31, 2016 was primarily due to the change in the mix of services and increased cost of certain contracted services.

Margins are affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the quarter ended March 31, 2016, operating expenses increased $918,000 to $5.7 million from $4.8 million for the comparable quarter in 2015.  Selling, general, and administrative expenses were $4.7 million and $3.8 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $878,000. The increase related primarily to an increase in stock-related compensation of $254,000 and in selling, general, and administrative expenses of approximately $400,000 for integrating and servicing an increased number of customer locations in the quarter ended March 31, 2016.

Operating expenses also included depreciation and amortization of $1.0 million and $980,000 for the three months ended March 31, 2016 and 2015, respectively.  This $20,000 increase related primarily to amortization of software development costs capitalized subsequent to the first quarter of 2015.

Interest Expense

For the three months ended March 31, 2016, interest expense increased $8,000 to $57,000 from $49,000 for the three months ended March 31, 2015 due to a higher interest rate and outstanding balance on our line of credit.

Net Loss

Net loss for the quarter ended March 31, 2016 was $(2.2) million compared with a net loss of $(1.5) million for the quarter ended March 31, 2015.  The explanations above detail the majority of the changes related to the net loss.

Loss Per Share

Net loss per basic and diluted share was $(0.02) for the quarter ended March 31, 2016 compared with a net loss per basic and diluted share of $(0.01) for the quarter ended March 31, 2015. The weighted average number of shares of common stock outstanding increased to 111.9 million for the three months ended March 31, 2016 from 111.6 million for the three months ended March 31, 2015 primarily from the issuance of shares for Employee Stock Purchase Plan options exercised during 2015 and the stock offering during the first quarter of 2016.

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

The following table reflects the EBITDAS for the three months ended March 31, 2016 and 2015:

RECONCILIATION OF NET LOSS TO EBITDAS

(UNAUDITED)

	As Reported
	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net loss	$(2,243,955)	$(1,519,040)
Interest expense	56,588	48,597
Income tax expense	—	—
Depreciation and amortization	1,027,981	979,137
Stock-based compensation expense	538,697	285,156
EBITDAS	$(620,689)	$(206,150)

Liquidity and Capital Resources

As of March 31, 2016, we had $3.9 million in cash and cash equivalents compared with $3.0 million as of December 31, 2015. Working capital was $3.4 million as of March 31, 2016 compared with $2.1 million as of December 31, 2015.

We derive our primary sources of funds for conducting our business activities from sales of services, commodities, consulting, and advertising, borrowings under our credit facilities, and the placement of our equity securities with investors.  We require working capital primarily to carry accounts receivable, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, withstand adverse economic conditions, fund potential acquisition transactions, and pursue our following goals:

•	expanding sales staff and market reach;
•	expanding and developing our IT infrastructure, operations applications, and mobile strategy;
•	enhancing, developing, and introducing services and offerings;
•	expanding visitors to the Earth911.com website and increasing advertising and sponsorship; and
•	expanding our customer base for recycling services.

We believe our existing cash and cash equivalents of $3.9 million, available borrowing capacity under our credit facility as of March 31, 2016 of $9.1 million, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2016 and 2015.

Cash Flows from Operating Activities

Cash used in operating activities was $1.1 million for the three months ended March 31, 2016 compared with cash provided by operating activities of $480,000 for the three months ended March 31, 2015. Cash used in operating activities for the three months ended March 31, 2016 included the net loss of $2.2 million and cash used in the net change in operating assets and liabilities of $580,000 offset by non-cash items of $1.7 million.  The cash provided by operating activities for the three months ended March 31, 2015 related to the net loss of $1.5 million, offset by non-cash items of $1.3 million and cash used in the net change in operating assets and liabilities of $738,000. The non-cash items primarily reflected depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts receivable and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from debt and/or equity financings depending on the level of our operations until such time as we generate sustained positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 and 2015 was $323,000 and $321,000, respectively, primarily from purchases of property and equipment and costs related to software development.  The increase in cash used during the three months ended March 31, 2016 was primarily due to a slight increase in the purchase of property and equipment in 2016 compared with 2015.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.4 million for the three months ended March 31, 2016, primarily from $2.9 million from the sale of stock and warrants, partially offset by a net repayment on our line of credit of $500,000.  Cash used in financing activities was $5,600 for the three months ended March 31, 2015, primarily for the repayment of capital lease obligations.

Inflation

We do not believe that inflation had a material impact on us during the three months ended March 31, 2016 and 2015.

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

We performed our Step 1 impairment analysis for goodwill and other intangible assets in the third quarter of 2015 with no impairment recorded.  On March 30, 2016, we closed a secondary public offering and our stock price reflected a decline compared to prior to the offering, resulting in our carrying value exceeding our market capitalization.  We determined that an impairment analysis was not required as our market capitalization preceding the offering was higher than our carrying value and the bulk sale of shares at a discount the day before the end of the period temporarily decreased our stock price and market capitalization.  Continued declines or a lack of recovery in our stock price could require a future Step 2 impairment assessment and could result in the write off of a portion or all of our goodwill and other intangible assets in future periods.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property and equipment, intangible assets, goodwill, and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, we had established a full valuation allowance for all deferred tax assets.

As of March 31, 2016 and December 31, 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of March 31, 2016 and December 31, 2015 consist of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, capital lease obligations, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. With the exception of the warrant liability, the fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We are evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit No.	Exhibit
1.2	Underwriting Agreement, dated March 24, 2016, by and between Quest Resource Holding Corporation and Roth Capital Partners, LLC, as representative of the underwriters named therein (1)
4.2	Form of Warrant (2)
10.23†	Severance and Change in Control Agreement, dated as of January 7, 2016, by and between Quest Resource Holding Corporation and S. Ray Hatch (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(2)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(3)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2016.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 16, 2016	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: May 16, 2016	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer