Form 10-Q
period 2016-06-30
Quest Resource Holding Corp
filed 2016-08-15
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, there were outstanding 14,844,502 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,025,343	$2,989,731
Accounts receivable, less allowance for doubtful accounts of $162,563 and $586,941 as of June 30, 2016 and December 31, 2015, respectively	35,566,902	33,298,797
Prepaid expenses and other current assets	1,775,139	946,908
Total current assets	39,367,384	37,235,436

Goodwill	58,337,290	58,337,290
Intangible assets, net	10,201,020	11,828,008
Property and equipment, net, and other assets	2,297,567	1,608,632
Total assets	$110,203,261	$109,009,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,142,203	$34,847,359
Deferred revenue and other current liabilities	467,055	328,829
Total current liabilities	36,609,258	35,176,188

Line of credit	4,000,000	4,000,000
Other long-term liabilities	388,436	341,142
Total liabilities	40,997,694	39,517,330

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 14,844,502 and 13,973,528 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively, given retroactive effect to the 1-for-8 reverse stock split effective August 10, 2016	14,845	13,974
Additional paid-in capital	156,352,097	152,347,372
Accumulated deficit	(87,161,375)	(82,869,310)
Total stockholders’ equity	69,205,567	69,492,036
Total liabilities and stockholders’ equity	$110,203,261	$109,009,366

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$46,843,675	$42,330,214	$92,614,571	$82,338,823
Cost of revenue	43,189,149	38,913,605	85,473,685	75,636,538
Gross profit	3,654,526	3,416,609	7,140,886	6,702,285
Operating expenses:
Selling, general, and administrative	4,637,498	3,906,276	9,292,661	7,683,258
Depreciation and amortization	1,007,864	972,334	2,026,428	1,951,471
Total operating expenses	5,645,362	4,878,610	11,319,089	9,634,729
Operating loss	(1,990,836)	(1,462,001)	(4,178,203)	(2,932,444)
Other expense:
Interest expense	(57,274)	(42,236)	(113,862)	(90,833)
Total other expense	(57,274)	(42,236)	(113,862)	(90,833)
Loss before taxes	(2,048,110)	(1,504,237)	(4,292,065)	(3,023,277)
Income tax expense	—	—	—	—
Net loss	$(2,048,110)	$(1,504,237)	$(4,292,065)	$(3,023,277)

Net loss applicable to common stockholders	$(2,048,110)	$(1,504,237)	$(4,292,065)	$(3,023,277)
Net loss per share
Basic and diluted	$(0.14)	$(0.11)	$(0.30)	$(0.22)
Weighted average number of common shares outstanding, given retroactive effect to the 1-for-8 reverse stock split effective August 10, 2016
Basic and diluted	14,839,591	13,960,836	14,408,890	13,956,543

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016, GIVEN RETROACTIVE ADJUSTMENT

FOR THE 1-FOR-8 REVERSE STOCK SPLIT ON AUGUST 10, 2016

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2015	13,973,529	$13,974	$152,347,372	$(82,869,310)	$69,492,036
Stock-based compensation	—	—	1,088,811	—	1,088,811
Sale of common stock and warrants, net of issuance costs	861,250	861	2,888,489	—	2,889,350
Shares issued for Employee Stock Purchase Plan options	9,723	10	27,425	—	27,435
Net loss	—	—	—	(4,292,065)	(4,292,065)
Balance, June 30, 2016	14,844,502	$14,845	$156,352,097	$(87,161,375)	$69,205,567

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,292,065)	$(3,023,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	231,212	146,381
Amortization of intangibles	1,843,481	1,805,090
Provision for doubtful accounts	170,288	2,972
Stock-based compensation	1,088,811	625,508
Changes in operating assets and liabilities:
Accounts receivable	(2,438,393)	(2,275,592)
Prepaid expenses and other current assets	(828,231)	(468,443)
Security deposits and other assets	(520,117)	(7,991)
Accounts payable and accrued liabilities	1,294,844	(718,732)
Deferred revenue and other current liabilities	136,734	(32,493)
Other long-term liabilities	81,485	1,360
Net cash used in operating activities	(3,231,951)	(3,945,217)
Cash flows from investing activities:
Purchase of property and equipment	(373,326)	(235,296)
Purchase of capitalized software development and intellectual property	(216,493)	(481,600)
Net cash used in investing activities	(589,819)	(716,896)
Cash flows from financing activities:
Proceeds from line of credit	10,750,000	2,000,000
Repayments to line of credit	(10,750,000)	—
Proceeds from the sale of common stock and warrants, net of issuance costs	2,889,350	60,705
Proceeds from shares issued for Employee Stock Purchase Plan	27,435	—
Repayments of capital lease obligations	(59,403)	(11,334)
Net cash provided by financing activities	2,857,382	2,049,371
Net increase (decrease) in cash and cash equivalents	(964,388)	(2,612,742)
Cash and cash equivalents at beginning of period	2,989,731	3,154,540
Cash and cash equivalents at end of period	$2,025,343	$541,798

Supplemental cash flow information:
Cash paid for interest	$111,617	$96,459

Supplemental non-cash flow activities:
Acquisition of equipment under capital leases	$26,704	$—
Warrant liability issued for services	$—	$34,857
Common stock issued for vested restricted stock units	$—	$57

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company, Description of Business, and Liquidity

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, and Youchange, Inc. (“YouChange”) (collectively, “we,” “us,” “our,” or “our company”).

Operations – We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables.  This business generates substantially all of our revenue.  We also operate environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.  Two customers accounted for 55.6% and 59.3% of revenue for the three months ended June 30, 2016 and 2015, respectively.  Two customers accounted for 55.4% and 60.3% of revenue for the six months ended June 30, 2016 and 2015, respectively.  Our principal offices are located in The Colony, Texas.

Liquidity – As of June 30, 2016 and December 31, 2015, our working capital balance was $2,758,126 and $2,059,248, respectively.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2016 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2015 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, and YouChange each operate as ecology based green service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

On August 10, 2016, we filed amended and restated articles of incorporation with the Secretary of State of the state of Nevada to effect a 1-for-8 reverse stock split of our common stock.  As required by GAAP, we retroactively adjusted all share and per share amounts in our condensed consolidated financial statements and notes thereto to reflect the 1-for-8 reverse stock split effective August 10, 2016, subject to anticipated fractional share adjustments. See Note 10 for a discussion of the reverse stock split.

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

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross.  We record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Currently, we have one contract accounted for as management fees with revenue of $63,036 and $150,725 for the three and six months ended June 30, 2016, respectively.  Our gross billings on this management fee contract were $1,143,667 and $2,265,310 for the three and six months ended June 30, 2016, respectively.  Our net and gross revenue on this contract for the three and six months ended June 30, 2015 was nil.

We recognize licensing fees ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include stock options, restricted stock units, and warrants and related to 3,261,023 and 2,113,522 shares at June 30, 2016 and 2015, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,266,087	630,134
Restricted stock units	—	9,513
Warrants	1,994,936	1,473,875
Total anti-dilutive securities excluded from diluted loss per share	3,261,023	2,113,522

Inventories

We record inventories within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.  As of June 30, 2016 and December 31, 2015, all inventories were waste disposal equipment with cost balances of $181,251 and $54,473, respectively, with no reserve for inventory obsolescence at either date.

3. Property and Equipment, Net, and Other Assets

At June 30, 2016 and December 31, 2015, property and equipment, net, and other assets consisted of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,204,750 and $1,973,538 as of June 30, 2016 and December 31, 2015, respectively	$1,477,054	$1,308,236
Security deposits and other assets	820,513	300,396
Property and equipment, net, and other assets	$2,297,567	$1,608,632

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. The depreciation expense for the three months ended June 30, 2016 was $122,296, inclusive of $38,848 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statement of operations as it related to assets used in directly servicing customer contracts.  The depreciation expense for the six months ended June 30, 2016 was $231,212, inclusive of $48,265 of depreciation expense recorded to “Cost of revenue.”  The depreciation expense for the three and six months ended June 30, 2015 was $70,335 and $146,381, respectively, with no depreciation expense recorded to “Cost of revenue.” At June 30, 2016, our capital lease assets were $392,971, net of $100,722 of accumulated depreciation. At December 31, 2015, our capital lease assets were $426,757, net of $34,041 of accumulated depreciation.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

June 30, 2016 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$7,526,000	$5,194,000
Trademarks	7 years	6,242,055	2,633,480	3,608,575
Patents	7 years	230,683	230,683	—
Software	7 years	1,504,856	199,984	1,304,872
Customer lists	5 years	307,153	213,580	93,573
Total finite lived intangible assets		$21,004,747	$10,803,727	$10,201,020

December 31, 2015	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$6,254,000	$6,466,000
Trademarks	7 years	6,239,950	2,188,129	4,051,821
Patents	7 years	230,683	230,683	—
Software	7 years	1,290,468	104,570	1,185,898
Customer lists	5 years	307,153	182,864	124,289
Total finite lived intangible assets		$20,788,254	$8,960,246	$11,828,008

June 30, 2016 (Unaudited) and December 31, 2015	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $924,416 and $901,998 for the three months ended June 30, 2016 and 2015, respectively.  The amortization expense related to finite lived intangible assets was $1,843,481 and $1,805,090 for the six months ended June 30, 2016 and 2015, respectively.  We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

5. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility of up to $15,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The facility matures May 13, 2018.  The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.70% as of June 30, 2016). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets with guarantees from QRHC and Earth911. Quest had $4,000,000 outstanding and

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

$10,645,734 available to be borrowed as of June 30, 2016. The amount of interest expense related to the Regions line of credit for the three months ended June 30, 2016 and 2015 was $55,002 and $53,479, respectively.  The amount of interest expense related to the Regions line of credit for the six months ended June 30, 2016 and 2015 was $108,259 and $88,529, respectively.  As of June 30, 2016, we were in compliance with the financial covenants.

6. Capital Lease Obligations

At June 30, 2016 and December 31, 2015, total capital lease obligations outstanding consisted of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Capital lease obligations, imputed interest at 2.65% to 9.39%, with monthly payments of $11,168, through June 2019, secured by computer and telephone equipment	$369,471	$402,170
Total	369,471	402,170
Less: current maturities	(112,722)	(112,125)
Long-term portion	$256,749	$290,045

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended June 30, 2016 and 2015 was $1,749 and $426, respectively.  The amount of interest expense related to our capital leases for the six months ended June 30, 2016 and 2015 was $3,705 and $913, respectively.

7. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2016 and December 31, 2015, and we have recorded a valuation allowance of $12,600,000 and $12,313,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2016 and December 31, 2015, we had federal income tax net operating loss carryforwards of approximately $16,300,000 and $14,500,000, respectively, which expire at various dates beginning in 2031.

8. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of capital lease obligations and line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities.

9. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 14,844,502 and 13,973,528 shares were issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Sale of common stock and warrants, net of issuance costs of $452,300	861,250	$2,889,350
Shares issued for Employee Stock Purchase Plan options	9,723	27,435
	870,973	$2,916,785

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

•	Sale of Common Stock and Warrants –
o

On March 30, 2016, we issued 861,250 shares of our common stock, together with warrants to purchase 430,626 shares of our common stock, at a price per share and warrant of $3.88. We also issued the underwriters warrants to purchase 90,431 shares of our common stock.  The warrants may be exercised for a period of five years at an initial exercise price of $3.88 per share, subject to adjustment for certain dilutive events.

•	Shares Issued for Employee Stock Purchase Plan Options –
o	On May 16, 2016, we issued 9,732 shares to employees for $27,435 under our 2014 Employee Stock Purchase Plan (“ESPP”) for options that vested and were exercised.

Warrants – During the six months ended June 30, 2016, we issued warrants to purchase 521,057 shares and no holders exercised warrants.  At June 30, 2016, we had outstanding exercisable warrants to purchase 1,994,936 shares of common stock.

The following table summarizes the warrants issued and outstanding as of June 30, 2016:

Warrants Issued and Outstanding as of June 30, 2016
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	04/18/2014	04/01/2017	$16.00	180,126
Warrant	05/07/2014	05/07/2017	$21.20	25,000
Warrant	05/28/2014	10/31/2016	$34.48	56,250
Warrants	09/24/2014	09/24/2019	$20.00	1,125,003
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,057
Total warrants issued and outstanding				1,994,936

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved the ESPP. We recorded expense of $15,466 and $25,102 related to the ESPP during the three months ended June 30, 2016 and 2015, respectively.  We recorded expense of $24,672 and $36,924 related to the ESPP during the six months ended June 30, 2016 and 2015, respectively.

Stock Options – The following table summarizes the stock option activity for the six month period ended June 30, 2016:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2015	742,989	$ 6.24 — 30.00	$16.32
Granted	690,756	$ 3.12 — 6.40	$4.03
Canceled/Forfeited	(167,658)	$ 6.24 — 30.00	$13.16
Outstanding at June 30, 2016	1,266,087	$ 3.12 — 30.00	$9.56

10. Material Subsequent Events

On August 10, 2016, we filed amended and restated articles of incorporation with the Secretary of State of the state of Nevada to effect a 1-for-8 reverse stock split of our common stock.  The reverse split became effective as of 5:00 p.m. Eastern time on Wednesday, August 10, 2016, or the Effective Time.  At the Effective Time, each lot of eight shares of common stock issued and outstanding immediately prior to the Effective Time were, automatically and without any further action on the part of our stockholders, converted into and became one share of common stock, and each certificate which, immediately prior to the Effective Time represented pre-reverse split shares, was deemed cancelled and, for all corporate purposes, was deemed to evidence ownership of post-reverse split shares.  In lieu of issuing any fractional shares, we will round up to the nearest whole share in the event a stockholder would be entitled to receive less than one share of common stock.  As required by GAAP, we retroactively adjusted all share and per share amounts in our condensed consolidated financial statements and notes thereto to reflect the 1-for-8 reverse stock split effective August 10, 2016, subject to anticipated fractional share adjustments.

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

Three and Six Months Ended June 30, 2016 and 2015 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$46,843,675	$42,330,214	$92,614,571	$82,338,823
Cost of revenue	43,189,149	38,913,605	85,473,685	75,636,538
Gross profit	3,654,526	3,416,609	7,140,886	6,702,285
Operating expenses:
Selling, general, and administrative	4,637,498	3,906,276	9,292,661	7,683,258
Depreciation and amortization	1,007,864	972,334	2,026,428	1,951,471
Total operating expenses	5,645,362	4,878,610	11,319,089	9,634,729
Operating loss	(1,990,836)	(1,462,001)	(4,178,203)	(2,932,444)
Interest expense	(57,274)	(42,236)	(113,862)	(90,833)
Income tax expense	—	—	—	—
Net loss	$(2,048,110)	$(1,504,237)	$(4,292,065)	$(3,023,277)

Three and Six Months Ended June 30, 2016 compared to Three and Six Months Ended June 30, 2015

Revenue

For the quarter ended June 30, 2016, revenue was $46.8 million, an increase of $4.5 million, or 10.7%, compared with $42.3 million for the quarter ended June 30, 2015.  The increase was primarily due to a combination of new and expanded services with customers added after the second quarter of 2015.

For the six months ended June 30, 2016, revenue was $92.6 million, an increase of $10.3 million, or 12.5%, compared with $82.3 million for the six months ended June 30, 2015.  The increase was primarily due to a combination of new and expanded services with customers added after the second quarter of 2015.

Cost of Revenue/Gross Profit

Cost of revenue increased $4.3 million to $43.2 million for the quarter ended June 30, 2016 from $38.9 million for the quarter ended June 30, 2015.  The increase related primarily to the cost of servicing the new and expanded services with customers added after the second quarter of 2015. Gross profit increased $238,000 to $3.7 million for the quarter ended June 30, 2016 from $3.4 million for the quarter ended June 30, 2015. The gross profit margin was 7.8% of second quarter 2016 net sales compared with 8.1% of second quarter 2015 net sales.  The decrease in gross profit margin percentage for the three months ended June 30, 2016 was primarily due to the change in the mix of services and increased cost of certain contracted services.

Cost of revenue increased $9.9 million to $85.5 million for the six months ended June 30, 2016 from $75.6 million for the six months ended June 30, 2015.  The increase related primarily to the cost of servicing the new and expanded services with customers added in 2015.  Gross profit increased $439,000 to $7.1 million for the six months ended June 30, 2016 from $6.7 million for the six months ended June 30, 2015.  The gross profit margin was 7.7% of net sales for the six months ended June 30, 2016 compared with 8.1% of net sales for the six months ended June 30, 2015.  The decrease in gross profit margin percentage for the six months ended June 30, 2016 was primarily due to the change in the mix of services and increased cost of certain contracted services.

Margins are affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the quarter ended June 30, 2016, operating expenses increased $767,000 to $5.6 million from $4.9 million for the comparable quarter in 2015.  For the six months ended June 30, 2016, operating expenses increased $1.7 million to $11.3 million from $9.6 million for the six months ended June 30, 2015.

Selling, general, and administrative expenses were $4.6 million and $3.9 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $731,000. Selling, general, and administrative expenses were $9.3 million and $7.7 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $1.6 million.  The increase related primarily to an increase in stock-related compensation of $209,000 and $463,000 for the three and six months ended June 30, 2016, respectively, and in selling, general, and administrative expenses of approximately $350,000 and $750,000 for the three and six months ended June 30, 2016, respectively, for integrating and servicing an increased number of customer locations in the period ended June 30, 2016.

Operating expenses also included depreciation and amortization of $1.0 million for the three months ended June 30, 2016 and 2015.  Depreciation and amortization expenses were $2.0 million for the six months ended June 30, 2016 and 2015.

Interest Expense

For the three months ended June 30, 2016, interest expense increased $15,000 to $57,000 from $42,000 for the three months ended June 30, 2015.  For the six months ended June 30, 2016, interest expense increased $23,000 to $114,000 from $91,000 for the six months ended June 30, 2015.  The increases were due to a higher interest rate and outstanding balance on our line of credit.

Net Loss

Net loss for the quarter ended June 30, 2016 was $(2.0) million compared with a net loss of $(1.5) million for the quarter ended June 30, 2015.  Net loss for the six months ended June 30, 2016 was $(4.3) million compared with a net loss of $(3.0) million for the six months ended June 30, 2015.  The explanations above detail the majority of the changes related to the net loss.

Loss Per Share

Net loss per basic and diluted share was $(0.14) for the quarter ended June 30, 2016 compared with a net loss per basic and diluted share of $(0.11) for the quarter ended June 30, 2015. The weighted average number of shares of common stock outstanding increased to 14.8 million for the three months ended June 30, 2016 from 14.0 million for the three months ended June 30, 2015.

Net loss per basic and diluted share was $(0.30) for the six months ended June 30, 2016 compared with a net loss per basic and diluted share of $(0.22) for the six months ended June 30, 2015.  The weighted average number of shares of common stock outstanding increased to 14.4 million for the six months ended June 30, 2016 from 14.0 million for the six months ended June 30, 2015.  The increase in the share count for the three and six months ended June 30, 2016 was primarily from the issuance of shares for Employee Stock Purchase Plan options exercised during 2015 and 2016 and the stock offering during the first quarter of 2016.

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

The following table reflects the EBITDAS for the three and six months ended June 30, 2016 and 2015:

RECONCILIATION OF NET LOSS TO EBITDAS

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(2,048,110)	$(1,504,237)	$(4,292,065)	$(3,023,277)
Interest expense	57,274	42,236	113,862	90,833
Income tax expense	—	—	—	—
Depreciation and amortization	1,046,712	972,334	2,074,693	1,951,471
Stock-based compensation expense	550,114	340,352	1,088,811	625,508
EBITDAS	$(394,010)	$(149,315)	$(1,014,699)	$(355,465)

Liquidity and Capital Resources

As of June 30, 2016, we had $2.0 million in cash and cash equivalents compared with $3.0 million as of December 31, 2015. Working capital was $2.8 million as of June 30, 2016 compared with $2.1 million as of December 31, 2015.

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

We believe our existing cash and cash equivalents of $2.0 million, available borrowing capacity under our credit facility as of June 30, 2016 of $10.6 million, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2016 and 2015.

Cash Flows from Operating Activities

Cash used in operating activities was $3.2 million for the six months ended June 30, 2016 compared with cash used in operating activities of $3.9 million for the six months ended June 30, 2015. Cash used in operating activities for the six months ended June 30, 2016 included the net loss of $4.3 million and cash used in the net change in operating assets and liabilities of $2.2 million, offset by non-cash items of $3.3 million.  The cash provided by operating activities for the six months ended June 30, 2015 related to the net loss of $3.0 million and cash used in the net change in operating assets and liabilities of $3.5 million, offset by non-cash items of $2.6 million. The non-cash items primarily reflected depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts receivable and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from debt and/or equity financings depending on the level of our operations until such time as we generate sustained positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 and 2015 was $590,000 and $717,000, respectively, primarily from purchases of property and equipment and costs related to software development.  The decrease in cash used during the six months ended June 30, 2016 was primarily due to a decrease in the purchase of software development in 2016 compared with 2015.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.9 million for the six months ended June 30, 2016, primarily from $2.9 million from the sale of stock and warrants.  Cash used in financing activities was $2.0 million for the six months ended June 30, 2015, primarily from proceeds on our line of credit.

Inflation

We do not believe that inflation had a material impact on us during the three and six months ended June 30, 2016 and 2015.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property and equipment, intangible assets, goodwill, and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, we had established a full valuation allowance for all deferred tax assets.

As of June 30, 2016 and December 31, 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of June 30, 2016 and December 31, 2015 consisted of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date.  This guidance will be effective as to us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a significant impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit No.	Exhibit
3.1(b)	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 15, 2016	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: August 15, 2016	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer