Form 10-Q
period 2016-09-30
Quest Resource Holding Corp
filed 2016-11-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were outstanding 15,263,322 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,873,775	$2,989,731
Accounts receivable, less allowance for doubtful accounts of $261,334 and $586,941 as of September 30, 2016 and December 31, 2015, respectively	32,204,812	33,298,797
Prepaid expenses and other current assets	3,102,927	946,908
Total current assets	37,181,514	37,235,436

Goodwill	58,337,290	58,337,290
Intangible assets, net	9,328,108	11,828,008
Property and equipment, net, and other assets	2,681,935	1,608,632
Total assets	$107,528,847	$109,009,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,299,608	$34,847,359
Deferred revenue and other current liabilities	515,137	328,829
Total current liabilities	34,814,745	35,176,188

Line of credit	3,250,000	4,000,000
Other long-term liabilities	402,985	341,142
Total liabilities	38,467,730	39,517,330

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,263,322 and 13,973,597 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively, given retroactive effect to the 1-for-8 reverse stock split effective August 10, 2016	15,263	13,974
Additional paid-in capital	158,611,065	152,347,372
Accumulated deficit	(89,565,211)	(82,869,310)
Total stockholders’ equity	69,061,117	69,492,036
Total liabilities and stockholders’ equity	$107,528,847	$109,009,366

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$46,157,414	$43,567,822	$138,771,985	$125,906,645
Cost of revenue	42,562,397	40,049,271	128,036,082	115,685,809
Gross profit	3,595,017	3,518,551	10,735,903	10,220,836
Operating expenses:
Selling, general, and administrative	4,923,283	4,110,442	14,215,944	11,793,700
Depreciation and amortization	1,013,225	989,105	3,039,653	2,940,576
Total operating expenses	5,936,508	5,099,547	17,255,597	14,734,276
Operating loss	(2,341,491)	(1,580,996)	(6,519,694)	(4,513,440)
Other expense:
Interest expense	(62,345)	(72,758)	(176,207)	(163,591)
Total other expense	(62,345)	(72,758)	(176,207)	(163,591)
Loss before taxes	(2,403,836)	(1,653,754)	(6,695,901)	(4,677,031)
Income tax expense	—	—	—	—
Net loss	$(2,403,836)	$(1,653,754)	$(6,695,901)	$(4,677,031)

Net loss applicable to common stockholders	$(2,403,836)	$(1,653,754)	$(6,695,901)	$(4,677,031)
Net loss per share
Basic and diluted	$(0.16)	$(0.12)	$(0.46)	$(0.34)
Weighted average number of common shares outstanding, given retroactive effect to the 1-for-8 reverse stock split effective August 10, 2016
Basic and diluted	14,853,675	13,964,367	14,559,874	13,959,180

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016, GIVEN RETROACTIVE ADJUSTMENT

FOR THE 1-FOR-8 REVERSE STOCK SPLIT EFFECTIVE AUGUST 10, 2016

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2015	13,973,597	$13,974	$152,347,372	$(82,869,310)	$69,492,036
Stock-based compensation	—	—	1,673,197	—	1,673,197
Sale of common stock and warrants, net of issuance costs	861,251	861	2,888,489	—	2,889,350
Shares issued for Employee Stock Purchase Plan options	9,724	9	27,426	—	27,435
Shares issued for consulting services	418,750	419	1,674,581	—	1,675,000
Net loss	—	—	—	(6,695,901)	(6,695,901)
Balance, September 30, 2016	15,263,322	$15,263	$158,611,065	$(89,565,211)	$69,061,117

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,695,901)	$(4,677,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	354,495	218,225
Amortization of intangibles	2,771,912	2,722,351
Loss on disposal of property and equipment	—	2,050
Provision for doubtful accounts	269,057	3,972
Stock-based compensation	1,882,572	931,874
Changes in operating assets and liabilities:
Accounts receivable	824,928	(157,697)
Prepaid expenses and other current assets	(690,394)	(586,502)
Security deposits and other assets	(943,102)	9,714
Accounts payable and accrued liabilities	(547,751)	7,274,409
Deferred revenue and other current liabilities	191,109	(73,776)
Other long-term liabilities	114,240	1,555
Net cash provided by (used in) operating activities	(2,468,835)	5,669,144
Cash flows from investing activities:
Purchase of property and equipment	(451,590)	(819,608)
Purchase of capitalized software development and intellectual property	(272,012)	(740,571)
Net cash used in investing activities	(723,602)	(1,560,179)
Cash flows from financing activities:
Proceeds from line of credit	16,500,000	4,450,000
Repayments to line of credit	(17,250,000)	(6,700,000)
Proceeds from the sale of common stock and warrants, net of issuance costs	2,889,350	60,705
Proceeds from shares issued for Employee Stock Purchase Plan	27,435	—
Repayments of capital lease obligations	(90,304)	(20,090)
Net cash provided by (used in) financing activities	2,076,481	(2,209,385)
Net increase (decrease) in cash and cash equivalents	(1,115,956)	1,899,580
Cash and cash equivalents at beginning of period	2,989,731	3,154,540
Cash and cash equivalents at end of period	$1,873,775	$5,054,120

Supplemental cash flow information:
Cash paid for interest	$175,219	$166,035

Supplemental non-cash flow activities:
Acquisition of equipment under capital leases	$33,106	$119,923
Shares issued for consulting services	$1,675,000	$—
Warrant liability issued for services	$—	$34,857

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company, Description of Business, and Liquidity

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), and Quest Vertigent One, LLC (“QV One”) (collectively, “we,” “us,” “our,” or “our company”).

Operations – We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables.  This business generates substantially all of our revenue.  We also operate environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.  Two customers accounted for 55.6% and 60.0% of revenue for the three months ended September 30, 2016 and 2015, respectively.  Two customers accounted for 55.5% and 60.2% of revenue for the nine months ended September 30, 2016 and 2015, respectively.  Our principal offices are located in The Colony, Texas.

Liquidity – As of September 30, 2016 and December 31, 2015, our working capital balance was $2,366,769 and $2,059,248, respectively.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2016 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2015 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, LDI, Youchange, QVC, and QV One each operate as ecology-based green service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

On August 10, 2016, we filed amended and restated articles of incorporation with the Secretary of State of the state of Nevada to effect a 1-for-8 reverse stock split of our common stock.  The reverse split became effective as of 5:00 p.m. Eastern time on Wednesday, August 10, 2016 (“Effective Time”).  At the Effective Time, each lot of eight shares of common stock issued and outstanding immediately prior to the Effective Time were, automatically and without any further action on the part of our stockholders, converted into and became one share of common stock, and each certificate which, immediately prior to the Effective Time represented pre-reverse split shares, was deemed cancelled and, for all corporate purposes, was deemed to evidence ownership of post-reverse split shares.  In lieu of issuing any fractional shares, we rounded up to the nearest whole share in the event that a stockholder was entitled to receive less than one share of common stock.  As required by GAAP, we retroactively adjusted all share and per share amounts in our condensed consolidated financial statements and notes thereto to reflect the 1-for-8 reverse stock split.

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

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross.  We record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Currently, we have one contract accounted for as management fees with revenue of $88,997 and $239,723 for the three and nine months ended September 30, 2016, respectively.  Our gross billings on this management fee contract were $1,523,282 and $3,788,592 for the three and nine months ended September 30, 2016, respectively.  Our net and gross revenue on this contract was $29,363 and $370,963, respectively, for both the three and nine months ended September 30, 2015.

We recognize licensing fees ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include stock options, restricted stock units, and warrants and related to 3,266,799 and 2,033,738 shares at September 30, 2016 and 2015, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,271,858	550,342
Restricted stock units	—	9,515
Warrants	1,994,941	1,473,881
Total anti-dilutive securities excluded from diluted loss per share	3,266,799	2,033,738

Inventories

We record inventories within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.  As of September 30, 2016 and December 31, 2015, all inventories were waste disposal equipment with cost balances of $15,679 and $54,473, respectively, with no reserve for inventory obsolescence at either date.

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

3. Property and Equipment, Net, and Other Assets

At September 30, 2016 and December 31, 2015, property and equipment, net, and other assets consisted of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,328,033 and $1,973,538 as of September 30, 2016 and December 31, 2015, respectively	$1,438,437	$1,308,236
Security deposits and other assets	1,243,498	300,396
Property and equipment, net, and other assets	$2,681,935	$1,608,632

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. The depreciation expense for the three months ended September 30, 2016 was $123,283, inclusive of $38,490 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statement of operations as it related to assets used in directly servicing customer contracts.  The depreciation expense for the nine months ended September 30, 2016 was $354,495, inclusive of $86,754 of depreciation expense recorded to “Cost of revenue.”  The depreciation expense for the three and nine months ended September 30, 2015 was $71,844 and $218,225, respectively, with no depreciation expense recorded to “Cost of revenue.” At September 30, 2016, our capital lease assets were $373,573, net of $126,525 of accumulated depreciation. At December 31, 2015, our capital lease assets were $426,757, net of $34,041 of accumulated depreciation.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

September 30, 2016 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$8,162,000	$4,558,000
Trademarks	7 years	6,242,055	2,856,162	3,385,893
Patents	7 years	230,683	230,683	—
Software	7 years	1,560,375	254,375	1,306,000
Customer lists	5 years	307,153	228,938	78,215
Total finite lived intangible assets		$21,060,266	$11,732,158	$9,328,108

December 31, 2015	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$6,254,000	$6,466,000
Trademarks	7 years	6,239,950	2,188,129	4,051,821
Patents	7 years	230,683	230,683	—
Software	7 years	1,290,468	104,570	1,185,898
Customer lists	5 years	307,153	182,864	124,289
Total finite lived intangible assets		$20,788,254	$8,960,246	$11,828,008

September 30, 2016 (Unaudited) and December 31, 2015	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $928,431 and $917,261 for the three months ended September 30, 2016 and 2015, respectively.  The amortization expense related to finite lived intangible assets was $2,771,912 and $2,722,351 for the nine months ended September 30, 2016 and 2015, respectively.  We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

We performed our annual Step 1 impairment analysis for goodwill and other intangible assets in the third quarter of 2016 with no impairment recorded.

5. Line of Credit

On December 15, 2010, our principal subsidiary, Quest, entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility of up to $15,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The facility matures May 13, 2018.  The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.78% as of September 30, 2016). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets with guarantees from QRHC and Earth911. Quest had $3,250,000 outstanding and $9,035,449 available to be borrowed as of September 30, 2016. The amount of interest expense related to the Regions line of credit for the three months ended September 30, 2016 and 2015 was $57,331 and $65,026, respectively.  The amount of interest expense related to the Regions line of credit for the nine months ended September 30, 2016 and 2015 was $161,642 and $153,555, respectively.  As of September 30, 2016, Quest was in compliance with the financial covenants.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

6. Capital Lease Obligations

At September 30, 2016 and December 31, 2015, total capital lease obligations outstanding consisted of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Capital lease obligations, imputed interest at 2.65% to 13.29%, with monthly payments of $12,550, through November 2020, secured by computer and telephone equipment	$344,972	$402,170
Total	344,972	402,170
Less: current maturities	(109,449)	(112,125)
Long-term portion	$235,523	$290,045

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets. The amount of interest expense related to our capital leases for the three months ended September 30, 2016 and 2015 was $3,464 and $833, respectively.  The amount of interest expense related to our capital leases for the nine months ended September 30, 2016 and 2015 was $11,117 and $1,746, respectively.

7. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of September 30, 2016 and December 31, 2015, and we have recorded a valuation allowance of $15,200,000 and $12,313,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2016 and December 31, 2015, we had federal income tax net operating loss carryforwards of approximately $17,300,000 and $14,500,000, respectively, which expire at various dates beginning in 2031.

8. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, line of credit, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of capital lease obligations and line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities.

9. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 15,263,322 and 13,973,597 shares were issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Sale of common stock and warrants, net of issuance costs of $452,300	861,251	$2,889,350
Shares issued for Employee Stock Purchase Plan options	9,724	27,435
Shares issued for consulting services	418,750	1,675,000
	1,289,725	$4,591,785
•	Sale of Common Stock and Warrants –
o

On March 30, 2016, we issued 861,251 shares of our common stock, together with warrants to purchase 430,628 shares of our common stock, at a price per share and warrant of $3.88 in a stock offering. We also issued the

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

underwriters warrants to purchase 90,432 shares of our common stock.  The warrants may be exercised for a period of five years at an initial exercise price of $3.88 per share, subject to adjustment for certain dilutive events.

•	Shares Issued for Employee Stock Purchase Plan Options –
o	On May 16, 2016, we issued 9,724 shares to employees for $27,435 under our 2014 Employee Stock Purchase Plan (“ESPP”) for options that vested and were exercised.
•	Shares Issued for Consulting Services –
o

On September 28, 2016, we issued 418,750 fully vested restricted shares of our common stock to a third party for consulting services under a one-year contract.  We recorded an expense of $209,375 for the three and nine months ended September 30, 2016 within “Selling, General, and Administrative Expenses” in our condensed consolidated statement of operations.  The balance recorded within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets at September 30, 2016 was $1,465,625, which we will expense ratably through August 2017.

Warrants – During the nine months ended September 30, 2016, we issued warrants to purchase 521,060 shares and no holders exercised warrants.  At September 30, 2016, we had outstanding exercisable warrants to purchase 1,994,941 shares of common stock.

The following table summarizes the warrants issued and outstanding as of September 30, 2016:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	04/18/2014	04/01/2017	$16.00	180,126
Warrant	05/07/2014	05/07/2017	$21.20	25,000
Warrant	05/28/2014	10/31/2016	$34.48	56,250
Warrants	09/24/2014	09/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,994,941

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our ESPP. We recorded expense of $3,527 and $17,723 related to the ESPP during the three months ended September 30, 2016 and 2015, respectively.  We recorded expense of $28,200 and $54,647 related to the ESPP during the nine months ended September 30, 2016 and 2015, respectively.

Stock Options – The following table summarizes the stock option activity for the nine month period ended September 30, 2016:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2015	742,997	$ 6.24 — 30.00	$16.32
Granted	705,125	$ 2.15 — 6.40	$4.00
Canceled/Forfeited	(176,264)	$ 6.24 — 30.00	$13.15
Outstanding at September 30, 2016	1,271,858	$ 2.15 — 30.00	$9.46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intents,” “ targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,”  “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Three and Nine Months Ended September 30, 2016 and 2015 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$46,157,414	$43,567,822	$138,771,985	$125,906,645
Cost of revenue	42,562,397	40,049,271	128,036,082	115,685,809
Gross profit	3,595,017	3,518,551	10,735,903	10,220,836
Operating expenses:
Selling, general, and administrative	4,923,283	4,110,442	14,215,944	11,793,700
Depreciation and amortization	1,013,225	989,105	3,039,653	2,940,576
Total operating expenses	5,936,508	5,099,547	17,255,597	14,734,276
Operating loss	(2,341,491)	(1,580,996)	(6,519,694)	(4,513,440)
Interest expense	(62,345)	(72,758)	(176,207)	(163,591)
Income tax expense	—	—	—	—
Net loss	$(2,403,836)	$(1,653,754)	$(6,695,901)	$(4,677,031)

Three and Nine Months Ended September 30, 2016 compared to Three and Nine Months Ended September 30, 2015

Revenue

For the quarter ended September 30, 2016, revenue was $46.2 million, an increase of $2.6 million, or 5.9%, compared with $43.6 million for the quarter ended September 30, 2015.  The increase was primarily due to a combination of new revenue from customers added after the third quarter of 2015 along with expanded services to the current customer base partially offset by certain customer credits of $110,000.

For the nine months ended September 30, 2016, revenue was $138.8 million, an increase of $12.9 million, or 10.2%, compared with $125.9 million for the nine months ended September 30, 2015.  The increase was primarily due to a combination of new revenue from customers added after the third quarter of 2015 along with expanded services to the current customer base.

Cost of Revenue/Gross Profit

Cost of revenue increased $2.5 million to $42.6 million for the quarter ended September 30, 2016 from $40.1 million for the quarter ended September 30, 2015.  The increase primarily related to the cost of servicing the new customers added late in 2015 and expanded services to the current customer base. Gross profit increased $76,000 to $3.6 million for the quarter ended September 30, 2016 from $3.5 million for the quarter ended September 30, 2015. The gross profit margin was 7.8% of third quarter 2016 net sales compared with 8.1% of third quarter 2015 net sales.  The decrease in gross profit margin percentage for the three months ended September 30, 2016 was primarily due to the change in the mix of services and increased cost of certain contracted services.

Cost of revenue increased $12.3 million to $128.0 million for the nine months ended September 30, 2016 from $115.7 million for the nine months ended September 30, 2015.  The increase primarily related to the cost of servicing the new customers added late in 2015 and expanded services to the current customer base.  Gross profit increased $515,000 to $10.7 million for the nine months ended September 30, 2016 from $10.2 million for the nine months ended September 30, 2015.  The gross profit margin was 7.7% of net sales for the nine months ended September 30, 2016 compared with 8.1% of net sales for the nine months ended September 30, 2015.  The decrease in gross profit margin percentage for the nine months ended September 30, 2016 was primarily due to the change in the mix of services and fluctuations in the cost of various contracted services.

Margins are affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the quarter ended September 30, 2016, operating expenses increased $837,000 to $5.9 million from $5.1 million for the comparable quarter in 2015.  For the nine months ended September 30, 2016, operating expenses increased $2.5 million to $17.2 million from $14.7 million for the nine months ended September 30, 2015.

Selling, general, and administrative expenses were $4.9 million and $4.1 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $813,000. Selling, general, and administrative expenses were $14.2 million and $11.8 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $2.4 million.  For the three months ended September 30, 2016 the increase was primarily related to increases in stock-related compensation of $487,000, legal and other professional fees of $140,000, severance expense of $27,000, and selling, general, and administrative expenses of approximately $138,000 for integrating and servicing an increased number of customer locations.  For the nine months ended September 30, 2016, the increase was primarily related to increases in stock-related compensation of $951,000, legal and other professional fees of $359,000, severance expense of $27,000, and selling, general, and administrative expenses of approximately $606,000 for integrating and servicing an increased number of customer locations.

Operating expenses also included depreciation and amortization of $1.0 million for the three months ended September 30, 2016 and 2015.  Depreciation and amortization expenses were $3.0 million for the nine months ended September 30, 2016 and 2015.

Interest Expense

For the three months ended September 30, 2016, interest expense decreased $11,000 to $62,000 from $73,000 for the three months ended September 30, 2015 as a result of a lower average outstanding balance on our line of credit.  For the nine months ended September 30, 2016, interest expense increased $12,000 to $176,000 from $164,000 for the nine months ended September 30, 2015 as a result of a higher interest rate and a higher average outstanding balance on our line of credit.

Net Loss

Net loss for the quarter ended September 30, 2016 was $(2.4) million compared with a net loss of $(1.7) million for the quarter ended September 30, 2015.  Net loss for the nine months ended September 30, 2016 was $(6.7) million compared with a net loss of $(4.7) million for the nine months ended September 30, 2015.  The explanations above detail the majority of the changes related to the increase in net loss.

Loss per Share

Net loss per basic and diluted share was $(0.16) for the quarter ended September 30, 2016 compared with a net loss per basic and diluted share of $(0.12) for the quarter ended September 30, 2015. The weighted average number of shares of common stock outstanding increased to 14.9 million for the three months ended September 30, 2016 from 14.0 million for the three months ended September 30, 2015.  We have retroactively adjusted all common share and per share amounts to reflect the 1-for-8 reverse stock split effective August 10, 2016 as discussed in Note 2 of our Condensed Consolidated Financial Statements.

Net loss per basic and diluted share was $(0.46) for the nine months ended September 30, 2016 compared with a net loss per basic and diluted share of $(0.34) for the nine months ended September 30, 2015.  The weighted average number of shares of common stock outstanding increased to 14.6 million for the nine months ended September 30, 2016 from 14.0 million for the nine months ended September 30, 2015.  The increase in the share count for the three and nine months ended September 30, 2016 was primarily from the issuance of shares for Employee Stock Purchase Plan options exercised during 2015 and 2016, the stock offering during the first quarter of 2016 and the shares issued for third party consulting services in the third quarter of 2016.

Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

ADJUSTED EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA”, to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  Other adjustments include items such as certain legal and other professional fees related to our reverse stock split, certain customer credits, and severance costs and aggregated $223,357 and $263,300 in the three and nine months, respectively, ended September 30, 2016.

The following table reflects Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(2,403,836)	$(1,653,754)	$(6,695,901)	$(4,677,031)
Depreciation and amortization	1,051,715	989,105	3,126,407	2,940,576
Interest expense	62,345	72,758	176,207	163,591
Stock-based compensation expense	793,761	306,366	1,882,572	931,874
Other adjustments	223,357	—	263,300	—
Income tax expense	—	—	—	—
Adjusted EBITDA	$(272,658)	$(285,525)	$(1,247,415)	$(640,990)

Liquidity and Capital Resources

As of September 30, 2016, we had $1.9 million in cash and cash equivalents compared with $3.0 million as of December 31, 2015. Working capital was $2.4 million as of September 30, 2016 compared with $2.1 million as of December 31, 2015.

We derive our primary sources of funds for conducting our business activities from sales of services, commodities, consulting, and advertising; borrowings under our credit facilities; and the placement of our equity securities with investors.  We require working capital primarily to carry accounts receivable, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, withstand adverse economic conditions, fund potential acquisition transactions, and pursue our goals and strategies.

We believe our existing cash and cash equivalents of $1.9 million, available borrowing capacity under our credit facility as of September 30, 2016 of $9.0 million, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

Cash Flows

The following discussion relates to the major components of our cash flows for the nine months ended September 30, 2016 and 2015.

Cash Flows from Operating Activities

Cash used in operating activities was $2.5 million for the nine months ended September 30, 2016 compared with cash provided by operating activities of $5.7 million for the nine months ended September 30, 2015. Cash used in operating activities for the nine months ended September 30, 2016 included the net loss of $6.7 million and cash used in the net change in operating assets and liabilities of $1.1 million, offset by non-cash items of $5.3 million.  The cash provided by operating activities for the nine months ended September 30, 2015 related to the net loss of $4.7 million, offset by cash used in the net change in operating assets and liabilities of $6.5 million and non-cash items of $3.9 million. The non-cash items primarily reflected depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts receivable, security deposits and other assets, and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from debt and/or equity financings depending on the level of our operations until such time as we generate sustained positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $723,600 and $1.6 million, respectively, primarily from purchases of property and equipment and costs related to software development.  The decrease in cash used during the nine months ended September 30, 2016 was primarily due to a decrease in the purchase of property and equipment along with a decline in capitalized software development in 2016 compared with 2015.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.1 million for the nine months ended September 30, 2016, primarily from $2.9 million from the sale of stock and warrants.  Cash used in financing activities was $2.2 million for the nine months ended September 30, 2015, primarily from net repayments on our line of credit.

Inflation

We do not believe that inflation had a material impact on us during the three and nine months ended September 30, 2016 and 2015.

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

We performed our Step 1 goodwill impairment analysis on July 31, 2016 utilizing an income approach.  For this purpose, we have only one reporting unit as that term is defined in ASC Topic 350.  We believe that the discounted cash flow method best captures the significant value creating activities we are undertaking, as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The primary assumptions in our Step 1 income approach included estimating cash flows and projections based on management’s expectations.  We determined that the estimated fair value of our goodwill exceeds our carrying value, and consequently, no impairment was deemed to have occurred.

A continued or prolonged period of declining gross margins could result in the write off of a portion or all of our goodwill and other intangible assets in future periods.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property and equipment, intangible assets, goodwill, and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, we had established a full valuation allowance for all deferred tax assets.

As of September 30, 2016 and December 31, 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of September 30, 2016 and December 31, 2015 consisted of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, deferred revenue, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations. We have no transactions or obligations with related parties that are not disclosed, consolidated into, or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

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

QUEST RESOURCE HOLDING CORPORATION

Date: November 14, 2016	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer