Form 10-K
period 2016-12-31
Quest Resource Holding Corp
filed 2017-03-31
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (5,624,127 shares) based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $13,047,975. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 16, 2017, there were outstanding 15,272,575 shares of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intents,” “ targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,”  “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-K reflect our views as of the date of this Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC.

Specific forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that our recycling services are comprehensive, innovative, and cost effective; our expectation that the recycling industry will continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills; our expectation that the EPA and state and local governments will continue the present trend of restricting the amount of potentially recyclable material bound for landfills; our belief that governmental restrictions, along with the economic value of recyclables, may create additional opportunities as proper disposal of materials becomes more specialized; our goal to be a leading environmental services company; the key elements of our strategy to achieve our goal; our plans to continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers; our belief that there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information; our belief that corporate advertisers desire new ways to maximize the impact of their sponsorship and advertising programs and the opportunity to market their goods directly to a focused community of potential customers; our plan to increase our sales and marketing efforts; our strategic goal to continue to diversify our customer base while increasing our business within our largest customer; our expectation that we will reduce our reliance on our largest customer by the end of 2017; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposable, and recycling service business; our intention to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations; our “asset-light” strategy that utilizes third-party subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses; our belief that this strategy results in a scalable business model; our expectations regarding capital expenditures; our plan to increase our recycling and waste services business; our expectations regarding our capital requirements and the uses of such capital; our plan to continue to enhance our work force to continue to enhance our business and operating results; our belief that there is significant competition for qualified personnel with the skills and knowledge that we require; our expectation that we will enter into strategic alliances; our plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities; our acquisition strategy; our belief that the compensation we have historically paid to our executive officers and certain of our employees is within the lower quartile of compensation paid by companies similar to us; our intention to issue additional securities pursuant to our equity incentive plan; our plan to retain any future earnings to finance our operations and growth plans; and our belief that our existing cash and cash equivalents, available borrowing under our credit facility, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those

ii

indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

iii

PART I

ITEM 1.	BUSINESS

Overview

We provide businesses with single source solutions for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and disposal services include customer-specific programs for the management, collection, processing, and accounting for waste streams and recyclables.

We believe our recycling services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box, food chain, and other retailers; automotive and fleet providers; construction and demolition projects; and commercial, industrial, residential, and educational properties. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, food waste, meat renderings, cooking oil and grease, organics, plastics, cardboard, metal, glass, paper, construction debris, and other hazardous and non-hazardous solid and liquid wastes.

We also operate environmentally focused online platforms that contain information and data that tracks and reports the environmental results of our services and provides actionable data to improve business operations.

Industry Overview

The multi-billion dollar solid waste collection and disposal business drives the overall waste industry. The size of the recycling industry has increased for the past several years and is expected to continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills. Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase. There is recognition by U.S. public agencies, consumers, and consumer products manufacturers that many items deposited in landfills have commodity value or usability as material for new products. Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling a cost-attractive alternative.

Regulatory measures and more stringent control of material bound for disposal make the management of solid waste a difficult problem. The Environmental Protection Agency, or EPA, and state and local governments are generally expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Governmental authorities have passed, or are reported to be contemplating, measures that require industrial and commercial companies to recycle all or a portion of their disposable materials and restrict the percentage of recyclable materials in any commercial load of disposable material. We believe that these measures, along with the economic value of recyclable materials, may create additional opportunities as proper disposal of materials becomes more specialized. Some large industrial and commercial companies have in-house personnel that handle their solid waste management and recycling responsibilities, but many have found that in-house handling of these responsibilities may not be an effective solution without adequate knowledge, experience, resources, and staff support. We offer these companies and other establishments a solution to this increasing burden.

Our Strategy

Our goal is to be a leading environmental services company. Key elements of our strategy to achieve our goal include the following:

•	Recycling Services. We intend to continue to enhance the comprehensive, one-stop recycling services that we provide for the waste streams and recyclables produced by our business customers.
•

Emphasize Monetary Benefits of Recycling. We intend to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create sustainability initiatives.

•

Expand Our Customer Base. We intend to continue to expand our customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable revenue sharing, flexible programs, broad service offerings, and a national footprint that we believe provide us with competitive advantages in expanding our customer base.

•

Expand into New Customer Verticals.  We plan to expand to serve growing industries that we currently do not service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider industry-leading collection, processing, and data reporting.
•

Expand the Types of Materials Covered by Our Services. We plan to expand the types of waste streams and recyclables covered by our services. To date, our revenue has been generated primarily from our solutions for used oil, oil filters, scrap tires, grease and cooking oil, solid waste, and expired food products. We believe that we can provide value to our business customers by servicing a larger portion of disposable and recyclable materials, including paper, plastic, glass, and metals.

•

Pursue Strategic Acquisitions. We plan to capitalize on the significant consolidation opportunities available in the environmental and recycling management industry. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquirer because of (1) our historical performance of successfully developing and servicing new customers; (2) the experience and reputation of our management team within the industry; (3) our decentralized operating strategy, which generally enables the managers of an acquired company to continue their involvement in company operations; (4) the ability of management and employees of acquired companies to participate in our potential growth and expansion through stock ownership and career advancement opportunities; and (5)the ability to offer liquidity to the owners of acquired companies through the receipt of common stock or cash.

•

Maintain Virtual Facilities and Equipment. We plan to continue to pursue an “asset light” virtual strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable materials for businesses. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices; enables us to render our services on a national basis without the need for an extensive workforce, multiple facilities, or numerous vehicles; allows us to negotiate with multiple providers for the best price for our customers; and reduces our capital expenditures and working capital requirements.

•

Leverage Governmental and Social Factors Expanding Recycling.  We intend to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns.

•

Pursue Strategic Technologies and Processes.  We plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value.

Services

Recycling Services

Recycling and Waste Management

We provide innovative, cost-effective, one-stop recycling services for the entire waste streams and recyclables produced by our business customers. Our solution provides a single point of contact for managing the wide variety of disposables and recyclables produced. Our services can help our customers lower their operational expenses, maximize the value of their recyclable commodities, and help them foster environmental stability. We are capable of providing recycling management services for virtually all forms of recyclables and disposables, though our current services primarily relate to used motor oil, oil filters, scrap tires, grease and cooking oil, food waste, and expired food products. We are also capable of providing our recycling services for a variety of other materials, including the following:

•	glass, cardboard, paper, metal;
•	industrial cleaning (separator cleaning and tank cleaning);
•	hazardous materials;
•	plastics;
•	construction debris;
•	universal waste (batteries, mercury, lights);
•	regulated waste; and
•	electronic devices.

In addition, we help customers safely transport, treat and dispose of a full spectrum of non-recyclable hazardous waste as well as manage municipal solid waste.

Our value proposition to our business customers is simple. We seek to

•	lower our customers’ operational expenses;
•	maximize the value of our customers’ recyclable commodities;
•	lower the percentage of the waste stream that must be disposed of in landfills;
•	help our customers work toward environmental sustainability;
•	assist our customers with liability protection and services to assist with environmental compliance;
•	provide our customers with a centralized point of contact while offering the convenience of 24/7/365 support; and
•	provide cloud-based, centralized data collection, environmental tracking, and reporting.

Many materials (such as precious metals, plastics, used cooking oil, and automotive fluids) that are disposed of have commodity value that can be recovered and converted into new products and resources. Recovering valuable materials is a key factor in zero-waste initiatives and presents a profitable opportunity for businesses. The recovery of valuable materials is a strong motivator to educate businesses and consumers about proper disposal.

We provide our services on a national basis as well as in certain international regions. We currently service approximately 40,000 locations for various customers throughout the United States, including Puerto Rico, the Virgin Islands, and Canada. Our customers generally have multiple locations. We continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers.

Our recycling services often reduce the overall cost of our customers’ disposable material removal. Our services reduce the level of disposable material delivered to landfills. In certain cases, we share with our customers the revenue generated by the recyclables we collect from their premises.  We are independent of any specific materials hauler or recycling facility operator. This independence allows us to seek the best services and optimize the cost of services.

In addition to our general services in the recycling industry, we also provide our customers with the following specialized services:

•

Fleet and Industry Services. We recognize the time and effort our customers devote to maintaining proper service of their fleet vehicles. We can provide a selection of services or a turn-key option involving the handling of scrap tires, HDPE plastics, used oil, used oil filters, parts cleaners, paint wastes, industrial fluids, used antifreeze, hazardous waste, and chemicals.

•

Construction Services. We help construction site managers across the United States recycle construction waste, including cardboard, plastics, metal, drywall, and concrete.  In addition, we provide temporary containers, offices, toilets, eye washing stations, and water holding tanks.

•

Solid-Waste. We began offering solid-waste collection as a way of becoming a one-stop shop for existing and prospective customers. The solid-waste business provides incremental revenue streams, rounds out our offerings, and provides opportunities to expand into other specialized services.

Landfill Diversion of Organics

According to the EPA and the U.S. Department of Agriculture, more than one quarter of the nation’s food, or about 96 billion pounds of food per year, goes to waste. The EPA has found that discarded food is one of the largest components (depending on classification) of the nation’s solid waste. The issue of how to reduce such waste is critical. We are currently developing targeted programs, based on our Reduce-Reuse-Recycle-Manage, platform, to address these issues.

Our Organics Program seeks to reduce the amount of produce, bakery, and deli materials and expired dairy products in landfills and to find a better solution. A large portion of the nation’s disposable material consists of organics, produce, bakery and deli items, dairy products, and vegetation trimmings, all of which can all be recycled. Our Organics Program offers a variety of options, including:

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

•

Waste-to-Energy. This process involves the creation of energy in the form of electricity through the use of anaerobic digestion. Anaerobic digestion is a series of processes in which microorganisms break down biodegradable material in the absence of oxygen. This process is widely used as a renewable energy source because it produces a methane and carbon dioxide rich bio-gas suitable for energy production helping replace fossil fuels. The nutrient-rich digestate also can be used as fertilizer. We currently employ a network of service providers that utilize this method as a form of organic disposal.

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

Environmentally Based Social Media and Online Data Platforms

Environmentally Related Social Media

Through our Earth911.com website, we provide data, information, and articles with the goal of engaging, educating, and entertaining consumers regarding the environment, recycling, and sustainability. The content of the Earth911.com website generates traffic from consumers interested in learning about environmental issues, environmentally friendly disposal methods, and locations in proximity to their homes where they can dispose of recyclables and environmentally unfriendly products, such as electronic devices, oil, and anti-freeze. The traffic on the Earth911.com website also is attractive to advertisers that desire to target potential consumers that are interested in the environment and recycling. We believe there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information. We also believe that corporate advertisers desire new ways to maximize the impact of their sponsorship and advertising programs and the opportunity to market their goods directly to a focused community of potential consumers.

Sales and Marketing

We market our recycling services throughout the United States primarily through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on emphasizing the benefits of our comprehensive, one-stop program and the ability to lower our customers’ operational expenses, maximize the value of their recyclable commodities, and foster the benefits of environmental sustainability. We plan to increase our sales and marketing efforts.

We have targeted various business segments for marketing our recycling services, media, environmental certification services, and sustainability programs. Certain industries that we target and the nature of the products and services that we market to those industries are as follows:

•	Automotive
o	Retail service providers (car dealerships, tire dealerships, quick lubes, aftermarket automotive parts and accessories retailers, automotive service franchises)
o	Trucking and fleet
o	Car rental companies
•	Manufacturing
o	Packaging
o	Food and beverages
o	Mining
o	Heavy and industrial
•	Food Services and Retail
o	Grocers
o	Discount
o	Specialty
o	Restaurants
•	Construction and Demolition
o	Commercial
o	Residential
o	Industrial
•	Commercial Property Management
•	Healthcare
•	Higher Education
•	Federal, State and Local Entities
•	Trade and Industry Associations

Customers

We generally enter into multi-year contracts, typically from one to three years, with our customers that are designed to provide us with recurring monthly revenue. These contracts structure our revenue primarily in three ways: a fixed fee, cost-plus, or revenue sharing from the sale of commodities.

Our business depends to a significant extent on revenue from our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our largest customer accounted for approximately 44% of our revenue for the year ended December 31, 2016 and 44% of our revenue for the year ended December 31, 2015. Although we currently service that customer’s stores nationally, a decline in our business with that customer could occur at any time. One of our strategic goals is to continue to diversify our customer base while increasing our business with our largest customer. During 2016, we continued to add additional customers, which we expect will reduce our reliance on our largest customer by the end of 2017. While we expect our reliance on our single largest customer to continue to decrease, we can provide no assurance that our reliance upon our single largest customer will diminish.

By developing and aggregating strategic solutions, we believe that we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business. Through consumer engagement and reward, national media presence, logistics management, compliance, and commodity brokerage, our solution delivers the critical knowhow and experience necessary to implement and execute multi-point reuse, recycling, proper disposal, and waste management programs.

Our Earth911.com website provides advertisers with the opportunity to target an audience interested in recycling and sustainability and enables product manufacturers to place customized logos and Internet addresses that lead consumers to information about recycling and disposal of their products.

Competitors

Recycling and Waste Disposal Services

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

Scope of Competitors’ Services

Our services address motor oil, scrap tires, grease, meat, organics, hazardous waste, regulated waste, construction debris, cardboard, pallets, plastics, metals, and solid waste. Most of our competitors specialize in only one or a few of these service areas. In delivering our services, we have subcontracted at times to our competitors, thereby utilizing them as our subcontractors.

While we have many competitors for certain aspects of our business, we are unaware of any provider that provides all of our services, recycling data services, environmental certification, and sustainability program offerings. The following chart illustrates the aspects of our offerings relative to certain of our competitors:

Company	Recycling Services	Recycling Data	Environmental Certification	Sustainability Programs
Quest Resource Holding Corporation	x	x	x	x
Waste Management	x		x
Republic Services	x		x
Clean Harbors	x		x
Liberty Tire Recycling	x		x
Darling International	x		x

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

Equipment and Installation

We currently pursue an “asset light” strategy that utilizes third-party subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. We do not own any recycling or waste management assets, such as trucks or landfills. As part of our one-stop solution, we maintain strong relationships with a multitude of subcontractors to ensure that proper equipment, including recycling containers, container shredders, and bulk oil containers, and installation services are provided to our customers. Our more than 3,500 third-party relationships currently provide us with an estimated 30,000 trained individuals, 24,000 trucks, and 600 recycling facilities. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best price, and reduces our capital expenditures and working capital requirements.

Employees

As of December 31, 2016, we employed a total of 118 persons, of whom three were executive employees, 104 were administrative and client services employees, and 11 were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

We own or have filed applications for numerous federally registered trademarks and logos, including the following:

•	QUEST RESOURCE MANAGEMENT GROUP (and “Circle” design);
•	QUEST RESOURCE HOLDING CORPORATION (and “Q” design)
•	EARTH911 (and “Flag” design);
•	YOUCHANGE;
•	SUSTAINABILITY DELIVERED;
•	ARMOR ANTI-FREEZE;
•	TO CHALLENGE, MANAGE, AND INFORM;
•	MORE IDEAS, LESS WASTE; and
•	1-800-CLEANUP.

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

We have incurred recurring net losses, including net losses of $8,045,586 in 2016 and $7,445,930 in 2015. As a result of ongoing operating losses, we had an accumulated deficit of $90,914,896 as of December 31, 2016. We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, enlarge the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, implement internal systems and infrastructure, and hire additional personnel. As a result, we may continue to incur significant losses as we expand our business and may never achieve or maintain profitability. There is no assurance that we will achieve or maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

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

Our business depends to a significant extent upon our largest customer, and any material reduction in our business with that customer could have a material adverse effect on our company.

The success of our business depends to a significant extent on our relationship with our largest customer. Any material reduction in the business we do with that customer could have a material adverse effect on our company. Our single largest customer accounted for approximately 44%, 44%, and 59% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively. Our second largest customer accounted for approximately 12%, 16%, and 14% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively. We are continuing to add additional customers, which is reducing our reliance on our largest customers, although we may also continue to increase our revenue from our largest customer. We expect our reliance on our single largest customer to continue to decrease; however, we can provide no assurance that our reliance upon our single largest customer will diminish. Our contractual arrangements with our major customers are on a multi-year basis and pertain to the management of only certain forms of materials. Although we have maintained our business relationship with our largest customer during the last nine years and we currently service that customer’s stores nationally, a decline in our business with that customer could occur at any time. Our failure to maintain our business with our largest customer or any other large customer would have a material adverse effect on our business, operating results, and financial condition.

Although we have long-term relationships with many of the customers to which we provide recycling services, their ability to cancel, reduce, or delay our service offerings to them could reduce our revenue and increase our costs.

Customers for our recycling services, including our two largest customers, do not typically provide us with firm, long-term volume commitments. As a result, our customers are able to cancel, reduce, or delay our services to them at any time. If our service offerings are cancelled, delayed, or reduced, our revenue would decline.

We may lose a substantial portion of our recycling services business if certain materials are classified as “waste.”

Some of the municipalities in which we provide services for certain customers, including our two largest customers, have entered into contractual arrangements with their waste haulage companies that require them to permit those waste haulage companies to remove and dispose of “waste” or “solid waste” within those municipalities. If materials, and in particular organic materials, that we typically obtain and dispose of are considered “waste” or “solid waste,” then our customers may be required to allow the waste haulage companies to remove those materials, and in general either our customers or the municipalities in which they are located must compensate those waste haulage companies based on the metric set forth in the relevant contracts or franchise agreements with those waste haulage companies. If, however, the materials are classified as “raw material,” as “commodities,” or as another designation other than “waste” or “solid waste,” our customers may allow us to obtain the recyclable materials. If it is ultimately found that certain materials constitute “waste” or “solid waste,” a significant portion of our anticipated revenue stream could be lost, which could have a material adverse effect on our business, the growth of our business, financial condition, and results of operations.

To expand our recycling and waste services business, we must attract additional customers and expand the services we offer.

Although we plan to increase our recycling and waste services business, the ability to expand our overall recycling and waste management services and reduce our dependence on our two largest customers will require us to attract additional customers and expand the services we offer.

Our success depends on our ability to successfully expand, operate, and manage our operations. Our ability to expand successfully will depend upon a number of factors, including the following:

•	the continued development of our business;
•	the hiring, training, and retention of additional personnel;
•	the ability to enhance our operational, financial, and management systems;
•	the availability of adequate financing;
•	competitive factors;
•	general economic and business conditions;
•	the ability to leverage on the factors expanding the growth of recycling;
•	the ability to expand our customer base, the types of recyclable materials covered by our services, our network of third-party service providers, and our website traffic;
•	the ability to implement new methods for revenue generation; and
•	the ability to expand our relationships with third parties that are also engaged in activities relating to reducing, reusing, and recycling.

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

We rely on independent third-party subcontractors to provide recycling services to our customers, and any interruptions of these arrangements could increase our costs, disrupt our services, and result in our inability to service our recycling customers, which would adversely affect our business.

We outsource the collection, sorting, and processing of recyclable materials to independent third-party subcontractors. We rely on our subcontractors to maintain high levels of service. The loss of our relationships with our subcontractors, or their failure to conduct their services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to service our customers in accordance with required service, quality, and performance requirements. If this were to occur, the resulting decline in profitability potential would harm our business. Securing new high-quality and cost-effective subcontractors is time-consuming and might result in unforeseen operational problems.

Our subcontractors may maintain their own operations or serve other customers, a number of which may provide them with more business than we do. As a result, our subcontractors could determine to prioritize their capacity for their own operations or for other customers or reduce or eliminate services for us on short notice. If we have any such problems, we may be unable to service our customers in a cost-effective, high-quality, or timely manner, which may adversely affect our business and operating results.  Our subcontractors also may seek to compete with us for customers they serve on our behalf or potential customers that we desire to serve.

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

We rely extensively on our computer systems to manage a variety of our business processes. Our systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cybersecurity breaches, vandalism, severe weather conditions, catastrophic events, and human error. Our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and operating results. Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information, and a loss of confidence in our data security measures, which could harm our business.

We may not be competitive in our recycling data and media business if we fail to enhance our online offerings.

The failure to develop and introduce new or enhanced online features, functions, or services could have a material adverse effect on our Internet operations and our recycling data services and media business. To remain competitive, we must continue to

•	enhance our offerings of data, reporting, and information;
•	enhance the ease of use, functionality, and features of our websites; and
•	expand and attract additional advertising and traffic to our websites.

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

Problems with our computer and communication systems may harm our business.

An element of our strategy is to generate and provide content, data, and reporting on our website portals to and from third parties. Accordingly, the satisfactory performance, reliability, and availability of our systems, transaction-processing systems, and communications infrastructure are critical to our reputation and our ability to attract and retain customers, as well as to maintain adequate customer service levels. We may experience periodic systems interruptions. Any substantial increase in the volume of traffic on our infrastructure may require us to expand and upgrade our technology, transaction-processing systems, and other features. We can provide no assurance that we will be able to project accurately the rate or timing of increases, if any, in the use of our infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases.

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

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our recycling services.

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

Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. We plan to continue to expand our work force to continue to enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to retain our current key personnel, or attract the necessary qualified key personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

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

The effects of global economic conditions may impact our business, operating results, or financial condition.

Global economic conditions can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of consumer and commercial spending. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2016, we had 15,272,575 shares of our common stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2016, we had 3,256,093 shares of common stock issuable upon the exercise of outstanding stock options and warrants and the delivery of outstanding restricted stock units under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants and the delivery of shares underlying restricted stock units, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

None

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

Not applicable

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

On August 10, 2016, we filed amended and restated articles of incorporation with the Secretary of State of the state of Nevada to effect a 1-for-8 reverse stock split of our common stock.  The reverse split became effective as of 5:00 p.m. Eastern Time on Wednesday, August 10, 2016, or the Effective Time.  At the Effective Time, each lot of eight shares of common stock issued and outstanding immediately prior to the Effective Time were, automatically and without any further action on the part of our stockholders, converted into and became one share of common stock, and each certificate which, immediately prior to the Effective Time represented pre-reverse split shares, was deemed cancelled and, for all corporate purposes, was deemed to evidence ownership of post-reverse split shares.  In lieu of issuing any fractional shares, we rounded up to the nearest whole share in the event that a stockholder was entitled to receive less than one share of common stock.  As required by GAAP, we retroactively adjusted all share and per share amounts in our Annual Report on Form 10-K and the accompanying consolidated financial statements and notes thereto to reflect the 1-for-8 reverse stock split.

The following table sets forth the high and low sale prices of our common stock for each quarter for the fiscal years ended December 31, 2016 and 2015 as reported on Nasdaq, and as adjusted for the reverse stock split discussed above.

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$6.00	$3.36
Second Quarter	$3.84	$1.68
Third Quarter	$2.91	$1.90
Fourth Quarter	$2.48	$1.60
Fiscal Year Ended December 31, 2015
First Quarter	$12.40	$9.36
Second Quarter	$10.72	$8.40
Third Quarter	$8.96	$4.16
Fourth Quarter	$7.28	$3.68

On March 16, 2017, the closing price per share of our common stock as reported on Nasdaq was $2.17 per share. As of March 16, 2017, there were 15,272,575 shares of common stock outstanding and approximately 110 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On September 28, 2016, we issued 418,750 shares of unregistered common stock to a third party in exchange for consulting services provided pursuant to a one-year contract.  We did not receive any proceeds from the issuance other than the services to be provided by the consultant pursuant to our agreement.  The issuance and sale of the securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), as transactions by an issuer not involving a public offering.  The recipient of the securities represented that it was an accredited investor as defined in Rule 501 of Regulation D or could otherwise acquire the shares pursuant to the exemption provided by Section 4(a)(2) of the Securities Act, and that they intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  The recipient had adequate access to information about our company and the sale of these securities was made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

None

ITEM  6. SELECTED FINANCIAL DATA

Not applicable

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

Our Business

We provide businesses with single source solutions for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and disposal services include customer-specific programs for the management, collection, processing, and accounting for waste streams and recyclables.

We believe our recycling services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and create national sustainability initiatives while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box, food chain, and other retailers; automotive and fleet providers; construction and demolition projects; and commercial, industrial, residential, and educational properties. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, food waste, meat renderings, cooking oil and grease, organics, plastics, cardboard, metal, glass, paper, construction debris, and other hazardous and non-hazardous solid and liquid wastes.

We also operate environmentally focused online platforms that contain information and data that tracks and reports the environmental results of our services and provides actionable data to improve business operations.

Years Ended December 31, 2016 and 2015 Operating Results

Our consolidated financial statements include the operating activity of our company and our subsidiaries for the years ended December 31, 2016 and 2015.

The following table summarizes our operating results for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Revenue	$183,811,398	$170,139,049
Cost of revenue	169,401,718	156,498,149
Gross profit	14,409,680	13,640,900
Operating expenses:
Selling, general, and administrative	18,170,371	16,300,453
Depreciation and amortization	4,044,097	4,568,102
Total operating expenses	22,214,468	20,868,555
Operating loss	(7,804,788)	(7,227,655)
Interest expense	(240,798)	(218,275)
Income tax expense	—	—
Net loss	$(8,045,586)	$(7,445,930)

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Revenue

For the year ended December 31, 2016, revenue was $183.8 million, an increase of $13.7 million, or 8.0%, compared with revenue of $170.1 million for the year ended December 31, 2015. The increase was primarily due to a combination of new and expanded revenue from customers added in late 2015 and 2016 of approximately $19.3 million partially offset by a reduction in revenue of approximately $5.4 million from discontinuing a service contract in 2016 for a declining margin commodity.

Cost of Revenue/Gross Profit

Cost of revenue increased $12.9 million, or 8.2%, to $169.4 million for the year ended December 31, 2016 from $156.5 million for the year ended December 31, 2015.  The increase related primarily to the cost of servicing the new customers added in late 2015 and in 2016 and expanded services to the current customer base, partially offset by the discontinuation of a service contract in 2016 for a declining margin commodity.  Gross profit increased $769,000 to $14.4 million from $13.6 million in 2015.  The gross profit margin was 7.8% of total 2016 net sales compared with 8.0% in 2015.  The decrease in gross profit margin percentage for the year ended December 31, 2016 was primarily due to the change in the mix of services and fluctuations in the cost of various contracted services.

Margins are affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates and the sales mix between advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the year ended December 31, 2016, operating expenses increased $1.3 million to $22.2 million from $20.9 million for fiscal 2015. Selling, general, and administrative expenses were $18.2 million and $16.3 million for the years ended December 31, 2016 and 2015, respectively, an increase of $1.9 million.  The increase was primarily related to increases in stock-related compensation of $535,000, legal and other professional fees of $235,000, severance expense of $29,000, and selling, general, and administrative expenses of approximately $579,000 for integrating and servicing an increased number of customer locations.

Operating expenses also included depreciation and amortization of $4.0 million and $4.6 million for the years ended December 31, 2016 and 2015, respectively.  The decrease for the year ended December 31, 2016 primarily related to amortization of $566,000 related to the cessation of the Earth911 e-commerce marketplace website during the fourth quarter of 2015.

Interest Expense

For the year ended December 31, 2016, interest expense increased slightly to $241,000 from $218,000 for 2015. The increase was primarily due to a higher interest rate and a higher average outstanding balance on our line of credit.

Net Loss

Net loss for the year ended December 31, 2016 was $8.0 million compared with a net loss of $7.4 million for the year ended December 31, 2015. The explanations above detail the majority of the changes related to the net loss.

Loss per Share

The loss per share on a basic and diluted basis was $(0.55) for the year ended December 31, 2016 compared with a loss per share of $(0.53) for the year ended December 31, 2015. The weighted average number of shares of common stock outstanding increased from 14.0 million as of December 31, 2015 to 14.7 million as of December 31, 2016.  We have retroactively adjusted all common share and per share amounts to reflect the 1-for-8 reverse stock split effective August 10, 2016 as discussed in Note 2 of our Consolidated Financial Statements. The increase in the 2016 weighted average share count was primarily from the issuance of shares for Employee Stock Purchase Plan options exercised during 2015 and 2016, the stock offering during the first quarter of 2016 and the shares issued for third party consulting services in the third quarter of 2016.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services, the nature of the contracts, commodity prices, and sales volumes.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA”, to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  Other adjustments include items such as certain legal and other professional fees related to our reverse stock split, certain customer credits, and severance costs and aggregated $304,741 in 2016.

The following table reflects the Adjusted EBITDA for the years ended December 31, 2016 and 2015, respectively:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	As Reported
	Years Ended December 31,
	2016	2015
Net loss	$(8,045,586)	$(7,445,930)
Depreciation and amortization	4,169,374	4,571,743
Interest expense	240,798	218,275
Stock-based compensation expense	1,849,042	1,315,530
Other adjustments	304,741	—
Income tax expense	—	—
Adjusted EBITDA	$(1,481,631)	$(1,340,382)

Liquidity and Capital Resources

As of December 31, 2016, we had $1.3 million of cash and cash equivalents and working capital of $3.1 million, an increase from the working capital of $2.1 million as of December 31, 2015.

We derive our primary sources of funds for conducting our business activities from sales of services, commodities, consulting, and advertising; borrowings under our credit facilities; and the placement of our equity securities with investors. We require working capital primarily to carry accounts receivable, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, withstand adverse economic conditions, fund potential acquisition transactions, and pursue our following goals:

•	expanding our customer base for recycling services;
•	enhancing, developing, and introducing services and offerings; and
•	expanding and developing our IT infrastructure, operations applications, and internet portal capabilities.

We believe our existing cash and cash equivalents of $1.3 million, available borrowing capacity under our credit facility as of December 31, 2016 of $9.0 million, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, in February 2017 we entered into a new asset-based revolving credit facility of up to $20 million as further discussed below and in Note 5 to our Consolidated Financial Statements.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Cash used in operating activities was $4.4 million for the year ended December 31, 2016 compared with cash provided by operating activities of $2.7 million for the year ended December 31, 2015.

Cash used in operating activities for the year ended December 31, 2016 related primarily to:

•	net loss of $8.0 million;
•	cash used in the net change in operating assets and liabilities of $2.8 million, primarily associated with relative changes in accounts receivable, accounts payable and accrued liabilities; and
•	offset by non-cash items of $6.5 million. Non-cash items primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation.

Cash provided by operating activities for the year ended December 31, 2015 related primarily to:

•	net loss of $7.4 million;
•

cash provided by the net change in operating assets and liabilities of $4.0 million, primarily associated with relative changes in accounts receivable, accounts payable and accrued liabilities, and other assets; and

•	offset by non-cash items of $6.1 million. Non-cash items primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation.

Our business, including revenue, operating expenses, and operating margins may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business levels. Our operating activities may require additional cash in the future from debt and/or equity financings depending on the level of our operations until such time as we generate sustained positive cash flow from operations.

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2016 and 2015 was $0.8 million and $1.6 million, respectively, primarily from purchases of property and equipment and costs related to software development.  The higher amount of cash used during the year ended December 31, 2015 was primarily related to leasehold improvements at our new headquarters.

Cash Flows from Financing Activities

Cash provided by financing activities was $3.6 million for the year ended December 31, 2016, primarily from $2.9 million from the sale of stock and warrants and net borrowings under our line of credit of $0.8 million.  Cash used in financing activities was $1.2 million for the year ended December 31, 2015, primarily from net repayments of $1.3 million on our line of credit.

Inflation

We do not believe that inflation had a material impact on us during the years ended December 31, 2016 or 2015.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, stock-based compensation expense, accrued liabilities, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

We performed our Step 1 goodwill impairment analysis in the third quarter of 2016 utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value creating activities we are undertaking, as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The primary assumptions in our Step 1 income approach included estimating cash flows and projections based on management’s expectations.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins could result in the write off of a portion or all of our goodwill and other intangible assets in future periods.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill, and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2016 and 2015, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2016 and 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of December 31, 2016 and 2015 consisted of cash and cash equivalents, accounts receivable, line of credit, accounts payable, accrued liabilities, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations. We have no transactions or obligations with related parties that are not disclosed, consolidated into, or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

None

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

None

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

The remainder of the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.
(b)	Exhibits

Exhibit No.	Exhibit

1.1	Underwriting Agreement, dated September 19, 2014, by and between Quest Resource Holding Corporation and Maxim Group LLC (1)

1.2	Underwriting Agreement, dated March 24, 2016, by and between Quest Resource Holding Corporation and Roth Capital Partners, LLC, as representative of the underwriters named therein (2)

2.1	Agreement and Plan of Merger, dated as of March 15, 2010, among Bluestar Financial Group, Inc., Bluestar Acquisition Corporation, and Youchange, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of May 21, 2012, among YouChange Holdings Corp, YouChange Merger Subsidiary Corp., and Earth911, Inc., including all amendments thereto (4)

2.7	Securities Purchase Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp., and Quest Resources Group, LLC, Brian Dick, and Jeff Forte (5)

3.1(b)	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (6)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation (7)

4.1	Registration Rights Agreement, dated as of April 18, 2014, by and between Quest Resource Holding Corporation and the Purchasers named therein (8)

4.2	Form of Warrant (9)

10.5(e)†	2012 Incentive Compensation Plan (10)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (11)

10.5(g)†	Form of Incentive Stock Option Agreement (12)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (13)

10.10	Stockholders Voting Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp.; Mitchell A. Saltz and Colton Melby; and Brian Dick and Jeff Forte (14)

10.11	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Brian Dick (15)

10.12	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Jeff Forte (16)

10.13	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Brian Dick (17)

10.14	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Jeff Forte (18)

10.16†	Employment Agreement, dated as of July 16, 2013, by and between Infinity Resources Holdings Corp. and Brian Dick (19)

10.18	Master Environmental Services Agreement, dated as of February 1, 2013, by and between Quest Resource Management Group, LLC and Wal-Mart Stores, Inc. (20)

10.19	Loan Agreement, dated as of December 15, 2010, by and between Quest Resource Management Group, LLC and Regions Bank, including all amendments thereto (21)

10.19(a)	Sixth Amendment to Loan Agreement, dated as of May 9, 2014, by and between Quest Resource Management Group, LLC and Regions Bank (22)

10.19(b)	Guaranty, dated as of May 9, 2014, by Quest Resource Holding Corporation and Earth911, Inc. for the benefit of Regions Bank (23)

10.19(c)	Pledge Agreement, dated as of May 9, 2014, by and between Earth911, Inc. and Regions Bank (24)

10.19(d)	Seventh Amendment to Loan Agreement, dated as of May 13, 2015, by and between Quest Resource Management Group, LLC and Regions Bank (25)

10.19(e)	Eighth Amendment to Loan Agreement, dated as of July 7, 2015, by and between Quest Resource Management Group, LLC and Regions Bank (26)

10.20†	Severance and Change in Control Agreement, dated as of November 7, 2014, by and between Quest Resource Holding Corporation and Laurie L. Latham (27)

10.21†	2014 Employee Stock Purchase Plan (28)

10.22†	Severance and Change in Control Agreement, dated as of December 16, 2015, by and between Quest Resource Holding Corporation and Timothy A. Semones (29)

10.23†	Severance and Change in Control Agreement, dated as of January 7, 2016, by and between Quest Resource Holding Corporation and S. Ray Hatch (30)

10.24† 10.25

Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (31)

Loan, Security and Guaranty Agreement, dated as of February 24, 2017, by and between Quest Resource Management Group, LLC and Citizens Bank, National Association (32)

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.

(2)	Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(3)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010, and incorporated herein by reference.
(4)

Filed as Annex A to the Registrant’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on August 27, 2012 and as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2012, and incorporated herein by reference.

(5)	Filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(6)	Filed as Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2016.
(7)	Filed as Exhibit 3.2(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.
(9)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(10)	Filed as Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 30, 2013.
(11)	Filed as Exhibit 10.5(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(12)	Filed as Exhibit 10.5(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(13)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(14)	Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(15)	Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(16)	Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(17)	Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(18)	Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(19)	Filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(20)	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(21)	Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(22)	Filed as Exhibit 10.19(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(23)	Filed as Exhibit 10.19(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(24)	Filed as Exhibit 10.19(c) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2014.
(25)	Filed as Exhibit 10.19(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(26)	Filed as Exhibit 10.19(e) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2015.

(27)	Filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014.
(28)	Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.
(29)	Filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2015.
(30)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2016.
(31)	Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(32)	Filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 31, 2017	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 31, 2017	By:	/s/ Laurie L. Latham
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

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2017
S. Ray Hatch

/s/ Laurie L. Latham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017
Laurie L. Latham

/s/ Jeffrey D. Forte	Director	March 31, 2017
Jeffrey D. Forte

/s/ Michael F. Golden	Director	March 31, 2017
Michael F. Golden

/s/ Russell J. Knittel	Director	March 31, 2017
Russell J. Knittel

/s/ Ronald L. Miller, Jr.	Director	March 31, 2017
Ronald L. Miller, Jr.

Signature	Title	Date

/s/ Barry M. Monheit	Director	March 31, 2017
Barry M. Monheit

/s/ Mitchell A. Saltz	Director	March 31, 2017
Mitchell A. Saltz

/s/ Sarah R. Tomolonius	Director	March 31, 2017
Sarah R. Tomolonius

/s/ I. Marie Wadecki	Director	March 31, 2017
I. Marie Wadecki

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Quest Resource Holding Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Resource Holding Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants
Phoenix, Arizona
March 31, 2017

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,328,174	$2,989,731
Accounts receivable, less allowance for doubtful accounts of $333,578 and $586,941 as of December 31, 2016 and 2015, respectively	34,828,495	33,298,797
Prepaid expenses and other current assets	2,671,002	946,908
Total current assets	38,827,671	37,235,436

Goodwill	58,337,290	58,337,290
Intangible assets, net	8,489,586	11,828,008
Property and equipment, net, and other assets	2,414,921	1,608,632
Total assets	$108,069,468	$109,009,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$35,305,559	$34,847,359
Deferred revenue and other current liabilities	406,057	328,829
Total current liabilities	35,711,616	35,176,188

Line of credit	4,750,000	4,000,000
Other long-term liabilities	335,644	341,142
Total liabilities	40,797,260	39,517,330

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,272,575 and 13,973,597 shares issued and outstanding as of December 31, 2016 and 2015, respectively, given retroactive effect to the 1-for-8 reverse stock split effective August 10, 2016	15,273	13,974
Additional paid-in capital	158,171,831	152,347,372
Accumulated deficit	(90,914,896)	(82,869,310)
Total stockholders’ equity	67,272,208	69,492,036
Total liabilities and stockholders’ equity	$108,069,468	$109,009,366

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Revenue	$183,811,398	$170,139,049
Cost of revenue	169,401,718	156,498,149
Gross profit	14,409,680	13,640,900
Operating expenses:
Selling, general, and administrative	18,170,371	16,300,453
Depreciation and amortization	4,044,097	4,568,102
Total operating expenses	22,214,468	20,868,555
Operating loss	(7,804,788)	(7,227,655)
Other expense:
Interest expense	(240,798)	(218,275)
Total other expense, net	(240,798)	(218,275)
Loss before taxes	(8,045,586)	(7,445,930)
Income tax expense	—	—
Net loss	$(8,045,586)	$(7,445,930)

Net loss applicable to common stockholders	$(8,045,586)	$(7,445,930)
Net loss per share
Basic and Diluted	$(0.55)	$(0.53)
Weighted average number of common shares outstanding, given retroactive effect to the 1-for-8 reverse stock split effective August 10, 2016
Basic and Diluted	14,737,885	13,961,617

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015, GIVEN RETROACTIVE

EFFECT FOR THE 1-FOR-8 REVERSE STOCK SPLIT EFFECTIVE AUGUST 10, 2016

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2014	13,950,231	$13,951	$150,886,942	$(75,423,380)	$75,477,513
Stock-based compensation	—	—	1,350,387	—	1,350,387
Shares issued for vested restricted stock units	7,063	7	(7)	—	—
Shares issued for Employee Stock Purchase Plan options	16,303	16	110,050	—	110,066
Net loss	—	—	—	(7,445,930)	(7,445,930)
Balance, December 31, 2015	13,973,597	13,974	152,347,372	(82,869,310)	69,492,036
Stock-based compensation	—	—	1,220,917	—	1,220,917
Sale of common stock and warrants, net of issuance costs	861,251	861	2,888,489	—	2,889,350
Shares issued for Employee Stock Purchase Plan options	18,977	19	40,472	—	40,491
Shares issued for consulting services	418,750	419	1,674,581	—	1,675,000
Net loss	—	—	—	(8,045,586)	(8,045,586)
Balance, December 31, 2016	15,272,575	$15,273	$158,171,831	$(90,914,896)	$67,272,208

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,045,586)	$(7,445,930)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	469,808	314,178
Amortization of intangibles	3,699,566	4,257,565
Gain on disposal of property and equipment	—	(15,646)
Provision for doubtful accounts	458,919	265,176
Stock-based compensation	1,849,042	1,315,530
Changes in operating assets and liabilities:
Accounts receivable	(1,988,617)	(3,932,130)
Prepaid expenses and other current assets	(677,219)	(262,876)
Security deposits and other assets	(773,675)	(80,740)
Accounts payable and accrued liabilities	458,200	8,260,309
Deferred revenue and other current liabilities	89,469	(46,559)
Other long-term liabilities	69,178	30,157
Net cash provided by (used in) operating activities	(4,390,915)	2,659,034
Cash flows from investing activities:
Purchase of property and equipment	(469,315)	(674,675)
Purchase of capitalized software and trademark development	(361,144)	(969,956)
Net cash used in investing activities	(830,459)	(1,644,631)
Cash flows from financing activities:
Proceeds from line of credit	23,500,000	8,700,000
Repayments to line of credit	(22,750,000)	(9,950,000)
Proceeds from the sale of common stock and warrants, net of issuance costs	2,889,350	—
Proceeds from shares issued for Employee Stock Purchase Plan	40,491	110,066
Repayments of capital lease obligations	(120,024)	(39,278)
Net cash provided by (used in) financing activities	3,559,817	(1,179,212)
Net decrease in cash and cash equivalents	(1,661,557)	(164,809)
Cash and cash equivalents at beginning of period	2,989,731	3,154,540
Cash and cash equivalents at end of period	$1,328,174	$2,989,731

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company, Description of Business, and Liquidity

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), and Quest Vertigent One, LLC (“QV One”) (collectively, “we,” “us,” or “our company”).

Operations

We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables.  This business generates substantially all of our revenue.  We also operate environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.  Two customers accounted for 56% and 60% of revenue for the years ended December 31, 2016 and 2015, respectively.  Our principal offices are located in The Colony, Texas.

Liquidity

As of December 31, 2016 and 2015, our working capital balance was $3,116,055 and $2,059,248, respectively.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2016 and 2015.

As Quest, Earth911, LDI, Youchange, QVC, and QV One each operate as ecology based green service companies, we did not deem segment reporting necessary.

On August 10, 2016, we filed amended and restated articles of incorporation with the Secretary of State of the state of Nevada to effect a 1-for-8 reverse stock split of our common stock.  The reverse split became effective as of 5:00 p.m. Eastern Time on Wednesday, August 10, 2016, or the Effective Time.  At the Effective Time, each lot of eight shares of common stock issued and outstanding immediately prior to the Effective Time were, automatically and without any further action on the part of our stockholders, converted into and became one share of common stock, and each certificate which, immediately prior to the Effective Time represented pre-reverse split shares, was deemed cancelled and, for all corporate purposes, was deemed to evidence ownership of post-reverse split shares.  In lieu of issuing any fractional shares, we rounded up to the nearest whole share in the event that a stockholder was entitled to receive less than one share of common stock.  As required by GAAP, we retroactively adjusted all share and per share amounts in our consolidated financial statements and notes thereto to reflect the 1-for-8 reverse stock split.

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

We use significant estimates when accounting for the carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, stock-based compensation expense, accrued liabilities, and deferred taxes, all of which are discussed in their respective notes to the consolidated financial statements.

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

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross.  We record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Currently, we have one contract accounted for as management fees with revenue of $307,571 and $109,846 for the years ended December 31, 2016 and 2015, respectively.  Our gross billings on this management fee contract were $5,042,696 and $1,437,579 for the years ended December 31, 2016 and 2015, respectively.

We recognize licensing fees ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each customer’s financial condition and is generally unsecured. Accounts receivable are typically due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheets. We consider accounts past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, our previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period we receive the payment.

As of December 31, 2016 and 2015, we had established an allowance of $333,578 and $586,941, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivables only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2016 and 2015 were as follows:

	Years ended December 31,
	2016	2015
Beginning balance	$586,941	$760,917
Bad debt expense, net of recoveries	458,919	265,176
Uncollectible accounts written off	(712,282)	(439,152)
Ending balance	$333,578	$586,941

Inventories

Inventories consist of waste disposal and recycling equipment and are stated at the lower of cost (average cost method which approximates first-in, first-out) or market. If required, we establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, and current and expected market conditions. We record inventories within “Prepaid expenses and other current assets” in our consolidated balance sheets. As of

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

December 31, 2016 and 2015, all inventories were finished goods with balances of $12,996 and $54,473, respectively, with no reserve for inventory obsolescence at either date.

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

Property and Equipment

We record property and equipment at cost. We provide for depreciation on the straight-line method, over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the estimated useful life or the remaining term of the related leases. We charge expenditures for repairs and maintenance to operations as incurred; we capitalize renewals and betterments when they extend the useful life of the asset. We record gains and losses on the disposition of property and equipment in the period incurred. We report assets held for sale, if any, at the lower of the carrying amount or fair value less costs to sell.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Vehicles	5 to 7 years
Computer equipment	3 to 5 years
Office furniture and fixtures	5 to 7 years
Machinery and equipment	5 to 7 years
Leasehold improvements	5 to 7 years

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, that are held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We did not recognize any impairment charges for long-lived assets during 2016 and 2015.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Goodwill

We record as goodwill the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree, and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. We performed our Step 1 goodwill impairment analysis in the third quarter of 2016 utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value creating activities we are undertaking.  The primary assumptions in our Step 1 income approach included estimating cash flows and projections based on management’s expectations.  We determined that the fair value of our goodwill exceeds our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins could result in the write off of a portion or all of our goodwill and other intangible assets in future periods.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and totaled 3,256,093 and 2,216,878 common shares at December 31, 2016 and December 31, 2015, respectively.

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation insured level per institution. The bank cash balances on deposit may periodically exceed federally insured limits, including $1,320,788 at December 31, 2016; however, we have never experienced any losses related to these balances.

We sell our products and services primarily to consumers, advertisers, and businesses without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances for the years ended December 31, 2016 and 2015:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2016	2	56%	48%
2015	2	60%	41%

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2016 and 2015, advertising expense totaled $32,720 and $43,670, respectively.

Stock-Based Compensation

We expense all share-based grants to employees, including grants of employee stock options, based on their estimated fair values at grant date, in accordance with ASC Topic 718, Stock Compensation. We record compensation expense for stock options over the vesting period using the estimated fair value on the date of grant, as calculated using the Black-Scholes-Merton model. We classify all share-based awards to employees as equity instruments and recognize the vesting of the awards ratably over their respective terms. See Note 11 for a description of our share-based compensation plan and information related to awards granted under the plan.

Share-based payment transactions with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This new standard, as amended, will be effective for us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. While we are still evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements, we currently do not expect it to have a material impact on operating revenues.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 became effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. The adoption of ASU 2014-15 did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are still evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements, but given the material amount of our future minimum payments under non-cancellable operating leases (primarily office rent) at December 31, 2016 discussed in Note 10, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of ASU 2016-09 is to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We are evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. The adoption of ASU 2016-15 will be required on a retrospective basis beginning January 1, 2018, with early adoption permitted. We have not yet determined when we will adopt ASU 2016-15.  The adoption of the standard is not expected to have a material effect on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or of potential significance to us.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

3. Property and Equipment, Net, and Other Assets

At December 31, 2016 and 2015, Property and equipment, net, and other assets consisted of the following:

	As of December 31,
	2016	2015
Vehicles	$544,984	$544,984
Computer equipment	990,790	946,929
Office furniture and fixtures	634,547	634,547
Machinery and equipment	971,806	514,042
Leasehold improvements	641,272	641,272
Property and equipment, gross	3,783,399	3,281,774
Accumulated depreciation	(2,442,549)	(1,973,538)
Property and equipment, net	1,340,850	1,308,236
Security deposits and other assets	1,074,071	300,396
Property and equipment, net, and other assets	$2,414,921	$1,608,632

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment.  Depreciation expense for the year ended December 31, 2016 was $469,808, inclusive of $125,277 of depreciation expense reflected within Cost of Revenue in our consolidated statement of operations as it related to assets used in directly servicing customer contracts.  Depreciation expense for the year ended December 31, 2015 was $314,178, with $3,641 depreciation expense recorded in Cost of Revenue. At December 31, 2016, our capital lease assets were $347,135, net of $152,962 of accumulated depreciation.  At December 31, 2015, our capital lease assets were $426,757, net of $34,041 of accumulated depreciation.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2016	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$8,798,000	$3,922,000
Trademarks	7 years	6,242,055	3,078,845	3,163,210
Patents	7 years	230,683	230,683	—
Software	7 years	1,649,507	307,989	1,341,518
Customer lists	5 years	307,153	244,295	62,858
Total finite lived intangible assets		$21,149,398	$12,659,812	$8,489,586

December 31, 2015	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$6,254,000	$6,466,000
Trademarks	7 years	6,239,950	2,188,129	4,051,821
Patents	7 years	230,683	230,683	—
Software	7 years	1,290,468	104,570	1,185,898
Customer lists	5 years	307,153	182,864	124,289
Total finite lived intangible assets		$20,788,254	$8,960,246	$11,828,008

December 31, 2016 and 2015	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $3,699,566 and $4,257,565 for the years ended December 31, 2016 and 2015, respectively. Our amortization expense for the year ended December 31, 2015 includes $566,000 related to the cessation of the Earth911 e-commerce marketplace website during the fourth quarter of 2015. We expect amortization expense to be approximately $3.7 million for the year ending December 31, 2017, approximately $2.5 million for the year ending December 31, 2018, approximately $1.1 million for the year ending December 31, 2019, approximately $710,000 for the year ending December 31, 2020, approximately $230,000 for the year ending December 31, 2021, and approximately $210,000 thereafter. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes. As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, we performed our goodwill impairment analysis in the third quarter of 2016 and 2015 with no impairment recorded in either period.

5. Line of Credit

On December 15, 2010, Quest entered into a Revolving Credit Note and Loan Agreement with Regions Bank (“Regions”), a national banking association. This agreement, as amended, provides Quest with a loan facility of up to $15,000,000 for working capital with advances generally limited to 80% of eligible accounts receivable from Quest’s largest customer and 85% of all other eligible accounts receivable. The interest on the outstanding principal amount accrues daily and is payable monthly based on a fluctuating interest rate per annum, which is the base rate plus 1.50% (2.93% as of December 31, 2016). The base rate for any day is the greater of (a) the federal funds rate plus one-half of 1%, (b) Region’s published effective prime rate, or (c) the Eurodollar rate for such day based on an interest period of one month. To secure the amounts due under the agreement, Quest granted Regions a security interest in all of its assets with guarantees from QRHC and Earth911. Quest had $4,750,000 outstanding and approximately $9,031,000 available to be borrowed as of December 31, 2016. The amount of interest expense related to the Regions line of credit for the years ended December 31, 2016 and 2015 was $221,424 and $204,984, respectively. As of December 31, 2016 we were in compliance with the financial covenants included in the agreement.

During the year ended December 31, 2015, Quest entered into two amendments with Regions. On May 13, 2015, Quest entered into a Seventh Amendment to Loan Agreement with Regions. The loan agreement was amended to, among other things, (i) reduce the

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

applicable margin for eurodollar rate loans by 0.25% per annum, (ii) extend the maturity date to May 31, 2018, and (iii) modify the permitted acquisitions in certain respects. On July 7, 2015, Quest entered into an Eighth Amendment to Loan Agreement with Regions. The loan agreement was amended to, among other things, increase the aggregate revolving credit commitment to $15.0 million by exercising the $5.0 million accordion feature in the loan agreement.

On February 24, 2017, Quest entered into a Loan, Security and Guaranty Agreement, dated as of February 24, 2017, with Citizens Bank, National Association as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for an asset-based revolving credit facility (the “ABL Facility”) of up to $20 million and an equipment loan facility in the maximum principal amount of $2.0 million. The ABL Facility replaced Quest’s Revolving Credit Note and Loan Agreement with Regions, which was paid off and terminated effective February 24, 2017.  See Note 14 for additional details.

6. Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities are as follows:

	As of December 31,
	2016	2015
Accounts payable	$32,944,202	$30,825,655
Accrued taxes	1,272,832	827,901
Employee compensation	529,945	386,255
Other	558,580	2,807,548
	$35,305,559	$34,847,359

7. Capital Lease Obligations

Our capital lease obligations are included within Deferred revenue and other current liabilities and Other long-term liabilities in our consolidated balance sheets.

At December 31, 2016 and 2015, total capital lease obligations outstanding consisted of the following:

	As of December 31,
	2016	2015
Capital lease obligations, imputed interest of 2.65% to 13.29%, with current monthly payments of approximately $11,000, expiring through November 2020, secured by computer, telephone and office equipment	$315,253	$402,170
Total	315,253	402,170
Less: current maturities	(106,184)	(112,125)
Long-term portion	$209,069	$290,045

The amount of interest expense related to our capital leases for the years ended December 31, 2016 and 2015 was $14,414 and $4,080, respectively. The following table summarizes future maturities of our capital lease obligations, as of December 31, 2016:

Year Ending December 31,	Amount
2017	$116,434
2018	100,474
2019	62,717
2020	55,014
Total minimum lease payments	334,639
Less: amount representing interest	(19,386)
Present value of net minimum lease payments	315,253
Less: current maturities	(106,184)
Non-current maturities	$209,069

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

8. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2016 and 2015, and we have recorded a valuation allowance of $15,555,000 and $12,313,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	As of December 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss	$7,199,000	$5,670,000
Amortization	5,204,000	3,761,000
Stock-based compensation	3,683,000	3,215,000
Capitalized software costs	(753,000)	(612,000)
Accrued interest expense	14,000	9,000
Allowance for doubtful accounts	130,000	229,000
Deferred lease liability	78,000	41,000
Total deferred tax assets (liabilities), net	15,555,000	12,313,000
Less: valuation allowance	(15,555,000)	(12,313,000)
Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax benefit reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2016	2015
U.S. federal statutory rate applied to pretax income	$(2,735,499)	$(2,531,616)
Permanent differences	17,155	17,155
State taxes and other	(523,656)	(690,539)
Change in valuation allowance	3,242,000	3,205,000
	$—	$—

As of December 31, 2016 and 2015, we had federal income tax net operating loss carryforwards of approximately $18,500,000 and $14,500,000, respectively, which expire at various dates beginning in 2031. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss. Such limitation of the net operating losses may have occurred, which we have not fully analyzed at this time as we have fully reserved the deferred tax asset.

As of December 31, 2016 and 2015, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2017. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2014 to 2016. Tax audits by their very nature are often complex and can require several years to complete.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

9. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of capital lease obligations and line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities.

10. Commitments and Contingencies

Operating Leases

We lease corporate office space in The Colony, Texas under an 84 month, non-cancelable operating lease. The lease expires in October 2022. We also lease corporate office space in Scottsdale, Arizona under a 66 month, non-cancelable operating lease. The lease, which expired in March 2017, was subleased beginning in 2014. The total amount of minimum rentals we expect to receive on this sublease is $63,770 as of December 31, 2016.  Combined lease expense totaled $614,951 and $509,586 for the years ended December 31, 2016 and 2015, respectively.

The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating lease agreements as of December 31, 2016:

Year Ending December 31,	Amount
2017	$665,038
2018	606,780
2019	631,260
2020	664,200
2021	664,200
Thereafter	498,150
Total	$3,729,628

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2016 and 2015.

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees.  Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the Plan.  For the years ended December 31, 2016 and 2015, plan contributions made by the Company were $123,336 and $138,201, respectively.

11. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding as of December 31, 2016 and 2015.  Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 15,272,575 and 13,973,597 shares were issued and outstanding as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Sale of common stock and warrants, net of issuance costs of $452,300	861,251	$2,889,350
Shares issued for Employee Stock Purchase Plan options	18,977	40,491
Shares issued for consulting services	418,750	1,675,000
	1,298,978	$4,604,841

Sale of Common Stock and Warrants

•

On March 30, 2016, we issued 861,251 shares of our common stock, together with warrants to purchase 430,628 shares of our common stock, at a price per share and warrant of $3.88 in a stock offering.  We also issued the underwriters warrants to purchase 90,432 shares of our common stock.  The warrants may be exercised for a period of five years at an initial exercise price of $3.88 per share, subject to adjustment for certain dilutive events.

Shares Issued for Employee Stock Purchase Plan Options

•	On May 16, 2016, we issued 9,724 shares to employees for $27,435 under our 2014 Employee Stock Purchase Plan (“ESPP”) for options that vested and were exercised.
•	On November 14, 2016, we issued 9,253 shares to employees for $13,056 under our ESPP for options that vested and were exercised.

Shares Issued for Consulting Services

•

On September 28, 2016, we issued 418,750 fully vested restricted shares of our common stock to a third party for consulting services under a one-year contract.  We recorded expense of $628,125 in 2016 within Selling, general, and administrative expenses in our consolidated statement of operations.  The balance recorded within Prepaid expenses and other current assets in our consolidated balance sheets at December 31, 2016 was $1,046,875, which we will expense ratably through August 2017.

During the year ended December 31, 2015, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Shares issued for vested restricted stock units	7,063	—
Shares issued for Employee Stock Purchase Plan options	16,303	110,066
	23,366	$110,066

Shares issued for vested restricted stock units

•	On March 5, 2015, we issued 7,063 shares to an employee related to restricted stock units that vested and were expensed during fiscal year 2014.

Shares issued for Employee Stock Purchase Plan Options

•	On May 15, 2015, we issued 7,142 shares to employees for $60,705 under our ESPP for options that vested and were exercised.
•	On November 15, 2015, we issued 9,161 shares to employees for $49,361 under our 2014 ESPP for options that vested and were exercised.

Warrants

During the year ended December 31, 2016, as noted above, we issued warrants to purchase 521,060 shares of common stock , no holders exercised warrants and warrants to purchase 56,250 shares of common stock expired. At December 31, 2016, we had outstanding exercisable warrants to purchase 1,938,691 shares of common stock.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The following table summarizes the warrants issued and outstanding as of December 31, 2016:

Warrants Issued and Outstanding as of December 31, 2016
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	4/18/2014	4/01/2017	$16.00	180,126
Warrant	5/07/2014	5/07/2017	$21.20	25,000
Warrants	9/24/2014	9/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	3/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,938,691

Incentive Compensation Plan

In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The purpose of the plan is to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with our performance. The plan is administered by the compensation committee of our board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the plan is 7,500,000. Stock compensation expense prior to October 2012 related to options granted prior to the Earth911 Merger that was superseded by the 2012 Plan at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved the ESPP. We recorded expense of $37,844 and $61,023 related to the ESPP during the years ended December 31, 2016 and 2015, respectively.

Stock Options

The following table summarizes the stock option activity from January 1, 2015 through December 31, 2016:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2015	625,825	$11.60 — $30.00	$21.28
Granted	280,328	$6.24 — $11.68	$6.64
Canceled/Forfeited	(163,156)	$10.24 — $30.00	$20.16
Outstanding at December 31, 2015	742,997	$6.24 — $30.00	$16.32
Granted	767,625	$2.08 — $6.40	$3.84
Canceled/Forfeited	(193,220)	$6.24 — $30.00	$12.86
Outstanding at December 31, 2016	1,317,402	$2.08 — $26.00	$9.09

The weighted-average grant-date fair value of options granted was $2.81 and $4.40 for the years ended December 31, 2016 and 2015, respectively.

For each of the years ended December 31, 2016 and 2015, the intrinsic value of options outstanding was nil and the intrinsic value of options exercisable was nil.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The following additional information applies to options outstanding at December 31, 2016:

Ranges of Exercise Prices	Outstanding at December 31, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2016	Weighted- Average Exercise Price
$2.08 - $26.00	1,317,402	7.9	$9.09	603,956	$15.00

The following additional information applies to options outstanding at December 31, 2015:

Ranges of Exercise Prices	Outstanding at December 31, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2015	Weighted- Average Exercise Price
$6.24 - $30.00	742,997	6.8	$16.32	455,465	$19.52

Stock-based compensation expense for stock based incentive awards was $1,220,917 and $1,315,530 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, was approximately $1.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.5 years.

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

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2016 and 2015 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015
Expected volatility	100%	94%
Risk-free interest rate	1.38%	1.45%
Expected dividends	0.00%	0.00%
Expected term in years	6.1	4.3

12. Net Loss per Share

We compute basic loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include options, restricted stock units, and warrants and totaled 3,256,093 and 2,216,878 shares at December 31, 2016 and 2015, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	Years ended December 31,
	2016	2015
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,317,402	742,997
Warrants	1,938,691	1,473,881
Total anti-dilutive securities excluded from diluted loss per share	3,256,093	2,216,878

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

13. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$218,309	$221,585
Cash paid for income taxes	$—	$—

Supplemental non-cash flow activities:
Common stock issued for consulting services	$1,675,000	$—
Warrant liability issued for services	$—	$144
Vesting of warrant liability	$—	$(35,001)
Acquisition of equipment under capital leases	$33,107	$398,256

 14.  Subsequent Event

On February 24, 2017, Quest entered into a Loan, Security and Guaranty Agreement (the “Citizens Loan Agreement”), dated as of February 24, 2017, with Citizens Bank, National Association as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for an asset-based revolving credit facility (the “ABL Facility”) of up to $20 million and an equipment loan facility in the maximum principal amount of $2.0 million. The ABL Facility replaces Quest’s Revolving Credit Note and Loan Agreement with Regions, which was paid off and terminated effective February 24, 2017.

Each loan under the ABL Facility bears interest, at the borrowers’ option, at either the base rate, as defined in the agreement, plus a margin ranging from 1.0% to 1.5%, or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5%. The maturity date of the revolving credit facility is February 24, 2022.

Loans under the equipment loan facility may be requested at any time until February 24, 2019. Each loan under the equipment loan facility bears interest, at the borrower’s option, at either the Base Rate, plus 2.00%, or the LIBOR Lending Rate for the interest period in effect, plus 3.00%. The maturity date of the equipment loan facility is February 24, 2022.

The ABL Facility contains certain specific financial covenants regarding a minimum liquidity requirement and a minimum fixed charge coverage ratio. The minimum fixed charge coverage ratio covenant will not apply until the trailing twelve month period ending as of March 31, 2018. In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, mergers and acquisitions, and other matters customarily restricted in such agreements.

Quest and LDI are the borrowers under the Citizens Loan Agreement. QRHC and Earth911 are guarantors under the Citizens Loan Agreement.  In addition, obligations under the facility are secured by certain first-priority security interests in substantially all of the tangible and intangible personal property of the borrowers, including a pledge of the capital stock and membership interests, as applicable, of certain of their direct and indirect subsidiaries. The guarantors under the Citizens Loan Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of certain of their direct and indirect subsidiaries.