Form 10-K/A
period 2016-12-31
Quest Resource Holding Corp
filed 2017-05-01
CIK 1442236

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or Amendment No. 1, to amend our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2017, or the Original Form 10-K.  The purpose of this Amendment No. 1 is to (i) amend certain Risk Factors disclosed in Item 1A of Part I and (ii) present the information that was previously omitted from Part III of the Original Form 10-K because we no longer intend to file a definitive proxy statement for our annual meeting of stockholders within 120 days after the end of our fiscal year ended December 31, 2016.

Except as otherwise expressly noted above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K.  This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and, except where expressly noted, we have not updated the disclosures contained in the Original Form 10-K, including, among other things, the forward-looking statements, to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15(a)(3) of Part IV has been amended and restated in its entirety to include the currently dated certifications as exhibits.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intents,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,”  “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-K reflect our views as of the date of this Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The failure to develop and introduce new or enhanced online features, functions, or services could have an adverse effect on our Internet operations and our recycling data services and media business. To remain competitive in this aspect of our operations, we must continue to

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

The development and expansion of our business may require additional funds. In the future, we may seek additional equity or debt financing to provide funds for our business and operations. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Equity financings could result in dilution to our existing stockholders.

Our inability to obtain adequate capital resources, whether in the form of equity or debt, to fund our business and growth strategies, may require us to delay, scale back, or eliminate some or all of our operations, which may adversely affect our financial results and operations.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding our directors as of April 21, 2017:

Name	Age	Position
Mitchell A. Saltz	64	Chairman of the Board (3)
S. Ray Hatch	57	President, Chief Executive Officer, and Director
Jeffrey D. Forte	51	Director
Michael F. Golden	63	Director
Russell J. Knittel	67	Director (1)(2)(3)
Ronald L. Miller, Jr.	53	Director (1)(2)(3)
Barry M. Monheit	70	Director
Sarah R. Tomolonius	37	Director
I. Marie Wadecki	67	Director (1)(2)

(1)	Member of the Audit Committee.
(2)	Member of the Nominations and Corporate Governance Committee.
(3)	Member of the Compensation Committee.

Mitchell A. Saltz has served as Chairman of the Board of our company since October 2012. Mr. Saltz served as Chairman of the Board and co-founder of one of our predecessors, Earth911, Inc., or Earth911, from its inception until October 2012. Mr. Saltz has been since December 2015 Chairman of the Board of Modern Round Entertainment Corporation, a publicly held company formed to create and roll out nationally an entertainment concept centered around a virtual interactive shooting experience utilizing laser technology-based replica firearms and extensive food and beverage offerings, and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Saltz has served as a director of American Outdoor Brands Corporation (formerly Smith & Wesson Holding Corporation), a leading provider of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast, whose stock is listed on the Nasdaq Global Select Market, since October 1998 and previously served as its Chairman of the Board and Chief Executive Officer from February 1998 through December 2003. Mr. Saltz has served as the Chairman and Managing Partner of Southwest Capital Partners, LLC, an investment banking firm, since 2009. Mr. Saltz founded Saf-T-Hammer in 1987, which developed and marketed firearm safety and security products designed to prevent the unauthorized access to firearms, which acquired Smith & Wesson Corp. from Tomkins, PLC in May 2001 and changed its name to American Outdoor Brands Corporation. We believe Mr. Saltz’s history as a founder of one of our predecessors and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

S. Ray Hatch has served as President, Chief Executive Officer, and a director of our company since February 2016.  Mr. Hatch served as President of Merchants Market Group, LLC, an international foodservice distribution company, from February 2014 to January 2016. From June 2008 to January 2014, Mr. Hatch served in various roles with Oakleaf Waste Management, a provider of waste outsourcing that was acquired by Waste Management, including as Executive Vice President and Chief Operating Officer of Greenleaf Equipment from May 2010 to January 2014 and Senior Vice President Regional Sales from June 2008 to May 2010. From July 2003 to October 2007, Mr. Hatch served in various positions with Food Services of America, a wholesale food distributor, including as Senior Vice President of Sales and Marketing and Chief Marketing Officer from August 2005 to October 2007 and Executive Vice President – Western Washington Group from July 2003 to August 2005. Mr. Hatch served as Division President of U.S. Foodservice (formerly, Alliant Foodservice), a foodservice distributor, from January 1999 to July 2003. We believe Mr. Hatch’s position as President and Chief Executive Officer of our company, his intimate experience with all aspects of the operations, opportunities, and challenges of our company, and his prior service in the environmental services industry provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Jeffrey D. Forte has served as a director of our company since July 2013. Mr. Forte is a co-founder of our subsidiary, Quest Resource Management Group, LLC, or QRMG, and served as its President from March 2007 until July 2013. Mr. Forte served as Vice President of National Accounts for Atlantic Industrial Services, Inc., an industrial waste management and environmental contracting services company, from April 2003 to March 2007. From October 2000 to April 2003, Mr. Forte served as Vice President of National Accounts for Probex Oil Recovery Services, Inc., an energy technology company providing proprietary oil recovery services. Mr. Forte served as National Account Manager for Pennzoil-Quaker State Company from April 1998 to October 2000, as National Account Manager for Quaker State Oil Refining Corporation/Specialty Environmental Services, Inc. from August 1994 to April 1998, and as Regional Account Manager and Director of New Business Development for Specialty Environmental Services, Inc. from

September 1991 to August 1994. We believe Mr. Forte’s service as the former President and co-founder of Quest, his intimate knowledge and experience with all aspects of the operations, opportunities, and challenges of Quest, and his extensive experience in the environmental services industry provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Michael F. Golden has served as a director of our company since October 2012 and served as Interim Chief Executive Officer from October 2015 to February 2016. Mr. Golden has served as a director of American Outdoor Brands Corporation (formerly Smith & Wesson Holding Corporation), a leading provider of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast, whose stock is listed on the Nasdaq Global Select Market, since December 2004. Mr. Golden served as the President and Chief Executive Officer of American Outdoor Brands Corporation from December 2004 until his retirement in September 2011. Mr. Golden was employed in various executive positions with the Kohler Company from February 2002 until joining American Outdoor Brands Corporation, with his most recent position being the President of its Cabinetry Division. Mr. Golden was the President of Sales for the Industrial/Construction Group of the Stanley Works Company from 1999 until 2002; Vice President of Sales for Kohler’s North American Plumbing Group from 1996 until 1998; and Vice President – Sales and Marketing for a division of The Black & Decker Corporation where he was employed from 1981 until 1996. Since February 2013, Mr. Golden has served as a member of the board of directors, a member of the Audit Committee, and a member of the Governance Committee of Trex Company, Inc., a New York Stock Exchange-listed manufacturer of high-performance wood-alternative decking and railing. We believe Mr. Golden’s service as the former President and Chief Executive Officer of a publicly held company and his long business career at major companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Russell J. Knittel has served as a director of our company since April 2015. Mr. Knittel currently serves on the Board of Directors of Synaptics Incorporated and Source Photonics, a privately held, equity-backed provider of optical communication products. Mr. Knittel served as Interim President and Chief Executive Officer of Synaptics from October 2010 to September 2011; as Executive Vice President from July 2007 to October 2010; as Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer from November 2001 to October 2009; as Senior Vice President from November 2001 to July 2007; and as Vice President of Administration and Finance, Chief Financial Officer, and Secretary from April 2000 to November 2001.  Synaptics is a leading worldwide developer and supplier of custom-designed human interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment and other devices and whose stock is listed on the Nasdaq Global Select Market.  Mr. Knittel also served as a director of MarineMax, Inc., a New York Stock Exchange-listed company that is the nation’s largest recreational boat dealer, from June 2009 to February 2014, and as a director of OCZ Technology Group, Inc., formerly a public company, that designed, manufactured, and distributed solid-state drives and computer components, from June 2010 to August 2014. Mr. Knittel holds a Bachelor of Arts degree in Accounting from California State University at Fullerton and a Master’s degree in Business Administration from San Jose State University. We believe that Mr. Knittel’s experience as an executive officer of a public company, as well as his board service at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Ronald L. Miller, Jr. has served as a director of our company since October 2012. Mr. Miller served as a director of one of our predecessors from July 2010 to October 2012. Mr. Miller has served as Vice President, Chief Financial Officer, and Secretary of Modern Round Entertainment Corporation since December 2015 and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Miller is a director and Chairman of the Audit Committee of Airware Labs Corp., a provider of products that improve breathing, safety, and overall wellness. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2007 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc. We believe Mr. Miller’s prior leadership roles and his investment banking experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Barry M. Monheit has served as a director of our company since October 2012. Mr. Monheit served as the President and Chief Executive Officer of our company from October 2012 until July 2013 and as President, Chief Executive Officer, and director of one of our predecessors, Earth911, from June 2011 until July 2013. Mr. Monheit has served as Vice Chairman of the Board of Modern Round Entertainment Corporation since December 2015 and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Monheit has served as a director of American Outdoor Brands Corporation (formerly Smith & Wesson Holding Corporation), a leading provider of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast, whose stock is listed on the Nasdaq Global Select Market, since February 2004 and as Chairman since October 2004.

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

Sarah R. Tomolonius has served as a director of our company since September 2016. Ms. Tomolonius has served as Vice President, Marketing and Investor Relations for Arlon Group, a food and agriculture investment firm, since December 2012, and served as Senior Professional, Management Reporting & Analytics from December 2010 to December 2012.  From October 2008 to December 2010, Ms. Tomolonius served as Associate, Investor Relations for Citi Private Equity, a private equity group that was acquired by StepStone Group in October 2010.  From October 2005 to September 2007, Ms. Tomolonius served as Research Analyst, Corporate & Public Affairs Group of Edelman, a global public relations firm.  Ms. Tomolonius served as Program Assistant, Water & Coastal Program of Natural Resources Defense Council, a non-profit international environmental advocacy group, from October 2002 to September 2005.  Ms. Tomolonius is the co-founder of the Sustainability Investment Leadership Conference.  Ms. Tomolonius also serves as Chair of the Sustainability Committee for the New York Hedge Fund Roundtable.  Ms. Tomolonius currently serves as President of the Board of HeARTs Speak.  We believe that Ms. Tomolonius’ experience in the environmental and financial industries and her focus on sustainability provide the requisite qualifications, skills, perspectives, and experiences that make her well qualified to serve on our Board of Directors.

I. Marie Wadecki has served as a director of our company since October 2012. Ms. Wadecki has served as a director of American Outdoor Brands Corporation (formerly Smith & Wesson Holding Corporation), a leading provider of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast, whose stock is listed on the Nasdaq Global Select Market, since September 2002. Ms. Wadecki served as the Corporate Budget Director of the McLaren Health Care Corporation, a Michigan-based $3.5 billion eight-hospital health care system, from January 2001 until her retirement in September 2007. Ms. Wadecki was employed by McLaren for more than 30 years, holding positions of increasing responsibility. In November 2008, Ms. Wadecki was appointed to the McLaren Flint Medical Center’s Foundation Board of Trustees. Ms. Wadecki is a member of the National Association of Corporate Directors, the American College of Healthcare Executives, Women Business Leaders of the U.S. Healthcare Industry Foundation, and Women Corporate Directors. Ms. Wadecki is recognized as a Board Leadership Fellow by the National Association of Corporate Directors, which is an organization devoted to advancing exemplary board leadership by providing support and educational opportunities to directors and boards. We believe Ms. Wadecki’s public company board experience, long employment history with a major health care organization, financial background, and corporate governance expertise provide the requisite qualifications, skills, perspectives, and experience that make her well qualified to serve on our Board of Directors.

There are no family relationships among any of our directors and executive officers.

On July 16, 2013, in connection with our acquisition of Quest, we entered into a stockholders voting agreement with Messrs. Saltz and Colton R. Melby, or the Class P Stockholders, and Messrs. Forte and Brian S. Dick, or the Class D Stockholders, pursuant to which the Class P Stockholders and the Class D Stockholders agreed to vote all shares of our common stock owned by them or acquired by them in the future for a board consisting of six Class P Directors as designated by the Class P Stockholders or, in the absence of such designation, a majority of the Class P Directors, and three Class D Directors as designated by the Class D Stockholders, or in the absence of such designation, a majority of the Class D Directors. Mr. Hatch was unanimously approved by all the current directors.  The current Class P Directors are Messrs. Saltz, Golden, Knittel, Miller, and Monheit and Ms. Wadecki. The current Class D Director is Mr. Forte. The stockholders voting agreement will continue until the earlier of (i) five years from the date of the agreement, (ii) such time as either the Class P Stockholders or the Class D Stockholders own less than 10% of our outstanding common stock, or (iii) the mutual agreement of the parties. With the resignations of Brian Dick and Jeff Cheney as directors, Mr. Forte is the sole Class D director.  Messrs. Dick and Forte voting together have the right to designate two additional Class D Directors, which would require increasing the size of the board to ten members.  On March 15, 2016, Mr. Melby transferred to Mr. Saltz all of his rights to designate Class P Directors pursuant to the stockholders voting agreement.

Management

The following table sets forth certain information regarding our executive officers as of April 21, 2017:

Name	Age	Position
S. Ray Hatch (1)	57	President and Chief Executive Officer
Laurie L. Latham	60	Senior Vice President and Chief Financial Officer
David P. Sweitzer (2)	54	Executive Vice President and Chief Operating Officer

(1)	Mr. Hatch joined our company on February 1, 2016.
(2)	Mr. Sweitzer joined our company on October 3, 2016.

S. Ray Hatch’s biography is set forth under the heading “Directors” above.

Laurie L. Latham has served as Senior Vice President and Chief Financial Officer of our company since January 2013. Ms. Latham served as Chief Financial Officer and Senior Vice President of Finance and Administration of ViewCast Corporation, a publicly held digital media hardware and software development and manufacturing company, from December 1999 to August 2012. From 1997 to 1999, Ms. Latham served as Senior Vice President and Chief Financial Officer of Perivox Corporation, an interactive communications and direct marketing company. From 1994 through 1997, Ms. Latham served as Vice President of Finance and Administration of Axis Media Corporation, a graphics, photography, and marketing agency. Prior to joining Axis Media Corporation, Ms. Latham had been in public practice with national and regional accounting firms, including KPMG Peat Marwick, and served as Vice President of Finance and Administration for Medialink International Corporation, a food industry technology company. In addition, Ms. Latham’s earlier career experience included roles within the oil and gas, real estate, and agricultural industries. Ms. Latham is a certified public accountant.

David P. Sweitzer has served as Chief Operating Officer of our company since October 2016. Mr. Sweitzer served as Chief Sales Officer, Executive Vice President, and Senior Vice President of Sales of SMS Assist, L.L.C., a multisite property management technology company, from March 2013 to September 2016.  Mr. Sweitzer served in various roles with Oakleaf Waste Management, a provider of waste outsourcing that was acquired by Waste Management, including Director of Business Development from July 2011 to March 2013, Client Solutions Vice President from February 2009 to July 2011, and Vice President of Industrial Programs and Account Management from July 2003 to January 2010.  From April 1992 to June 2003, Mr. Sweitzer served as Market Manager/Specialist of Integrated Process Technologies, L.L.C., a facility maintenance service company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10 percent of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10 percent stockholders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2016, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year ended December 31, 2016, except that the Form 4 filed by Brian S. Dick, our former President and Chief Executive Officer, on February 24, 2016, was late.

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring. Mr. Forte, Ms. Tomolonius, and Ms. Wadecki are Class II directors whose terms will expire at the 2017 Annual Meeting of Stockholders. Messrs. Hatch, Miller, and Saltz are Class III directors whose terms will expire in 2018. Messrs. Golden, Knittel, and Monheit are Class I directors whose terms will expire in 2019.

Committee Charters, Corporate Governance Guidelines, and Codes of Conduct and Ethics

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website, at www.qrhc.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials specified by SEC regulations. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices.

Executive Sessions

We regularly schedule executive sessions in which independent directors meet without the presence or participation of management. The Chairman of our Board of Directors serves as the presiding director of such executive sessions.

Board Committees

Our bylaws authorize our Board of Directors to appoint from among its members one or more committees consisting of one or more directors. Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee, each consisting entirely of independent directors as “independence” is defined by the listing standards of Nasdaq and by the SEC.

The Audit Committee

The purpose of the Audit Committee includes overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company and providing assistance to our Board of Directors with respect to its oversight of the integrity of our company’s financial statements, our company’s compliance with legal and regulatory requirements, the independent registered public accountant’s qualifications and independence, and the performance of our company’s independent registered public accountant. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent registered public accountant to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent registered public accountant and our financial accounting staff; and reviews and approves any transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Messrs. Miller and Knittel and Ms. Wadecki. Our Board of Directors has determined that each of Messrs. Miller and Knittel and Ms. Wadecki, whose backgrounds are detailed above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Miller chairs the Audit Committee.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or, when appropriate, recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company in light of the goals and objectives of our compensation program for that year. As part of its responsibilities, the Compensation Committee evaluates the performance of our Chief Executive Officer and, together with our Chief Executive Officer, assesses the performance of our other executive officers. The Compensation Committee is entitled to delegate its responsibilities to a subcommittee of the Compensation Committee, which complies with the applicable rules and regulations of the Nasdaq Stock Market, the SEC, and other regulatory bodies.  From time to time the Compensation Committee retains the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant peer companies. The Compensation Committee makes all determinations regarding the engagement, fees, and services of its compensation consultants, and its compensation consultants report directly to the Compensation Committee. The Compensation Committee currently consists of Messrs. Knittel, Miller, and Saltz. Mr. Saltz chairs the Compensation Committee.

The Nominations and Corporate Governance Committee

The purpose of the Nominations and Corporate Governance Committee includes the selection or recommendation to our Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of a set of corporate governance principles applicable to our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Golden, Knittel, and Miller and Ms. Wadecki. Ms. Wadecki chairs the Nominations and Corporate Governance Committee.

The Nominations and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the information required by our bylaws is submitted in writing in a timely manner addressed and delivered to our Secretary at the address of our executive offices. The Nominations and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors.

Risk Assessment of Compensation Policies and Practices

We have assessed the compensation policies and practices with respect to our employees, including our executive officers, and have concluded that they do not create risks that are reasonably likely to have a material adverse effect on our company.

Board’s Role in Risk Oversight

Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

In its oversight role, our Board of Directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our Board of Directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, economic, financial, legal, regulatory, and competitive risks. Our Board of Directors also reviews the various risks we identify in our filings with the SEC as well as risks relating to various specific developments, such as acquisitions, debt and equity placements, and new service offerings.

Our board committees assist our Board of Directors in fulfilling its oversight role in certain areas of risk. Pursuant to its charter, the Audit Committee oversees the financial and reporting processes of our company and the audit of the financial statements of our company and provides assistance to our Board of Directors with respect to the oversight and integrity of the financial statements of our company, our company’s compliance with legal and regulatory requirements, the independent registered public accountant’s qualification and independence, and the performance of our independent registered public accountant. The Compensation Committee considers the risk of our compensation policies and practices and endeavors to assure that it is not reasonably likely that our compensation plans and policies would have a material adverse effect on our company. Our Nominations and Corporate Governance Committee oversees governance related risk, such as board independence, conflicts of interests, and management and succession planning.

Board Diversity

We seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on our Board of Directors. We believe directors should have various qualifications, including individual character and integrity; business experience; leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our company. We also believe the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law. The assessment of prospective directors is made in the context of the perceived needs of our Board of Directors from time to time.

All of our directors have held high-level positions in business or professional service firms and have experience in dealing with complex issues. We believe that all of our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the business and affairs of our company. In addition to these attributes, the description of each director’s background set forth above indicates the specific qualifications, skills, perspectives, and experience necessary to conclude that each individual should continue to serve as a director of our company.

Board Leadership Structure

We believe that effective board leadership structure can depend on the experience, skills, and personal interaction between persons in leadership roles as well as the needs of our company at any point in time. Our Corporate Governance Guidelines support flexibility in the structure of our Board of Directors by not requiring the separation of the roles of Chief Executive Officer and Chairman of the Board.

We currently maintain separate roles between the Chief Executive Officer and Chairman of the Board in recognition of the differences between the two responsibilities. Our Chief Executive Officer is responsible for setting our strategic direction and day-to-day leadership and performance of our company. The Chairman of the Board provides input to the Chief Executive Officer, sets the agenda for board meetings, and presides over meetings of the full Board of Directors as well as executive sessions of the Board of Directors.

Clawback Policy

We adopted a clawback policy in May 2014. In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to use reasonable efforts to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. This policy is administered by the Compensation Committee of our Board of Directors. The policy is effective for financial statements for periods beginning on or after January 1, 2014. Once final rules are adopted by the SEC regarding the clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we will review this policy and make any amendments necessary to comply with the new rules.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2016, Messrs. Knittel, Miller, and Saltz served on our Compensation Committee. Messrs. Knittel, Miller, and Saltz had no material contractual or other relationships with us during such transition period except as directors and equity holders.

Board and Committee Meetings

Our Board of Directors held a total of ten meetings during the fiscal year ended December 31, 2016. During the fiscal year ended December 31, 2016, the Audit Committee held eight meetings; the Compensation Committee held four meetings; and the Nominations and Corporate Governance Committee held two meetings. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders. All of our directors attended our 2016 Annual Meeting of Stockholders.

Communications with Directors

Stockholders and other interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of Quest Resource Holding Corporation c/o any specified individual director or directors at the address of our executive offices. Any such letters are sent to the indicated directors.

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2016 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2016 and 2015, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, former interim principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers on December 31, 2016. We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
S. Ray Hatch (4)	2016	$278,921	$91,667	$647,096	$9,838	$1,027,522
President, Chief Executive Officer, and Director	2015	—	—	—	—	—

Michael F. Golden (5)	2016	$34,615	—	—	—	$34,615
Interim Chief Executive Officer and Director	2015	$51,923	—	$402,813	—	$454,736

Laurie L. Latham	2016	$212,102	—	—	$15,300	$227,402
Senior Vice President and Chief Financial Officer	2015	$216,067	—	$63,157	$13,585	$292,809

David P. Sweitzer (6)	2016	$62,606	—	$64,289	$2,250	$129,145
Executive Vice President and Chief Operating Officer	2015	—	—	—	—	—

Timothy A. Semones (7)	2016	$158,854	—	—	$9,219	$168,073
Senior Vice President and Chief	2015	$190,727	—	$63,157	$10,785	$264,669
Operating Officer

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)

The amounts in this column reflect the aggregate probable grant date fair value of option awards granted to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)

The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. The figure shown for each named executive officer is for employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 60% of compensation, subject to IRS limits. We match 100% of the first 3% of employee contributions annually. Our 2014 Employee Stock Purchase Plan, or the 2014 ESPP, permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our common stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Code and the 2014 ESPP.

(4)	Mr. Hatch became our Chief Executive Officer on February 1, 2016. Mr. Hatch’s fiscal 2016 compensation is for the period of February 1, 2016 through December 31, 2016.
(5)

Mr. Golden served as our Interim Chief Executive Officer from October 30, 2015 to February 1, 2016.  Mr. Golden’s fiscal 2016 compensation is for the period of January 1, 2016 through February 1, 2016, and his fiscal 2015 compensation is for the period of October 30, 2015 through December 31, 2015.

(6)	Mr. Sweitzer became our Chief Operating Officer on October 3, 2016. Mr. Sweitzer’s fiscal 2016 compensation is for the period of October 3, 2016 through December 31, 2016.
(7)

Mr. Semones has served as Senior Vice President of Operations of our QRMG subsidiary since April 2013 and became our Chief Operating Officer on October 30, 2015.  On October 3, 2016 Mr. Semones role reverted to Senior Vice President of Operations, and his role as Chief Operating Officer was discontinued.  Mr. Semones’ fiscal 2016 compensation is for the period of January 1, 2016 through October 3, 2016.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2016.

		Option Awards
		Number of Securities Underlying Unexercised Options (1)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Grant Date	Exercisable		Unexercisable		Options	Price	Date
S. Ray Hatch	02/01/2016	—		250,000	(2)	—	$5.44	02/01/2026

Michael F. Golden	11/19/2012	3,750	(3)	—		—	$16.80	11/19/2022
	10/18/2013	3,125	(4)	—		—	$16.40	10/18/2023
	12/17/2014	3,125	(4)	—		—	$11.60	12/17/2024
	10/30/2015	30,469	(5)			—	$6.32	10/30/2020
	01/07/2016	12,500	(4)	—		—	$5.44	01/07/2026
	06/14/2016	8,749	(6)	51,251		—	$3.12	06/14/2026

Laurie L. Latham	01/02/2013	12,500	(7)	—		—	$21.20	01/02/2023
	10/18/2013	9,375	(8)	—		—	$16.40	10/18/2023
	12/17/2014	2,084	(8)	1,041		—	$11.60	12/17/2024
	12/16/2015	2,084	(8)	4,166		—	$6.40	12/16/2025
	12/16/2015	6,250	(9)	—		—	$6.40	12/16/2025

David P. Sweitzer	10/03/2016	—		62,500	(2)	—	$2.08	10/03/2026

Timothy A.	10/18/2013	6,250	(8)	—		—	$16.40	10/18/2023
Semones	12/17/2014	2,084	(8)	1,041		—	$11.60	12/17/2024
	12/16/2015	2,084	(8)	4,166		—	$6.40	12/16/2025
	12/16/2015	6,250	(9)	—		—	$6.40	12/16/2025

(1)

Unless otherwise noted, all of the options granted to our named executive officers were granted under and are subject to the terms of our 2012 Incentive Compensation Plan, as further, described below under “2012 Incentive Compensation Plan.”

(2)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2021. This option was not granted under the 2012 Incentive Compensation Plan.
(3)	100% of the total number of shares underlying this option vested on November 19, 2012.
(4)	One-twelfth of the total number of shares underlying this option vest on the last day of each month following the date of grant.
(5)	100% of the total number of shares underlying this option vested on January 31, 2016.
(6)	One-forty-eighth of the total number of shares underlying this option vest on the last day of each month following the date of grant.
(7)	100% of the total number of shares underlying this option vested on January 1, 2014.
(8)	One-third of the total number of shares underlying this option vest on each of the first, second, and third anniversary of the date of grant.
(9)	100% of the total number of shares underlying this option vested on December 16, 2016.

Employment and Other Agreements with Our Named Executive Officers

S. Ray Hatch

We entered into a severance and change in control agreement with Mr. Hatch, our President and Chief Executive Officer, on January 7, 2016.  If we terminate Mr. Hatch’s employment for any reason other than for good cause (as defined in the agreement) or if Mr. Hatch voluntarily terminates his employment with us for good reason (as defined in the agreement), the agreement provides that (a) we will pay Mr. Hatch his salary for a period of 18 months following the effective date of such termination and (b) we will pay Mr. Hatch, at the same time as cash incentive bonuses are paid to other executives, a portion of the cash incentive bonus deemed by our Compensation Committee in the exercise of its sole discretion, to be earned by Mr. Hatch pro rata for the period commencing on the first day of our fiscal year for which the cash incentive bonus is calculated and ending on the effective date of such termination.

The agreement further provides that, in the event of a change in control of our company (as defined in the agreement), Mr. Hatch has the option to terminate his employment with us, unless (i) the provisions of the agreement remain in full force and effect as to Mr. Hatch and (ii) he suffers no reduction in his status, authority, or base salary following the change in control, provided that Mr. Hatch will be considered to suffer a reduction in his status, authority, or base salary, only if, after the change in control, (A) he is not the President and Chief Executive Officer of the company that succeeds to our business, (B) such company’s common stock is not listed on a national stock exchange (such as the New York Stock Exchange, the Nasdaq Stock Market, or the NYSE MKT), (C) such company in any material respect reduces Mr. Hatch’s status, authority, or base salary, or (D) as a result of the change in control, Mr. Hatch is required to relocate his principal place of business more than 50 miles from The Colony, Texas (or surrounding areas).  If Mr. Hatch terminates his employment with us following a change in control or if we terminate his employment without good cause, in each case during the period commencing three months before and one year following the change in control, (A) we will pay Mr. Hatch’s base salary for a period of 18 months following the effective date of such termination, (B) we will pay Mr. Hatch an amount equal to the average of his cash bonus paid for each of the two fiscal years immediately preceding his termination, (C) all unvested stock options held by Mr. Hatch in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination, and (D) all unvested restricted stock units granted after the date hereof held by Mr. Hatch in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination.

The agreement also contains a provision that prohibits Mr. Hatch from competing with our company for a period of 18 months following the termination of his employment with our company for any reason.  The agreement further contains a provision that prohibits Mr. Hatch from soliciting or hiring any of our employees for a period of 24 months following the termination of his employment with our company for any reason.

Laurie L. Latham

On November 7, 2014, we entered into a severance and change in control agreement with Ms. Latham, our Senior Vice President and Chief Financial Officer, effective as of the same date. If we terminate Ms. Latham’s employment for any reason other than for good cause (as defined in the agreement) or if Ms. Latham voluntarily terminates her employment with us for good reason (as defined in the agreement), the agreement provides that (a) we will pay Ms. Latham her salary for a period of 12 months following the effective date of such termination and (b) we will pay Ms. Latham, at the same time as cash incentive bonuses are paid to other executives, a portion of the cash incentive bonus deemed by our Compensation Committee in the exercise of its sole discretion, to be earned by Ms. Latham pro rata for the period commencing on the first day of our fiscal year for which the cash incentive bonus is calculated and ending on the effective date of such termination.

The agreement further provides that, in the event of a change in control of our company (as defined in the agreement), Ms. Latham has the option to terminate her employment with us, unless (i) the provisions of the agreement remain in full force and effect as to Ms. Latham and (ii) she suffers no reduction in her status, authority, or base salary following the change in control, provided that Ms. Latham will be considered to suffer a reduction in her status, authority, or base salary, only if, after the change in control, (A) she is not the Senior Vice President and Chief Financial Officer of the company that succeeds to our business, (B) such company’s common stock is not listed on a national stock exchange (such as the New York Stock Exchange, the Nasdaq Stock Market, or the NYSE MKT), (C) such company in any material respect reduces Ms. Latham’s status, authority, or base salary, or (D) as a result of the change in control, Ms. Latham is required to relocate her principal place of business more than 50 miles from Frisco, Texas (or surrounding areas). If Ms. Latham terminates her employment with us following a change in control or if we terminate her employment without good cause, in each case during the period commencing three months before and one year following the change in control, (A) we will pay Ms. Latham’s base salary for a period of 12 months following the effective date of such termination, (B) we will pay Ms. Latham an amount equal to the average of her cash bonus paid for each of the two fiscal years immediately preceding her termination, (C) all unvested stock options held by Ms. Latham in her capacity as an employee on the effective date of termination shall vest as of the effective date of the termination, and (D) all unvested RSUs granted after the date of the agreement held by Ms. Latham in her capacity as an employee on the effective date of termination shall vest as of the effective date of the termination.

The agreement also contains a provision that prohibits Ms. Latham from competing with our company for a period of 12 months following the termination of her employment with our company for any reason. The agreement further contains a provision that prohibits Ms. Latham from soliciting or hiring any of our employees for a period of 24 months following the termination of her employment with our company for any reason.

David P. Sweitzer

On February 15, 2017, we entered into an executive agreement with David P. Sweitzer, our Executive Vice President and Chief Operating Officer, effective as of the same date.  If we terminate Mr. Sweitzer’s employment for any reason other than for good cause (as defined in the agreement) or if Mr. Sweitzer voluntarily terminates his employment with us for good reason (as defined in the agreement), the agreement provides that (a) we will pay Mr. Sweitzer his salary for a period of 12 months following the effective date of such termination and (b) we will pay Mr. Sweitzer, at the same time as cash incentive bonuses are paid to other executives, a portion of the cash incentive bonus deemed by our Compensation Committee in the exercise of its sole discretion, to be earned by Mr. Sweitzer pro rata for the period commencing on the first day of our fiscal year for which the cash incentive bonus is calculated and ending on the effective date of such termination.

The agreement further provides that, in the event of a change in control of our company (as defined in the agreement), Mr. Sweitzer has the option to terminate his employment with us, unless (i) the provisions of the agreement remain in full force and effect as to Mr. Sweitzer and (ii) he suffers no reduction in his status, authority, or base salary following the change in control, provided that Mr. Sweitzer will be considered to suffer a reduction in his status, authority, or base salary, only if, after the change in control, (A) he is not the Executive Vice President and Chief Operating Officer of the company that succeeds to our business, (B) such company’s common stock is not listed on a national stock exchange (such as the New York Stock Exchange, the Nasdaq Stock Market, or the NYSE MKT), (C) such company in any material respect reduces Mr. Sweitzer’s status, authority, or base salary, or (D) as a result of the change in control, Mr. Sweitzer is required to relocate his principal place of business more than 50 miles from The Colony, Texas (or surrounding areas).  If Mr. Sweitzer terminates his employment with us following a change in control or if we terminate his employment without good cause, in each case during the period commencing three months before and one year following the change in control, (A) we will pay Mr. Sweitzer’s base salary for a period of 12 months following the effective date of such termination, (B) we will pay Mr. Sweitzer an amount equal to the average of his cash bonus paid for each of the two fiscal years immediately preceding his termination, (C) all unvested stock options held by Mr. Sweitzer in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination, and (D) all unvested restricted stock units (“RSUs”) granted after the date hereof held by Mr. Sweitzer in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination.

The agreement also contains a provision that prohibits Mr. Sweitzer from competing with our company for a period of 12 months following the termination of his employment with our company for any reason.  The agreement further contains a provision that prohibits Mr. Sweitzer from soliciting or hiring any of our employees for a period of 24 months following the termination of his employment with our company for any reason.

Timothy A. Semones

On December 16, 2015, we entered into a severance and change in control agreement with Mr. Semones, our Chief Operating Officer, effective as of the same date.  If we terminate Mr. Semones’ employment for any reason other than for good cause (as defined in the agreement) or if Mr. Semones voluntarily terminates his employment with us for good reason (as defined in the agreement), the agreement provides that (a) we will pay Mr. Semones his salary for a period of 12 months following the effective date of such termination and (b) we will pay Mr. Semones, at the same time as cash incentive bonuses are paid to other executives, a portion of the cash incentive bonus deemed by our Compensation Committee in the exercise of its sole discretion, to be earned by Mr. Semones pro rata for the period commencing on the first day of our fiscal year for which the cash incentive bonus is calculated and ending on the effective date of such termination.  The agreement also contains a provision that prohibits Mr. Semones from competing with our company for a period of 12 months following the termination of his employment with our company for any reason.  The agreement further contains a provision that prohibits Mr. Semones from soliciting or hiring any of our employees for a period of 24 months following the termination of his employment with our company for any reason.  Mr. Semones resigned from his position as Chief Operating Officer on October 3, 2016 and terminated his employment on January 31, 2017 whereupon he became eligible to receive severance as defined in the agreement.

The employment of all of our other officers is “at will” and may be terminated by us or the officer at any time, for any reason or no reason.

2012 Incentive Compensation Plan

Our 2012 Incentive Compensation Plan, or the 2012 Plan, was adopted by our Board of Directors on October 18, 2012, and subsequently amended and restated by our Board of Directors on September 9, 2013, retroactive to October 18, 2012. Our stockholders approved the 2012 Plan on October 18, 2013. The purpose of the 2012 Plan is to assist us and our subsidiaries and other designated affiliates, which we refer to as “Related Entities,” in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Related Entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. As of December 31, 2016, there were outstanding issued but unexercised options under the 2012 Plan to acquire 830,387 shares of our common stock at a weighted average exercise price of $7.21 per share. As of December 31, 2016, 100,051 shares remained available for future grant under the 2012 Plan. As of April 21, 2017, there were outstanding issued but unexercised options under the 2012 Plan to acquire 895,076 shares of our common stock at a weighted average exercise price of $6.67 per share. As of April 21, 2017, 35,362 shares remained available for future grant under the 2012 Plan. The material features of the 2012 Plan are outlined below.

Awards. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property.

Shares Available for Awards. A total of 937,500 shares of our common stock, adjusted for our 1-for-8 reverse split in August of 2016, are reserved and available for delivery under the 2012 Plan. Any shares under the 2012 Plan that are not issued because the awards terminate without the issuance of shares, or because of the withholding of shares to pay taxes or the exercise price of an award, will be available for issuance under the 2012 Plan.

Limitations on Awards. The 2012 Plan imposes individual limitations on certain awards, in part to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. In any fiscal year during any part of which the 2012 Plan is in effect, no participant may be granted (1) stock options and/or stock appreciation rights with respect to more than 1,000,000 shares of our common stock, or (2) restricted stock, RSUs, performance awards and/or other stock-based awards that are intended to qualify as “performance-based compensation” exempt from the deduction limitations imposed under Section 162(m) of the Code that may be settled by the issuance of more than 1,000,000 shares of our common stock, in each case, subject to adjustment in certain circumstances. The maximum amount of cash and the fair market value of property other than shares of our common stock that may be payable to any one participant in settlement of any restricted stock award, RSU award, performance award, and/or other stock-based award that are intended to qualify as “performance-based compensation” exempt from the deduction limitations imposed under Section 162(m) of the Code, is (i) $2,000,000 with respect to any 12 month performance period (not prorated for any performance period that is less than 12 months), and (ii) with respect to any performance period that is more than 12 months, $5,000,000.

Notwithstanding any other provision of the 2012 Plan to the contrary, the aggregate grant date fair value (computed as of the date of grant in accordance with applicable financial accounting rules) of all awards granted to any outside director during any fiscal year will not exceed $2,000,000 or 750,000 shares of our common stock.

Subject to adjustment as provided in the 2012 Plan, the maximum aggregate number of shares of our common stock that may be delivered under the 2012 Plan as a result of the exercise of incentive stock options granted under the 2012 Plan is 937,500 shares.

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

Stock Options and Stock Appreciation Rights. The committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options. In addition, the committee is authorized to grant stock appreciation rights, which entitle the participant to receive the appreciation of our common stock between the grant date and the exercise date of the stock appreciation right. The committee determines the exercise price per share subject to an option and the grant price of a stock appreciation right; however, the per share exercise price of an option or stock appreciation right must not be less than the fair market value of a share of our common stock on the grant date. The committee generally will fix the maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment or service, except that no option or stock appreciation right may have a term exceeding 10 years. Options may be exercised by payment of the exercise price in any form of legal consideration specified by the committee, including cash, shares (including cancellation of a portion of the shares subject to the award), outstanding awards, or other property having a fair market value equal to the exercise price. Options may also be exercisable in connection with a broker-assisted sales transaction, or a cashless exercise, as determined by the committee. The committee determines methods of exercise and settlement and other terms of the stock appreciation rights.

Restricted Stock and Restricted Stock Units. The committee is authorized to grant restricted stock and RSUs. Restricted stock is a grant of shares of our common stock, which may not be sold or disposed of and which may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the committee. A participant granted restricted stock generally has all of the rights of one of our stockholders, unless otherwise determined by the committee. An award of RSUs confers upon a participant the right to receive shares of our common stock at the end of a specified period or upon achievement of performance goals and may be subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified period. Prior to settlement, an RSU award carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below. The committee determines all of the terms of the restricted stock and RSU awards subject to the terms of the 2012 Plan.

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

The provisions that are intended to qualify awards as “performance based compensation” not subject to the limitation on tax deductibility by us under Section 162(m) of the Code will apply to any restricted stock award, RSU award, performance award, or other stock-based award if it is granted to a participant who is, or is likely to be, as of the end of the tax year in which we would claim a tax deduction in connection with such award, a “covered employee” (as defined below) and is intended to qualify as “performance-based compensation” not subject to the limitation on tax deductibility. The term “covered employee” means our chief executive officer and each other person whose compensation is required to be disclosed in our filings with the SEC by reason of that person being among the three highest compensated officers of our company (other than our principal financial officer) as of the end of a taxable year. If and to the extent required under Section 162(m) of the Code, any power or authority relating to an award intended to qualify under Section 162(m) of the Code is to be exercised by the committee and not our Board of Directors.

If an award is subject to the provisions of the 2012 Plan that are intended to qualify awards as “performance based compensation” not subject to the limitation on tax deductibility by us under Section 162(m) of the Code, then the payment or distribution thereof or the lapsing of restrictions thereon and the distribution of cash, shares of our common stock or other property pursuant thereto, as applicable, will be contingent upon achievement of one or more objective performance goals. Performance goals will be objective and will otherwise meet the requirements of Section 162(m) of the Code and regulations thereunder, including the requirement that the level or levels of performance targeted by the committee result in the achievement of performance goals being “substantially uncertain.” One or more of the following business criteria for our company, on a consolidated basis, and/or for Related Entities, or for business or geographical units of our company and/or a Related Entity (except with respect to the total stockholder return and earnings per share criteria), will be used by the committee in establishing performance goals for such awards: (1) total stockholder return; (2) such total stockholder return as compared to total return (on a comparable basis) of a publicly available index such as, but not limited to, the Standard & Poor’s 500 Stock Index or the S&P Specialty Retailer Index; (3) net income; (4) pretax earnings; (5) earnings before all or some of the following items: interest, taxes, depreciation, amortization, stock-based compensation, ASC 718 expense, or any extraordinary or special items; (6) pretax operating earnings after interest expense and before bonuses, service fees, and extraordinary or special items; (7) operating margin; (8) earnings per share; (9) return on equity; (10) return on capital; (11) return on investment; (12) operating earnings; (13) working capital or inventory; (14) operating earnings before the expense for share based awards; and (15) ratio of debt to stockholders’ equity. Any of the above goals may be determined on an absolute or relative basis or as compared to the performance of a published or special index deemed applicable by the committee including, but not limited to, the Standard & Poor’s 500 Stock Index or a group of companies that are comparable to our company. In determining the achievement of the performance goals, unless otherwise specified by the committee at the time the performance goals are set, the committee will exclude the impact of (i) restructurings, discontinued operations, and extraordinary items (as defined pursuant to generally accepted accounting principles), and other unusual or non-recurring charges, (ii) change in accounting standards required by generally accepted accounting principles; or (iii) such other exclusions or adjustments as the committee specifies at the time the award is granted.

The committee may, in its discretion, reduce the amount of a settlement otherwise to be made in connection with awards subject to the provisions of the 2012 Plan that are intended to qualify awards as “performance based compensation” not subject to the limitation on tax deductibility by us under Section 162(m) of the Code, but may not exercise discretion to increase any such amount payable to a covered employee in respect of an award subject to such provisions of the 2012 Plan.

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

Acceleration of Vesting; Change in Control. Upon the occurrence of a “change in control,” as defined in the 2012 Plan, any restrictions, deferral of settlement, and forfeiture conditions applicable to an award will lapse, and any performance goals and conditions applicable to an award will be deemed to have been met, as of the time of the change in control. Notwithstanding, unless the committee otherwise determines in a specific instance, each outstanding award will not be accelerated as described in foregoing sentence, if either (i) our company is the surviving entity in the change in control and the award continues to be outstanding after the change in control on substantially the same terms and conditions as were applicable immediately prior to the change in control or (ii) the successor company assumes or substitutes for the applicable award, as determined in accordance with the 2012 Plan. If and to the extent provided in an award agreement and on such terms and conditions as may be set forth in an award agreement, in the event a participant’s employment is terminated without “cause” by us or any Related Entity or by such successor company or by the participant for “good reason,” both terms as defined in the 2012 Plan, within 24 months following such change in control, each award held by such participant at the time of the change in control will be accelerated as described above.

Clawback of Benefits. We may (i) cause the cancellation of any award, (ii) require reimbursement of any award by a participant or beneficiary, and (iii) effect any other right of recoupment of equity or other compensation provided under the 2012 Plan or otherwise in accordance with any company policies that currently exist or that may from time to time be adopted or modified in the future by us and/or applicable law, or a Clawback Policy. In addition, a participant may be required to repay to our company certain previously paid compensation, whether provided under the 2012 Plan or an award agreement or otherwise, in accordance with any Clawback Policy. By accepting an award, a participant is also agreeing to be bound by any existing or future Clawback Policy adopted by us, or any amendments that may from time to time be made to the Clawback Policy in the future by us in our discretion (including without limitation any Clawback Policy adopted or amended to comply with applicable laws or stock exchange requirements) and is further agreeing that all of the participant’s award agreements may be unilaterally amended by us, without the participant’s consent, to the extent that we in our discretion determine to be necessary or appropriate to comply with any Clawback Policy.

If the participant, without our consent, while employed by or providing services to us or any Related Entity or after termination of such employment or service, violates a non-competition, non-solicitation or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with or adverse to the interest of our company or any Related Entity, as determined by the committee in its sole discretion, then (i) any outstanding, vested or unvested, earned or unearned portion of the award may, at the committee’s discretion, be canceled and (ii) the committee, in its discretion, may require the participant or other person to whom any payment has been made or shares of our common stock or other property have been transferred in connection with the award to forfeit and pay over to us, on demand, all or any portion of the gain (whether or not taxable) realized upon the exercise of any stock option or stock appreciation right and the value realized (whether or not taxable) on the vesting or payment of any other award during the time period specified in the award agreement or otherwise specified by the committee.

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

Director Compensation

During fiscal 2016, we paid each non-employee director a monthly retainer equivalent to an amount of $33,000 annually. Currently, the non-employee Chairman of the Board receives an additional $10,000 per year over the standard outside director compensation; the non-employee Chair of the Audit Committee receives an additional $7,500 per year; the non-employee Chair of the Compensation Committee receives an additional $5,000 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $2,500 per year; the non-Chair members of the Audit Committee each receive an additional $2,000 per year; the non-chair members of the Compensation Committee each receive an additional $1,500 per year; and the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $1,000 per year. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

We also compensate our non-employee directors in the form of stock-based compensation.  Prior to June 2016, each non-employee member of our Board of Directors received an annual grant of 10-year options to purchase shares of our common stock at an exercise price equal to the closing stock price on the date of grant, with 1/12th to vest and become exercisable on the last day of each month, commencing on the last day of the month in which the options were granted. The annual grant of 10-year options may be prorated to account for a non-employee director’s service on the Board of Directors for a portion of the year.

In June 2016, each non-employee member of our Board of Directors (except for Ms. Tomolonius who was not a director at that time) received 10-year options to purchase 60,000 shares of our common stock at an exercise price of $3.12 per share, with 1/48th to vest and become exercisable starting June 30, 2016 and on the last day of each month thereafter through May 2020. This grant reflects the annual stock-based compensation for those directors through May 2020.

In connection with joining the Board of Directors, on September 22, 2016, Ms. Tomolonius received an initial annual grant of options to purchase 12,500 shares of our common stock at an exercise price of $2.15 per share, which options will vest 1/12th on the last day of each month following the date of grant.  Ms. Tomolonius will continue to receive, as compensation for her services as a non-employee member of our Board of Directors, an annual grant of 10-year options to purchase shares of our common stock in accordance with our prior practice.

On January 7, 2016, Mr. Golden received a stock-based grant, in the form of 10-year options to purchase 12,500 shares of our common stock at an exercise price of $5.44, with 1/12th to vest and become exercisable starting January 31, 2016 and on the last day of each month thereafter through December 2016, in recognition of his relinquishing of the Interim Chief Executive Officer role subsequent to the hiring of Mr. Hatch.

The following table sets forth the compensation paid by us to each non-employee director for the fiscal year ended December 31, 2016. Mr. Hatch did not receive any compensation for his service on our Board of Directors.

Name	Fees Earned or Paid in Cash	Options Awards(1)	Total
Mitchell A. Saltz	$48,000	$148,452	$196,452
Jeffrey D. Forte	$33,000	$148,452	$181,452
Michael F. Golden (2)	$33,301	$187,915	$221,216
Russell J. Knittel	$37,500	$148,452	$185,952
Ronald L. Miller, Jr.	$43,000	$148,452	$191,452
Barry M. Monheit	$33,000	$148,452	$181,452
Sarah R. Tomolonius (3)	$9,167	$19,375	$28,542
I. Marie Wadecki	$37,500	$148,452	$185,952

(1)

The amounts in this column reflect the aggregate grant date fair value of option awards granted to our non-employee directors during the fiscal year ended December 31, 2016, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The amounts reported in this column do not correspond to the actual economic value that may be received by our non-employee directors from their option awards.

(2)	Mr. Golden received compensation as a non-employee director after February 1, 2016, at which time he relinquished his position as Interim Chief Executive Officer.
(3)	Ms. Tomolonius was appointed to our Board of Directors in September 2016.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2016:

Name	Option Awards
Mitchell A. Saltz	85,000
Jeffrey D. Forte	78,750
Michael F. Golden (1)	112,969
Russell J. Knittel	77,579
Ronald L. Miller, Jr.	85,625
Barry M. Monheit	313,890
Sarah R. Tomolonius (2)	12,500
I. Marie Wadecki	82,500

(1)	Mr. Golden received compensation as a non-employee director after February 1, 2016, at which time he relinquished his position as Interim Chief Executive Officer.

(2)Ms. Tomolonius was appointed to our Board of Directors in September 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of April 21, 2017 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our common stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percent (2)
S. Ray Hatch (3)	51,603	*
Laurie L. Latham (4)	33,638	*
David P. Sweitzer	—	*
Mitchell A. Saltz (5)	5,702,682	37.24%
Jeffrey D. Forte (6)	1,631,267	10.66%
Michael F. Golden (7)	69,593	*
Russell J. Knittel (8)	32,578	*
Ronald L. Miller, Jr. (9)	40,999	*
Barry M. Monheit (10)	351,526	2.26%
Sarah R. Tomolonius (11)	9,375	*
I. Marie Wadecki (12)	38,237	*
All directors and executive officers as a group (11 persons) (13)	7,961,498	50.12%
5% Stockholders:
Southwest Green Investments, L.L.C. (14)	3,716,997	24.34%
Stockbridge Enterprises, L.P. (15)	1,944,186	12.73%
Bear & Bug, L.P. (16)	1,846,915	12.09%
Colton R. Melby (17)	833,665	5.46%

*	Less than 1% of the outstanding shares of common stock.
(1)

Except as otherwise indicated, each person named in the table has the sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached as follows: c/o Quest Resource Holding Corporation, 3481 Plano Parkway, The Colony, Texas 75056.

(2)

The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 15,272,575 shares outstanding on April 21, 2017. The numbers and percentages shown include shares actually owned on April 21, 2017 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of April 21, 2017 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.

(3)	Includes 50,000 shares issuable upon exercise of vested stock options.
(4)	Includes 32,293 shares issuable upon exercise of vested stock options.
(5)

Consists of (a) 39,999 shares issuable upon exercise of vested stock options, (b) 3,716,997 shares held by Southwest Green Investments, L.L.C., of which Mr. Saltz controls the investment decisions, (c) 1,944,186 shares held by Stockbridge Enterprises, L.P., of which Mr. Saltz controls the investment decisions, and (d) 1,500 shares held by Saltz & Noreen Revocable Family Trust, for which Mr. Saltz holds voting and dispositive power.

(6)	Includes 33,749 shares issuable upon exercise of vested stock options.
(7)	Includes 67,968 shares issuable upon exercise of vested stock options.
(8)	Consists of 32,578 shares issuable upon exercise of vested stock options.
(9)	Includes 40,624 shares issuable upon exercise of vested stock options.
(10)

Consists of (a) 82,637 shares held by Barry M. Monheit, Trustee, SEP PROP Monheit Family Trust U/A Dtd 7/16/2002, for which Mr. Monheit holds voting and dispositive power, and (b) 268,889 shares issuable upon exercise of vested stock options.

(11)	Consists of 9,375 shares issuable upon exercise of vested stock options.
(12)	Includes 37,499 shares issuable upon exercise of vested stock options.
(13)	Consists of (a) 7,348,524 shares held by the directors and executive officers as a group and (b) 612,974 shares issuable upon exercise of vested stock options.

(14)

Based on the statement on Amendment No. 2 to Schedule 13D filed with the SEC on May 21, 2015, Mr. Saltz controls the investment decisions with respect to all such shares. Southwest Green Investments, L.L.C. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Southwest Green Investments, L.L.C. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.

(15)

Based on the statement on Amendment No. 2 to Schedule 13D filed with the SEC on May 21, 2015, Mr. Saltz controls the investment decisions with respect to all such shares. Stockbridge Enterprises, L.P. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Stockbridge Enterprises, L.P. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.

(16)

Based on the statement on Amendment No. 1 to Schedule 13D filed with the SEC on May 19, 2015, Mr. Brian S. Dick controls the investment decisions with respect to all such shares.  The address for Bear & Bug, L.P. is 2591 North Dallas Parkway, Suite 408, Frisco, Texas 75034.

(17)

Consists of (a) 685,487 shares held by EarthNow Investments, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power, (b) 134,328 shares held by Global Security Holding, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power (c) 13,812 shares held by Bone Logic, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power, and (d) 38 shares held by Prestamo, L.L.C., over which Mr. Melby holds the beneficial interest, including voting and dispositive power.  The address for Colton R. Melby is 136 East South Temple, Suite 1050, Salt Lake City, Utah 84111.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to our common stock that may be issued under our incentive compensation plans and under other option grants.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	830,387	$7.21	100,051
Equity compensation plans not approved by security holders	487,015	$12.30	—
Total	1,317,402	$9.09	100,051

(1)

Under our 2012 Plan, an aggregate of 937,500 shares of our common stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be increased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised, expire, are forfeited or cancelled, do not vest, or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2016, the aggregate number of shares of our common stock available for issuance pursuant to awards under our 2012 Plan was 100,051.  Our 2014 ESPP authorizes the sale of up to 250,000 shares of our common stock to employees. As of December 31, 2016, there were 214,721 shares of common stock reserved for issuance under our 2014 ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On July 16, 2013, in connection with our acquisition of Quest, we entered into a stockholders voting agreement with Messrs. Saltz and Melby, or the Class P Stockholders, and Messrs. Dick and Forte, or the Class D Stockholders, pursuant to which the Class P Stockholders and the Class D Stockholders agreed to vote all shares of our common stock owned by them or acquired by them in the future for a board consisting of six Class P Directors as designated by the Class P Stockholders or, in the absence of such designation, a majority of the Class P Directors, and three Class D Directors as designated by the Class D Stockholders, or in the absence of such designation, a majority of the Class D Directors. The stockholders voting agreement will continue until the earlier of (i) five years from the date of the agreement, (ii) such time as either the Class P Stockholders or the Class D Stockholders own less than 10% of our outstanding common stock, or (iii) the mutual agreement of the parties. On March 15, 2016, Mr. Melby transferred to Mr. Saltz all of his rights to designate Class P Directors pursuant to the stockholders voting agreement.

Director Independence

Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Saltz, Golden, Knittel, and Miller and Ms. Tomolonius and Ms. Wadecki are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Market, or Nasdaq, and by the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Hatch is an employee director. Messrs. Forte and Monheit are not considered independent directors of our company because of their recent service as executive officers of our company and/or its predecessors and subsidiaries.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Audit Fees (1)	$188,169	$157,025
Audit-Related Fees (2)	25,875	13,020
Tax Fees (3)	63,626	58,944
All Other Fees (4)	2,520	9,905
Total	$280,190	$238,894

(1)

Audit fees consist of billings for professional services normally provided in connection with statutory and regulatory filings including (i) fees associated with the audits of our consolidated financial statements and (ii) fees associated with our quarterly reviews.

(2)	Audit-related fees consist of billings for professional services for the review of SEC filings or other reports containing the audited financial statements including registration statements.
(3)	Tax fees consist primarily of tax related advisory services.
(4)	All other fees include general advisory professional services primarily related to research on accounting or other regulatory matters.

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

All of the services provided by Semple, Marchal and Cooper, LLP described above under the caption “Audit-Related Fees” were approved by our Board of Directors or by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

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

21.1#	List of Subsidiaries

24.1#	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1#	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.
(2)	Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(3)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2010, and incorporated herein by reference.
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

QUEST RESOURCE HOLDING CORPORATION

Dated: May 1, 2017	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: May 1, 2017	By:	/s/ Laurie L. Latham
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