Form 10-Q
period 2017-03-31
Quest Resource Holding Corp
filed 2017-05-15
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2017, there were outstanding 15,272,575 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,127,979	$1,328,174
Accounts receivable, less allowance for doubtful accounts of $433,578 and $333,578 as of March 31, 2017 and December 31, 2016, respectively	32,812,498	34,828,495
Prepaid expenses and other current assets	2,167,345	2,671,002
Total current assets	37,107,822	38,827,671

Goodwill	58,337,290	58,337,290
Intangible assets, net	7,652,251	8,489,586
Property and equipment, net, and other assets	2,126,297	2,414,921
Total assets	$105,223,660	$108,069,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,136,148	$35,305,559
Deferred revenue and other current liabilities	386,038	406,057
Total current liabilities	31,522,186	35,711,616

Revolving credit facility, net	8,022,542	4,750,000
Other long-term liabilities	120,561	335,644
Total liabilities	39,665,289	40,797,260

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,272,575 shares issued and outstanding as of March 31, 2017 and December 31, 2016	15,273	15,273
Additional paid-in capital	158,367,346	158,171,831
Accumulated deficit	(92,824,248)	(90,914,896)
Total stockholders’ equity	65,558,371	67,272,208
Total liabilities and stockholders’ equity	$105,223,660	$108,069,468

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenue	$42,539,822	$45,770,896
Cost of revenue	38,354,070	42,284,536
Gross profit	4,185,752	3,486,360
Operating expenses:
Selling, general, and administrative	4,980,095	4,655,163
Depreciation and amortization	1,000,734	1,018,564
Total operating expenses	5,980,829	5,673,727
Operating loss	(1,795,077)	(2,187,367)
Other expense:
Interest expense	(114,275)	(56,588)
Total other expense	(114,275)	(56,588)
Loss before taxes	(1,909,352)	(2,243,955)
Income tax expense	—	—
Net loss	$(1,909,352)	$(2,243,955)

Net loss applicable to common stockholders	$(1,909,352)	$(2,243,955)
Net loss per share
Basic and diluted	$(0.13)	$(0.16)
Weighted average number of common shares outstanding, given retroactive effect to the 1-for-8 reverse stock split effective August 10, 2016
Basic and diluted	15,272,575	13,982,992

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2016	15,272,575	$15,273	$158,171,831	$(90,914,896)	$67,272,208
Stock-based compensation	—	—	195,515	—	195,515
Net loss	—	—	—	(1,909,352)	(1,909,352)
Balance, March 31, 2017	15,272,575	$15,273	$158,367,346	$(92,824,248)	$65,558,371

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,909,352)	$(2,243,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,246	108,916
Amortization of intangibles	926,563	919,065
Amortization of debt issuance costs	7,825	—
Provision for doubtful accounts	100,000	141,553
Stock-based compensation	614,265	538,697
Changes in operating assets and liabilities:
Accounts receivable	1,915,997	(1,966,388)
Prepaid expenses and other current assets	84,907	(21,022)
Security deposits and other assets	193,329	34,183
Accounts payable and accrued liabilities	(4,169,411)	1,277,193
Deferred revenue and other current liabilities	(18,983)	101,845
Other long-term liabilities	18,659	(6,282)
Net cash used in operating activities	(2,120,955)	(1,116,195)
Cash flows from investing activities:
Purchase of property and equipment	(19,950)	(162,304)
Purchase of capitalized software development	(89,228)	(161,069)
Net cash used in investing activities	(109,178)	(323,373)
Cash flows from financing activities:
Proceeds from credit facilities	6,717,706	5,250,000
Repayments of credit facilities	(3,431,077)	(5,750,000)
Debt issuance costs	(234,522)	—
Proceeds from the sale of common stock and warrants, net of issuance costs	—	2,889,350
Repayments of capital lease obligations	(22,169)	(29,457)
Net cash provided by financing activities	3,029,938	2,359,893
Net increase in cash and cash equivalents	799,805	920,325
Cash and cash equivalents at beginning of period	1,328,174	2,989,731
Cash and cash equivalents at end of period	$2,127,979	$3,910,056

Supplemental cash flow information:
Cash paid for interest	$68,749	$55,105

Supplemental non-cash activities:
Repayment of line of credit	$9,250,000	$—
Repayment of capital lease obligation	$212,609	$—
Debt issuance costs	$234,985	$—
Acquisition of equipment under capital leases	$—	$21,838

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

Operations – We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables.  This business generates substantially all of our revenue.  We also operate environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.  Two customers accounted for 55.1% and 55.3% of revenue for the three months ended March 31, 2017 and 2016, respectively.

Liquidity – As of March 31, 2017 and December 31, 2016, our working capital balance was $5,585,636 and $3,116,055, respectively.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2017 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2016 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, LDI, Youchange, QVC, and QV One each operate as ecology-based green service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross.  We record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Currently, we have one contract accounted for as management fees with revenue of $44,088 and $87,689 for the three months ended March 31, 2017 and 2016, respectively.  Our gross billings on this management fee contract were $1,294,459 and $1,121,643 for the three months ended March 31, 2017 and 2016, respectively.

We recognize licensing fees ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and related to 3,313,907 and 2,852,898 shares at March 31, 2017 and 2016, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,375,216	857,957
Warrants	1,938,691	1,994,941
Total anti-dilutive securities excluded from diluted loss per share	3,313,907	2,852,898

Inventories

We record inventories within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.  As of March 31, 2017 and December 31, 2016, all inventories were waste disposal equipment with cost balances of $11,271 and $12,996, respectively, with no reserve for inventory obsolescence at either date.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

In February 2016, the FASB issued ASU 2016-02, Leases.  The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are still evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements, but given the material amount of our future minimum payments under non-cancellable operating leases (primarily office rent) at March 31, 2017, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. The adoption of ASU 2016-09 on January 1, 2017 did not have a significant impact on our consolidated financial statements.

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

3. Property and Equipment, Net, and Other Assets

At March 31, 2017 and December 31, 2016, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,474,558 and $2,442,549 as of March 31, 2017 and December 31, 2016, respectively	$1,245,555	$1,340,850
Security deposits and other assets	880,742	1,074,071
Property and equipment, net, and other assets	$2,126,297	$2,414,921

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. The depreciation expense for the three months ended March 31, 2017 was $115,246, inclusive of $41,075 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statement of operations as it related to assets used in directly servicing customer contracts.  The depreciation expense for the three months ended March 31, 2016 was $108,916 with $9,417 depreciation expense recorded to “Cost of revenue.” At March 31, 2017, our capital lease assets were $321,239, net of $178,858 of accumulated depreciation. At December 31, 2016, our capital lease assets were $347,135, net of $152,962 of accumulated depreciation.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2017 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$9,434,000	$3,286,000
Trademarks	7 years	6,242,055	3,301,528	2,940,527
Patents	7 years	230,683	230,683	—
Software	7 years	1,738,735	360,511	1,378,224
Customer lists	5 years	307,153	259,653	47,500
Total finite lived intangible assets		$21,238,626	$13,586,375	$7,652,251

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

December 31, 2016	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$8,798,000	$3,922,000
Trademarks	7 years	6,242,055	3,078,845	3,163,210
Patents	7 years	230,683	230,683	—
Software	7 years	1,649,507	307,989	1,341,518
Customer lists	5 years	307,153	244,295	62,858
Total finite lived intangible assets		$21,149,398	$12,659,812	$8,489,586

March 31, 2017 (Unaudited) and December 31, 2016	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $926,563 and $919,065 for the three months ended March 31, 2017 and 2016, respectively.  We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

5.  Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities are as follows:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Accounts payable	$29,009,936	$32,944,202
Accrued taxes	1,272,248	1,272,832
Employee compensation	514,480	529,945
Other	339,484	558,580
	$31,136,148	$35,305,559

6. Revolving Credit Facility

We entered into a Loan, Security and Guaranty Agreement (the “Citizens Loan Agreement”), dated as of February 24, 2017, with Citizens Bank, National Association as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for an asset-based revolving credit facility (the “ABL Facility”) of up to $20 million and an equipment loan facility in the maximum principal amount of $2.0 million. The ABL Facility replaced our Revolving Credit Note and Loan Agreement with Regions Bank, which was paid off and terminated effective February 24, 2017.

Each loan under the ABL Facility bears interest, at the borrowers’ option, at either the Base Rate, as defined in the agreement, plus a margin ranging from 1.0% to 1.5% (5.5% as of March 31, 2017), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5%. The maturity date of the revolving credit facility is February 24, 2022.

Loans under the equipment loan facility may be requested at any time until February 24, 2019. Each loan under the equipment loan facility bears interest, at the borrower’s option, at either the Base Rate, plus 2.00%, or the LIBOR lending rate for the interest period in effect, plus 3.00%. The maturity date of the equipment loan facility is February 24, 2022.

The ABL Facility contains certain specific financial covenants regarding a minimum liquidity requirement and a minimum fixed charge coverage ratio. The minimum fixed charge coverage ratio covenant will not apply until May 15, 2018, when the trailing twelve-month period ending March 31, 2018 is reported. In addition, the ABL Facility contains negative covenants limiting, among

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, mergers and acquisitions, and other matters customarily restricted in such agreements.

The amount of interest expense related to borrowings for the three months ended March 31, 2017 and 2016 was $110,381 and $49,782, respectively.  Debt issuance cost of $469,507 is being amortized to interest expense over the life of the new revolving credit facility beginning March 1, 2017.  As of March 31, 2017, the unamortized portion of the debt discount was $461,682.  The amount of interest expense related to the amortization of the discount on the revolving credit facility for the three months ended March 31, 2017 was $7,825.  The ABL Facility liability was $8,022,541, net of debt issuance cost of $461,682, with approximately $8,000,000 of additional availability as of March 31, 2017.  There were no draws made on the equipment loan facility as of March 31, 2017.

7. Capital Lease Obligations

At March 31, 2017 and December 31, 2016, total capital lease obligations outstanding consisted of the following:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Capital lease obligations, imputed interest at 2.65% to 13.29%, with monthly payments of approximately $6,000, expiring through November 2020, secured by computer and telephone equipment	$80,476	$315,253
Total	80,476	315,253
Less: current maturities	(51,775)	(106,184)
Long-term portion	$28,701	$209,069

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended March 31, 2017 and 2016 was $2,462 and $3,965, respectively.

8. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2017 and December 31, 2016, and we have recorded a valuation allowance of $16,500,000 and $15,555,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2017 and December 31, 2016, we had federal income tax net operating loss carryforwards of approximately $19,000,000 and $18,500,000, respectively, which expire at various dates beginning in 2031.

9. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, revolving credit facility, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of capital lease obligations and revolving credit facility, based on borrowing rates currently available to us for loans with similar terms and maturities.

10. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 15,272,575 shares were issued and outstanding as of March 31, 2017 and December 31, 2016.

 Shares Issued for Consulting Services –

o

On September 28, 2016, we issued 418,750 fully vested restricted shares of our common stock to a third party for consulting services under a one-year contract.  We recorded an expense of $418,750 for the three months ended March 31, 2017 within “Selling, general, and administrative expenses” in our condensed consolidated statement of

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

operations.  The balance recorded within “Prepaid expenses and other current assets” in our condensed consolidated balance sheet at March 31, 2017 was $628,125, which we will expense ratably through August 2017.

Warrants – During 2016, we issued warrants to purchase 521,060 shares, and no holders have exercised warrants.  At March 31, 2017, we had outstanding exercisable warrants to purchase 1,938,691 shares of common stock.

The following table summarizes the warrants issued and outstanding as of March 31, 2017:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	04/18/2014	04/01/2017	$16.00	180,126
Warrant	05/07/2014	05/07/2017	$21.20	25,000
Warrants	09/24/2014	09/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,938,691

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”). We recorded expense of $1,738 and $9,206 related to the ESPP during the three months ended March 31, 2017 and 2016, respectively.

Stock Options – The following table summarizes the stock option activity for the three month period ended March 31, 2017:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2016	1,317,402	$2.08 — $26.00	$9.09
Granted	74,500	$2.13 — $ 2.50	$2.48
Canceled/Forfeited	(16,686)	$6.40 — $23.20	$13.67
Outstanding at March 31, 2017	1,375,216	$2.08 — $26.00	$8.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Three Months Ended March 31, 2017 and 2016 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$42,539,822	$45,770,896
Cost of revenue	38,354,070	42,284,536
Gross profit	4,185,752	3,486,360
Operating expenses:
Selling, general, and administrative	4,980,095	4,655,163
Depreciation and amortization	1,000,734	1,018,564
Total operating expenses	5,980,829	5,673,727
Operating loss	(1,795,077)	(2,187,367)
Interest expense	(114,275)	(56,588)
Income tax expense	—	—
Net loss	$(1,909,352)	$(2,243,955)

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Revenue

For the quarter ended March 31, 2017, revenue was $42.5 million, a decrease of $3.2 million, or 7.1%, compared with $45.7 million for the quarter ended March 31, 2016.  The decrease was primarily due to a combination of changes in the mix of services and customers.

Cost of Revenue/Gross Profit

Cost of revenue decreased $3.9 million to $38.4 million for the quarter ended March 31, 2017 from $42.3 million for the quarter ended March 31, 2016.  The decrease primarily related to changes in the cost of servicing and the mix of services and customers. Gross profit increased $699,000 to $4.2 million for the quarter ended March 31, 2017 from $3.5 million for the quarter ended March 31, 2016. The gross profit margin was 9.8% of first quarter 2017 net sales compared with 7.6% of first quarter 2016 net sales.  The increase in gross profit dollars and margin percentage for the three months ended March 31, 2017 was primarily due to decreased cost of certain contracted services and the change in the mix of customers.

Margins are affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, the frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix among advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

For the quarter ended March 31, 2017, operating expenses increased $307,000 to $6.0 million from $5.7 million for the comparable quarter in 2016.

Selling, general, and administrative expenses were $5.0 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively. The $325,000 increase for the three months ended March 31, 2017 was primarily related to increases in stock-related compensation of $76,000, marketing trade show fees of $100,000, and severance expense of $244,000, partially offset by lower legal and professional fees of $65,000.

Operating expenses also included depreciation and amortization of $1.0 million for the three months ended March 31, 2017 and 2016.

Interest Expense

For the three months ended March 31, 2017, interest expense increased $57,000 to $114,000 from $57,000 for the three months ended March 31, 2016 as a result of a higher average outstanding balance on our revolving credit facility and the amortization of the debt issuance costs of $7,825 related to the new Citizens revolving credit facility.  Debt issuance cost of $469,507 is being amortized to interest expense over the life of the new revolving credit facility beginning March 1, 2017 as discussed in Note 6 to our condensed consolidated financial statements.

Net Loss

Net loss for the quarter ended March 31, 2017 was $(1.9) million compared with a net loss of $(2.2) million for the quarter ended March 31, 2016.  The explanations above detail the majority of the changes related to the decrease in net loss.

Loss per Share

Net loss per basic and diluted share was $(0.13) for the quarter ended March 31, 2017 compared with a net loss per basic and diluted share of $(0.16) for the quarter ended March 31, 2016. The weighted average number of shares of common stock outstanding increased to 15.3 million for the three months ended March 31, 2017 from 14.0 million for the three months ended March 31, 2016.  We have retroactively adjusted all common share and per share amounts to reflect the 1-for-8 reverse stock split effective August 10, 2016 as discussed in Note 2 of our condensed consolidated financial statements.

Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  Other adjustments include severance costs and aggregated $244,371 in the three months ended March 31, 2017.

The following table reflects Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported
	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(1,909,352)	$(2,243,955)
Depreciation and amortization	1,041,809	1,027,981
Interest expense	114,275	56,588
Stock-based compensation expense	614,265	538,697
Other adjustments	244,371	—
Income tax expense	—	—
Adjusted EBITDA	$105,368	$(620,689)

Liquidity and Capital Resources

As of March 31, 2017, we had $2.1 million in cash and cash equivalents compared with $1.3 million as of December 31, 2016. Working capital was $5.6 million as of March 31, 2017 compared with $3.1 million as of December 31, 2016.

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

We believe our existing cash and cash equivalents of $2.1 million, additional available borrowing capacity under our credit facility as of March 31, 2017 of $8.0 million, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we can access the equity capital markets with placements of our securities.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2017 and 2016.

Cash Flows from Operating Activities

Cash used in operating activities was $2.1 million for the three months ended March 31, 2017 compared with $1.1 million for the three months ended March 31, 2016. Cash used in operating activities for the three months ended March 31, 2017 included the net loss of $1.9 million and cash used in the net change in operating assets and liabilities of $2.0 million, offset by non-cash items of $1.8 million.  The cash used in operating activities for the three months ended March 31, 2016 related to the net loss of $2.2 million and cash used in the net change in operating assets and liabilities of $0.6 million, offset by non-cash items of $1.7 million. The non-cash items reflected depreciation, amortization of intangible assets, amortization of debt issuance costs, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts receivable, security deposits and other assets, and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2017 and 2016 was $109,000 and $323,000, respectively, primarily from purchases of property and equipment and costs related to software development.  The decrease in cash used during the three months ended March 31, 2017 was primarily due to a decrease in the purchase of property and equipment along with a decline in capitalized software development in 2017 compared with the same period in 2016.

Cash Flows from Financing Activities

Cash provided by financing activities was $3.0 million for the three months ended March 31, 2017, primarily from net draws on our revolving credit facilities of $3.3 million.  Cash provided by financing activities was $2.4 million for the three months ended March 31, 2016, primarily from the $2.9 million net proceeds received from the sale of our stock and warrants. See Note 6 to our condensed consolidated financial statements for a discussion of our asset-based revolving credit facility entered into in February 2017.

Inflation

We do not believe that inflation had a material impact on us during the three months ended March 31, 2017 and 2016.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property and equipment, intangible assets, goodwill, and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, we had established a full valuation allowance for all deferred tax assets.

As of March 31, 2017 and December 31, 2016, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of March 31, 2017 and December 31, 2016 consisted of cash and cash equivalents, accounts receivable, revolving credit facility, accounts payable, accrued liabilities, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit No.	Exhibit

10.24*	Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (1)
10.25

Loan, Security and Guaranty Agreement, dated as of February 24, 2017, by and among Citizens Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, and Earth911, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(2)	Filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.

  *   Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 15, 2017	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: May 15, 2017	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer