Form 10-Q
period 2017-06-30
Quest Resource Holding Corp
filed 2017-08-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were outstanding 15,281,324 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,398,725	$1,328,174
Accounts receivable, less allowance for doubtful accounts of $720,695 and $333,578 as of June 30, 2017 and December 31, 2016, respectively	30,086,372	34,828,495
Prepaid expenses and other current assets	2,044,203	2,671,002
Total current assets	33,529,300	38,827,671

Goodwill	58,337,290	58,337,290
Intangible assets, net	6,799,678	8,489,586
Property and equipment, net, and other assets	1,856,321	2,414,921
Total assets	$100,522,589	$108,069,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,400,151	$35,305,559
Deferred revenue and other current liabilities	408,377	406,057
Total current liabilities	29,808,528	35,711,616

Revolving credit facility, net	6,167,612	4,750,000
Other long-term liabilities	76,054	335,644
Total liabilities	36,052,194	40,797,260

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,281,324 and 15,272,575 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	15,281	15,273
Additional paid-in capital	158,530,015	158,171,831
Accumulated deficit	(94,074,901)	(90,914,896)
Total stockholders’ equity	64,470,395	67,272,208
Total liabilities and stockholders’ equity	$100,522,589	$108,069,468

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$41,370,594	$46,843,675	$83,910,416	$92,614,571
Cost of revenue	36,922,533	43,189,149	75,276,603	85,473,685
Gross profit	4,448,061	3,654,526	8,633,813	7,140,886
Operating expenses:
Selling, general, and administrative	4,581,897	4,637,498	9,561,992	9,292,661
Depreciation and amortization	996,326	1,007,864	1,997,060	2,026,428
Total operating expenses	5,578,223	5,645,362	11,559,052	11,319,089
Operating loss	(1,130,162)	(1,990,836)	(2,925,239)	(4,178,203)
Other expense:
Interest expense	(120,491)	(57,274)	(234,766)	(113,862)
Total other expense	(120,491)	(57,274)	(234,766)	(113,862)
Loss before taxes	(1,250,653)	(2,048,110)	(3,160,005)	(4,292,065)
Income tax expense	—	—	—	—
Net loss	$(1,250,653)	$(2,048,110)	$(3,160,005)	$(4,292,065)

Net loss applicable to common stockholders	$(1,250,653)	$(2,048,110)	$(3,160,005)	$(4,292,065)
Net loss per share
Basic and diluted	$(0.08)	$(0.14)	$(0.21)	$(0.30)
Weighted average number of common shares outstanding
Basic and diluted	15,276,228	14,839,591	15,274,412	14,408,890

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2016	15,272,575	$15,273	$158,171,831	$(90,914,896)	$67,272,208
Stock-based compensation	—	—	346,220	—	346,220
Shares issued for Employee Stock Purchase Plan options	8,749	8	11,964	—	11,972
Net loss	—	—	—	(3,160,005)	(3,160,005)
Balance, June 30, 2017	15,281,324	$15,281	$158,530,015	$(94,074,901)	$64,470,395

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,160,005)	$(4,292,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	228,690	231,212
Amortization of intangibles	1,851,669	1,843,481
Amortization of debt issuance costs	31,300	—
Provision for doubtful accounts	418,939	170,288
Stock-based compensation	1,183,720	1,088,811
Changes in operating assets and liabilities:
Accounts receivable	4,323,184	(2,438,393)
Prepaid expenses and other current assets	(210,701)	(828,231)
Security deposits and other assets	365,839	(520,117)
Accounts payable and accrued liabilities	(5,905,408)	1,294,844
Deferred revenue and other current liabilities	4,399	136,734
Other long-term liabilities	(13,443)	81,485
Net cash used in operating activities	(881,817)	(3,231,951)
Cash flows from investing activities:
Purchase of property and equipment	(35,929)	(373,326)
Purchase of capitalized software development	(161,761)	(216,493)
Net cash used in investing activities	(197,690)	(589,819)
Cash flows from financing activities:
Proceeds from credit facilities	38,990,201	10,750,000
Repayments of credit facilities	(37,582,164)	(10,750,000)
Debt issuance costs	(234,334)	—
Proceeds from the sale of common stock and warrants, net of issuance costs	—	2,889,350
Proceeds from shares issued for Employee Stock Purchase Plan	11,972	27,435
Repayments of capital lease obligations	(35,617)	(59,403)
Net cash provided by financing activities	1,150,058	2,857,382
Net increase (decrease) in cash and cash equivalents	70,551	(964,388)
Cash and cash equivalents at beginning of period	1,328,174	2,989,731
Cash and cash equivalents at end of period	$1,398,725	$2,025,343

Supplemental cash flow information:
Cash paid for interest	$155,194	$111,617

Supplemental non-cash activities:
Draw on Citizens ABL facility	$9,250,000
Repayment of Regions line of credit	$(9,250,000)	$—
Repayment of capital lease obligation financed with Citizens ABL facility	$212,609	$—
Debt issuance costs financed with Citizens ABL facility	$235,173	$—
Acquisition of equipment under capital leases	$—	$26,704

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

Operations – We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables.  This business generates substantially all of our revenue.  We also operate environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.  Two customers accounted for 51.8% and 55.6% of revenue for the three months ended June 30, 2017 and 2016, respectively.  Two customers accounted for 53.5% and 55.4% of revenue for the six months ended June 30, 2017 and 2016, respectively.

Liquidity – As of June 30, 2017 and December 31, 2016, our working capital balance was $3,720,772 and $3,116,055, respectively.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2017 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2016 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, LDI, Youchange, QVC, and QV One each operate as ecology-based green service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross.  We record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Currently, we have one contract accounted for as management fees with revenue of $34,057 and $63,036 for the three months ended June 30, 2017 and 2016, respectively, and revenue of $78,145 and $150,725 for the six months ended June 30, 2017 and 2016, respectively.  Our gross billings on this management fee contract were $878,563 and $1,143,667 for the three months ended June 30, 2017 and 2016, respectively, and $2,173,022 and $2,265,310 for the six months ended June 30, 2017 and 2016, respectively.

We recognize licensing fees ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and totaled 3,095,132 and 3,261,023 shares at June 30, 2017 and 2016, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,361,567	1,266,087
Warrants	1,733,565	1,994,936
Total anti-dilutive securities excluded from diluted loss per share	3,095,132	3,261,023

Inventories

We record inventories within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.  As of June 30, 2017 and December 31, 2016, all inventories were waste disposal equipment with cost balances of $11,271 and $12,996, respectively, with no reserve for inventory obsolescence at either date.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are still evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements, but given the material amount of our future minimum payments under non-cancellable operating leases, primarily office rent, at June 30, 2017, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification of such activity on the statement of cash flows. The adoption of ASU 2016-09 on January 1, 2017 did not have a significant impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments.  The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates.  ASU 2016-13 is effective for us on January 1, 2020, with early adoption permitted on January 1, 2019.  We are assessing the provisions of this amended guidance; however, the adoption of the standard is not expected to have a material effect on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the new ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and a goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. In no circumstances would the loss recognized exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us on January 1, 2020, with early adoption permitted.  We have elected to early adopt this ASU in the current quarter with our interim impairment test as further discussed in Note 2.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance to us.

3. Property and Equipment, Net, and Other Assets

At June 30, 2017 and December 31, 2016, property and equipment, net, and other assets consisted of the following:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,588,002 and $2,442,549 as of June 30, 2017 and December 31, 2016, respectively	$1,148,089	$1,340,850
Security deposits and other assets	708,232	1,074,071
Property and equipment, net, and other assets	$1,856,321	$2,414,921

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended June 30, 2017 was $113,444, inclusive of $42,224 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statement of operations as it related to assets used in directly servicing customer contracts, and was $228,690 for the six months ended June 30, 2017, inclusive of $83,299 of depreciation expense reflected within “Cost of revenue.” Depreciation expense for the three months ended June 30, 2016 was $122,296, inclusive of $38,848 of depreciation expense reflected within “Cost of revenue,” and was $231,212 for the six months ended June 30, 2016, inclusive of $48,265 reflected within “Cost of revenue”. At June 30, 2017, our capital lease assets were $295,419, net of $204,679 of accumulated depreciation. At December 31, 2016, our capital lease assets were $347,135, net of $152,962 of accumulated depreciation.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

June 30, 2017 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$10,070,000	$2,650,000
Trademarks	7 years	6,242,055	3,524,210	2,717,845
Patents	7 years	230,683	230,683	—
Software	7 years	1,811,268	419,435	1,391,833
Customer lists	5 years	307,153	267,153	40,000
Total finite lived intangible assets		$21,311,159	$14,511,481	$6,799,678

December 31, 2016	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$8,798,000	$3,922,000
Trademarks	7 years	6,242,055	3,078,845	3,163,210
Patents	7 years	230,683	230,683	—
Software	7 years	1,649,507	307,989	1,341,518
Customer lists	5 years	307,153	244,295	62,858
Total finite lived intangible assets		$21,149,398	$12,659,812	$8,489,586

June 30, 2017 (Unaudited) and December 31, 2016	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $925,106 and $924,416 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to finite lived intangible assets was $1,851,669 and $1,843,481 for the six months ended June 30, 2017 and 2016, respectively.  We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

We performed our annual impairment analysis for goodwill and other intangible assets in the second quarter of 2017 with no impairment recorded.

5.  Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities are as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Accounts payable	$27,279,230	$32,944,202
Accrued taxes	1,188,520	1,272,832
Employee compensation	632,457	529,945
Other	299,944	558,580
	$29,400,151	$35,305,559

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

Each loan under the ABL Facility bears interest, at the borrowers’ option, at either the Base Rate, as defined in the agreement, plus a margin ranging from 1.0% to 1.5% (5.75% as of June 30, 2017), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (3.54% as of June 30, 2017). The maturity date of the revolving credit facility is February 24, 2022.

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

The amount of interest expense related to borrowings for the three months ended June 30, 2017 and 2016 was $87,435 and $55,002, respectively.  The amount of interest expense related to borrowings for the six months ended June 30, 2017 and 2016 was $197,359 and $108,259, respectively.    Debt issuance cost of $469,507 is being amortized to interest expense over the life of the new revolving credit facility beginning March 1, 2017.  As of June 30, 2017, the unamortized portion of the debt issuance costs was $438,207.  The amount of interest expense related to the amortization of the discount on the revolving credit facility for the six months ended June 30, 2017 was $31,300.  The ABL Facility liability was $6,167,612, net of unamortized debt issuance cost of $438,207, with approximately $12,792,000 of additional availability as of June 30, 2017.  There were no draws made on the equipment loan facility as of June 30, 2017.

7. Capital Lease Obligations

At June 30, 2017 and December 31, 2016, total capital lease obligations outstanding consisted of the following:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Capital lease obligations, imputed interest at 3.00% to 13.29%, with monthly payments of approximately $6,000, expiring through November 2020, secured by computer and telephone equipment	$67,026	$315,253
Total	67,026	315,253
Less: current maturities	(51,480)	(106,184)
Long-term portion	$15,546	$209,069

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended June 30, 2017 and 2016 was $1,636 and $1,749, respectively. The amount of interest expense related to our capital leases for the six months ended June 30, 2017 and 2016 was $4,098 and $3,705, respectively.

8. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2017 and December 31, 2016, and we have recorded a valuation allowance of $17,100,000 and $15,555,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2017 and December 31, 2016, we had federal income tax net operating loss carryforwards of approximately $19,000,000 and $18,500,000, respectively, which expire at various dates beginning in 2031.

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

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 15,281,324 and 15,272,575 shares were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

 Shares Issued for Employee Stock Purchase Plan Options –

o	On May 23, 2017, we issued 8,749 shares to employees for $11,972 under our 2014 Employee Stock Purchase Plan (“ESPP”) for options that vested and were exercised.

Shares Issued for Consulting Services –

o

On September 28, 2016, we issued 418,750 fully vested restricted shares of our common stock to a third party for consulting services under a one-year contract.  We recorded an expense of $837,500 for the six months ended June 30, 2017 within “Selling, general, and administrative expenses” in our condensed consolidated statement of operations.  The balance recorded within “Prepaid expenses and other current assets” in our condensed consolidated balance sheet at June 30, 2017 was $209,375, which we will expense ratably through August 2017.

Warrants – During 2016, we issued warrants to purchase 521,060 shares, and no holders have exercised warrants.  At June 30, 2017, we had outstanding exercisable warrants to purchase 1,733,565 shares of common stock.

The following table summarizes the warrants issued and outstanding as of June 30, 2017:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	09/24/2014	09/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,733,565

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 ESPP. We recorded expense of $7,252 and $15,466 related to the ESPP during the three months ended June 30, 2017 and 2016, respectively.  We recorded expense of $8,990 and $24,672 related to the ESPP during the six months ended June 30, 2017 and 2016, respectively.

Stock Options – We recorded stock option expense of $337,230 and $1,042,170 for the six months ended June 30, 2017 and 2016, respectively.  The following table summarizes the stock option activity for the six month period ended June 30, 2017:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2016	1,317,402	$2.08 — $26.00	$9.09
Granted	79,500	$2.13 — $2.71	$2.50
Canceled/Forfeited	(35,335)	$6.40 — $23.20	$12.37
Outstanding at June 30, 2017	1,361,567	$2.08 — $26.00	$8.62

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

Three and Six Months Ended June 30, 2017 and 2016 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$41,370,594	$46,843,675	$83,910,416	$92,614,571
Cost of revenue	36,922,533	43,189,149	75,276,603	85,473,685
Gross profit	4,448,061	3,654,526	8,633,813	7,140,886
Operating expenses:
Selling, general, and administrative	4,581,897	4,637,498	9,561,992	9,292,661
Depreciation and amortization	996,326	1,007,864	1,997,060	2,026,428
Total operating expenses	5,578,223	5,645,362	11,559,052	11,319,089
Operating loss	(1,130,162)	(1,990,836)	(2,925,239)	(4,178,203)
Interest expense	(120,491)	(57,274)	(234,766)	(113,862)
Income tax expense	—	—	—	—
Net loss	$(1,250,653)	$(2,048,110)	$(3,160,005)	$(4,292,065)

Three and Six Months Ended June 30, 2017 compared to Three and Six Months Ended June 30, 2016

Revenue

For the quarter ended June 30, 2017, revenue was $41.4 million, a decrease of $5.5 million, or 11.7%, compared with $46.8 million for the quarter ended June 30, 2016. For the six months ended June 30, 2017, revenue was $83.9 million, a decrease of $8.7 million, or 9.4%, compared with $92.6 million for the six months ended June 30, 2016.  The decrease was primarily due to the changes in our mix of services and reductions of services with certain customers, partially offset by increased services from the continuing and new customer base.

While there have been additions to the customer portfolio, we have, or will have, services discontinued with some customers, including a portion of services with the Company’s two largest customers.  As a result of the changes in our mix of services, reductions of services with certain customers, and increased services from the continuing and new customer base, we expect a net decrease in revenue during the second half of 2017 of approximately 20% relative to the first half of 2017, offset with a net decrease in cost of sales as discussed below.

Cost of Revenue/Gross Profit

Cost of revenue decreased $6.3 million to $36.9 million for the quarter ended June 30, 2017 from $43.2 million for the quarter ended June 30, 2016.  Cost of revenue decreased $10.2 million to $75.3 million for the six months ended June 30, 2017 from $85.5 million for the six months ended June 30, 2016.  The decrease was primarily due to the changes in our mix of services, decreased cost of certain contracted services, and reductions of services with certain customers, partially offset by increased services from the continuing and new customer base.

Gross profit increased $794,000 to $4.4 million for the quarter ended June 30, 2017 from $3.7 million for the quarter ended June 30, 2016. The gross profit margin was 10.8% of second quarter 2017 net sales compared with 7.8% of second quarter 2016 net sales.  Gross profit increased $1.5 million to $8.6 million for the six months ended June 30, 2017 from $7.1 million for the six months ended June 30, 2016.  The gross profit margin was 10.3% of net sales for the six months ended June 30, 2017 compared with 7.7% of net sales for the six months ended June 30, 2016.  The increase in gross profit dollars and margin percentage for the three and six months ended June 30, 2017 was primarily due to decreased cost of certain contracted services, increased services from the continuing and new customer base, and the change in the mix of customers, partially offset by reductions of services with customers.

As a result of the changes in our mix of services, reductions of services with certain customers, and increased services from the continuing and new customer base, we expect a net decrease in revenue during the second half of 2017 of approximately 20% relative to the first half of 2017, offset with a net decrease in cost of sales of approximately 22%, resulting in a decline of approximately 2% in gross profit dollars over the same period.

Margins are affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, the frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix among advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

Operating expenses were $5.6 million for each of the three months ended June 30, 2017 and 2016.  For the six months ended June 30, 2017, operating expenses increased $240,000 to $11.6 million from $11.3 million for the six months ended June 30, 2016.

Selling, general, and administrative expenses were $4.6 million for each of the three months ended June 30, 2017 and 2016.  Selling, general, and administrative expenses were $9.6 million and $9.3 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $270,000.  The increase for the six months ended June 30, 2017 was primarily related to an increase in stock-related compensation of $95,000 and severance expenses of approximately $244,000, partially offset by decreases in other selling, general, and administrative expenses.

Operating expenses also included depreciation and amortization of $1.0 million for the three months ended June 30, 2017 and 2016.  Depreciation and amortization expenses were $2.0 million for the six months ended June 30, 2017 and 2016.

Interest Expense

For the three months ended June 30, 2017, interest expense increased $63,000 to $120,000 from $57,000 for the three months ended June 30, 2016.  For the six months ended June 30, 2017, interest expense increased $121,000 to $235,000 from $114,000 for the six months ended June 30, 2016 as a result of a higher interest rate, a higher average outstanding balance on our revolving credit facility, and the amortization of $31,300 related to the debt issuance costs for the new Citizens revolving credit facility.  Debt issuance cost of $469,507 is being amortized to interest expense over the life of the new revolving credit facility beginning March 1, 2017 as discussed in Note 6 to our condensed consolidated financial statements.

Net Loss

Net loss for the quarter ended June 30, 2017 was $(1.3) million compared with a net loss of $(2.0) million for the quarter ended June 30, 2016.  Net loss for the six months ended June 30, 2017 was $(3.2) million compared with a net loss of $(4.3) million for the six months ended June 30, 2016.  The explanations above detail the majority of the changes related to the decrease in net loss.

Loss per Share

Net loss per basic and diluted share was $(0.08) for the quarter ended June 30, 2017 compared with a net loss per basic and diluted share of $(0.14) for the quarter ended June 30, 2016. The weighted average number of shares of common stock outstanding increased to 15.3 million for the three months ended June 30, 2017 from 14.8 million for the three months ended June 30, 2016.

Net loss per basic and diluted share was $(0.21) for the six months ended June 30, 2017 compared with a net loss per basic and diluted share of $(0.30) for the six months ended June 30, 2016.  The weighted average number of shares of common stock outstanding increased to 15.3 million for the six months ended June 30, 2017 from 14.4 million for the six months ended June 30, 2016.  The increase in the share count for the three and six months ended June 30, 2017 was primarily from the issuance of shares for Employee Stock Purchase Plan options exercised during 2017 and 2016 and from the stock offering during the first quarter of 2016.

Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  Other adjustments include severance costs and aggregated $244,371 in the six months ended June 30, 2017.

The following table reflects Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,250,653)	$(2,048,110)	$(3,160,005)	$(4,292,065)
Depreciation and amortization	1,038,550	1,046,712	2,080,359	2,074,693
Interest expense	120,491	57,274	234,766	113,862
Stock-based compensation expense	569,455	550,114	1,183,720	1,088,811
Other adjustments	—	—	244,371	—
Income tax expense	—	—	—	—
Adjusted EBITDA	$477,843	$(394,010)	$583,211	$(1,014,699)

Liquidity and Capital Resources

As of June 30, 2017, we had $1.4 million in cash and cash equivalents compared with $1.3 million as of December 31, 2016. Working capital was $3.7 million as of June 30, 2017 compared with $3.1 million as of December 31, 2016.

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

We believe our existing cash and cash equivalents of $1.4 million, additional available borrowing capacity under our credit facility as of June 30, 2017 of $12.8 million, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the equity capital markets with placements of our securities.

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2017 and 2016.

Cash Flows from Operating Activities

Cash used in operating activities was $0.9 million for the six months ended June 30, 2017 compared with $3.2 million for the six months ended June 30, 2016. Cash used in operating activities for the six months ended June 30, 2017 included the net loss of $3.2 million and cash used in the net change in operating assets and liabilities of $1.4 million, offset by non-cash items of $3.7 million.  The cash used in operating activities for the six months ended June 30, 2016 related to the net loss of $4.3 million and cash used in the net change in operating assets and liabilities of $2.3 million, offset by non-cash items of $3.3 million. The non-cash items reflected depreciation, amortization of intangible assets, amortization of debt issuance costs, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts receivable, security deposits and other assets, and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 and 2016 was $0.2 and $0.6 million, respectively, primarily from purchases of property and equipment and costs related to software development.  The decrease in cash used during the six months ended June 30, 2017 was primarily due to a decrease in the purchase of property and equipment along with a decline in capitalized software development in 2017 compared with the same period in 2016.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.2 million for the six months ended June 30, 2017, primarily from net draws on our revolving credit facilities of $1.4 million.  Cash provided by financing activities was $2.9 million for the six months ended June 30, 2016, primarily from the $2.9 million net proceeds received from the sale of our stock and warrants. See Note 6 to our condensed consolidated financial statements for a discussion of our asset-based revolving credit facility entered into in February 2017.

Inflation

We do not believe that inflation had a material impact on us during the six months ended June 30, 2017 and 2016.

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

Impairment of Goodwill and Other Intangible Assets

In January 2017, the FASB issued ASU 2017-04, which simplifies the goodwill impairment test by eliminating Step 2 of the quantitative assessment and aims to reduce the complexity of evaluating goodwill for impairment.  Under the amended guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of recorded goodwill.  This amended guidance is effective for us on January 1, 2020, with early adoption permitted.  Our early adoption of this guidance in the second quarter of 2017 did not have an impact on our consolidated financial statements.

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually unless indicators of impairment exist in interim periods.  As discussed below, we elected to perform our goodwill impairment analysis in the second quarter of 2017 due to the decline in revenue year over year in the first half of the year. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of its goodwill, we recognize an impairment loss equal to the excess, not to exceed the total amount of recorded goodwill.

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

We performed our goodwill impairment analysis as of June 30, 2017 utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value creating activities we are undertaking.  The primary assumptions in our income approach included estimating cash flows and projections based on management’s expectations.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins could result in the write off of a portion or all of our goodwill and other intangible assets in future periods.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property and equipment, intangible assets, goodwill, and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, we had established a full valuation allowance for all deferred tax assets.

As of June 30, 2017 and December 31, 2016, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of June 30, 2017 and December 31, 2016 consisted of cash and cash equivalents, accounts receivable, revolving credit facility, accounts payable, accrued liabilities, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

QUEST RESOURCE HOLDING CORPORATION

Date: August 14, 2017	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: August 14, 2017	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer