Form 10-Q
period 2017-09-30
Quest Resource Holding Corp
filed 2017-11-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were outstanding 15,281,324 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,115,761	$1,328,174
Accounts receivable, less allowance for doubtful accounts of $824,074 and $333,578 as of September 30, 2017 and December 31, 2016, respectively	20,030,064	34,828,495
Prepaid expenses and other current assets	1,483,696	2,671,002
Total current assets	22,629,521	38,827,671

Goodwill	58,337,290	58,337,290
Intangible assets, net	5,910,239	8,489,586
Property and equipment, net, and other assets	1,582,006	2,414,921
Total assets	$88,459,056	$108,069,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,822,741	$35,305,559
Deferred revenue and other current liabilities	324,065	406,057
Total current liabilities	18,146,806	35,711,616

Revolving credit facility, net	6,730,893	4,750,000
Other long-term liabilities	43,552	335,644
Total liabilities	24,921,251	40,797,260

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,281,324 and 15,272,575 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	15,281	15,273
Additional paid-in capital	158,677,737	158,171,831
Accumulated deficit	(95,155,213)	(90,914,896)
Total stockholders’ equity	63,537,805	67,272,208
Total liabilities and stockholders’ equity	$88,459,056	$108,069,468

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$31,930,550	$46,157,414	$115,840,966	$138,771,985
Cost of revenue	27,904,006	42,562,397	103,180,609	128,036,082
Gross profit	4,026,544	3,595,017	12,660,357	10,735,903
Operating expenses:
Selling, general, and administrative	3,977,662	4,923,283	13,539,654	14,215,944
Depreciation and amortization	1,002,687	1,013,225	2,999,747	3,039,653
Total operating expenses	4,980,349	5,936,508	16,539,401	17,255,597
Operating loss	(953,805)	(2,341,491)	(3,879,044)	(6,519,694)
Other expense:
Interest expense	(126,507)	(62,345)	(361,273)	(176,207)
Total other expense	(126,507)	(62,345)	(361,273)	(176,207)
Loss before taxes	(1,080,312)	(2,403,836)	(4,240,317)	(6,695,901)
Income tax expense	—	—	—	—
Net loss	$(1,080,312)	$(2,403,836)	$(4,240,317)	$(6,695,901)

Net loss applicable to common stockholders	$(1,080,312)	$(2,403,836)	$(4,240,317)	$(6,695,901)
Net loss per share
Basic and diluted	$(0.07)	$(0.16)	$(0.28)	$(0.46)
Weighted average number of common shares outstanding
Basic and diluted	15,281,324	14,853,675	15,276,741	14,559,874

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2016	15,272,575	$15,273	$158,171,831	$(90,914,896)	$67,272,208
Stock-based compensation	—	—	493,942	—	493,942
Shares issued for Employee Stock Purchase Plan options	8,749	8	11,964	—	11,972
Net loss	—	—	—	(4,240,317)	(4,240,317)
Balance, September 30, 2017	15,281,324	$15,281	$158,677,737	$(95,155,213)	$63,537,805

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,240,317)	$(6,695,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339,272	354,495
Amortization of intangibles	2,787,236	2,771,912
Amortization of debt issuance costs	54,775	—
Provision for doubtful accounts	618,939	269,057
Stock-based compensation	1,540,817	1,882,572
Changes in operating assets and liabilities:
Accounts receivable	14,179,492	824,928
Prepaid expenses and other current assets	140,431	(690,394)
Security deposits and other assets	533,810	(943,102)
Accounts payable and accrued liabilities	(17,482,818)	(547,751)
Deferred revenue and other current liabilities	(79,913)	191,109
Other long-term liabilities	(33,356)	114,240
Net cash used in operating activities	(1,641,632)	(2,468,835)
Cash flows from investing activities:
Purchase of property and equipment	(40,167)	(451,590)
Purchase of capitalized software development	(207,889)	(272,012)
Net cash used in investing activities	(248,056)	(723,602)
Cash flows from financing activities:
Proceeds from credit facilities	81,939,205	16,500,000
Repayments of credit facilities	(79,991,362)	(17,250,000)
Debt issuance costs	(234,334)	—
Proceeds from the sale of common stock and warrants, net of issuance costs	—	2,889,350
Proceeds from shares issued for Employee Stock Purchase Plan	11,972	27,435
Repayments of capital lease obligations	(48,206)	(90,304)
Net cash provided by financing activities	1,677,275	2,076,481
Net decrease in cash and cash equivalents	(212,413)	(1,115,956)
Cash and cash equivalents at beginning of period	1,328,174	2,989,731
Cash and cash equivalents at end of period	$1,115,761	$1,873,775

Supplemental cash flow information:
Cash paid for interest	$270,094	$175,219

Supplemental non-cash activities:
Draw on Citizens ABL facility	$9,250,000	$—
Repayment of Regions line of credit	$(9,250,000)	$—
Draw on Citizens ABL facility for repayment of capital lease obligation	$212,609	$—
Debt issuance costs financed with Citizens ABL facility	$235,173	$—
Acquisition of equipment under capital leases	$—	$33,106
Shares issued for consulting services	$—	$1,675,000

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

Operations – We provide businesses with one-stop management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their businesses.  Our comprehensive reuse, recycling, and proper disposal management programs are designed to enable regional and national customers to have a single point of contact for managing a variety of waste streams and recyclables.  This business generates substantially all of our revenue.  We also operate environmentally based social media and online data platforms that contain information and instructions necessary to empower consumers and consumer product companies to recycle or properly dispose of household products and materials.  Our directory of local recycling and proper disposal options empowers consumers directly and enables consumer product companies to empower their customers by giving them the guidance necessary for the proper recycling or disposal of a wide range of household products and materials, including the “why, where, and how” of recycling.  Three customers accounted for 52.0% and two customers accounted for 55.6% of revenue for the three months ended September 30, 2017 and 2016, respectively.  Three customers accounted for 57.8% and two customers accounted for 55.5% of revenue for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity – As of September 30, 2017 and December 31, 2016, our working capital balance was $4,482,715 and $3,116,055, respectively.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2017 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2016 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP. As Quest, Earth911, LDI, Youchange, QVC, and QV One each operate as ecology-based green service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

We recognize revenue only when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the fee for the arrangement is fixed or determinable; and
•	collectibility is reasonably assured.

Persuasive Evidence of an Arrangement Exists – We document all terms of an arrangement in a service agreement or quote signed or confirmed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Rendered – We perform all services or deliver all products prior to recognizing revenue. We deem services to be performed when the services have been completed.

The Fee for the Arrangement is Fixed or Determinable – Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the quote, service agreement, or accepted customer purchase order.

Collectibility Is Reasonably Assured – We assess collectibility on a customer by customer basis based on criteria developed by us.

We provide businesses with management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their business. We utilize third-party subcontractors to execute the collection, transport, and recycling or disposal of used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition—Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross.  We record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed payment schedules, we record the net amounts as management fees earned. Through the second quarter of 2017, we had one contract accounted for as management fees with revenue of nil and $88,997 for the three months ended September 30, 2017 and 2016, respectively, and revenue of $78,145 and $239,723 for the nine months ended September 30, 2017 and 2016, respectively.  Our gross billings on this management fee contract were nil and $1,523,282 for the three months ended September 30, 2017 and 2016, respectively, and $2,173,022 and $3,788,592 for the nine months ended September 30, 2017 and 2016, respectively.  This management fee contract ended in the second quarter of 2017 and we no longer have any similar contracts.

We recognize licensing fees ratably over the term of the license. We derive some revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and totaled 3,094,321 and 3,266,799 shares at September 30, 2017 and 2016, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,360,756	1,271,858
Warrants	1,733,565	1,994,941
Total anti-dilutive securities excluded from diluted loss per share	3,094,321	3,266,799

Inventories

We record inventories within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.  As of September 30, 2017 and December 31, 2016, all inventories consisted of waste disposal equipment with cost balances of $11,271 and $12,996, respectively, with no reserve for inventory obsolescence at either date.

Recent Accounting Pronouncements

Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the new ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and a goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. In no circumstances would the loss recognized exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us on January 1, 2020, with early adoption permitted.  We adopted this ASU in the second quarter of 2017 with our interim impairment test as further discussed in Note 4.

Pending Adoption

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures regarding revenue recognition.  This new standard, as amended, will be effective for us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. While we are still evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements, we currently do not expect it to have a material impact on the timing of revenue recognition.  We anticipate adopting the standard on a full retrospective basis.

To assess the impact of the standard, we are using internal resources to lead the implementation efforts.  Our internal resources reviewed the amended guidance, attended training classes and consulted with other accounting professionals to assist with interpretation of the amended guidance. We completed an impact assessment of the guidance changes affecting our company and developed an approach to address each change. We are in the process of reviewing our portfolio of service contracts and documenting key contract terms for areas impacted by the amended guidance.  In addition, we are assessing the effect this guidance may have on the timing of the recognition of costs we incur to obtain and fulfill our contracts.  Changes to processes and internal controls are being identified to meet the standard’s reporting and disclosure requirements. We continue to work through an analysis of the increased disclosures required by the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are still evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements, but given the material amount of our future minimum payments under non-cancellable operating leases, primarily office rent, at September 30, 2017, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

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

3. Property and Equipment, Net, and Other Assets

At September 30, 2017 and December 31, 2016, property and equipment, net, and other assets consisted of the following:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,089,097 and $2,442,549 as of September 30, 2017 and December 31, 2016, respectively	$1,041,745	$1,340,850
Security deposits and other assets	540,261	1,074,071
Property and equipment, net, and other assets	$1,582,006	$2,414,921

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended September 30, 2017 was $110,582, inclusive of $43,462 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statement of operations as it related to assets used in directly servicing customer contracts, and was $339,272 for the nine months ended September 30, 2017, inclusive of $126,761 of depreciation expense reflected within “Cost of revenue.” Depreciation expense for the three months ended September 30, 2016 was $123,283, inclusive of $38,490 of depreciation expense reflected within “Cost of revenue,” and was $354,495 for the nine months ended September 30, 2016, inclusive of $86,754 reflected within “Cost of revenue.”  At September 30, 2017, the carrying value of our capital lease assets was $269,598, net of $230,499 of accumulated depreciation. At December 31, 2016, the carrying value of our capital lease assets was $347,135, net of $152,962 of accumulated depreciation.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

September 30, 2017 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$10,706,000	$2,014,000
Trademarks	7 years	6,242,055	3,746,893	2,495,162
Patents	7 years	230,683	230,683	—
Software	7 years	1,857,396	488,819	1,368,577
Customer lists	5 years	307,153	274,653	32,500
Total finite lived intangible assets		$21,357,287	$15,447,048	$5,910,239

December 31, 2016	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$8,798,000	$3,922,000
Trademarks	7 years	6,242,055	3,078,845	3,163,210
Patents	7 years	230,683	230,683	—
Software	7 years	1,649,507	307,989	1,341,518
Customer lists	5 years	307,153	244,295	62,858
Total finite lived intangible assets		$21,149,398	$12,659,812	$8,489,586

September 30, 2017 (Unaudited) and December 31, 2016	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $935,567 and $928,431 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to finite lived intangible assets was $2,787,236 and $2,771,912 for the nine months ended September 30, 2017 and 2016, respectively.  We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

We performed our annual impairment analysis for goodwill and other intangible assets in the second quarter of 2017 with no impairment recorded.

5.  Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities are as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Accounts payable	$16,220,566	$32,944,202
Accrued taxes	959,743	1,272,832
Employee compensation	405,326	529,945
Other	237,106	558,580
	$17,822,741	$35,305,559

6. Revolving Credit Facility

We entered into a Loan, Security and Guaranty Agreement (the “Citizens Loan Agreement”), dated as of February 24, 2017, with Citizens Bank, National Association as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for an asset-based revolving credit facility (the “ABL Facility”) of up to $20 million, and an equipment loan facility in the maximum principal amount of $2.0 million. The ABL Facility replaced our Revolving Credit Note and Loan Agreement with Regions Bank, which was paid off and terminated effective February 24, 2017.

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the agreement, plus a margin ranging from 1.0% to 1.5% (5.75% as of September 30, 2017), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (3.54% as of September 30, 2017). The maturity date of the revolving credit facility is February 24, 2022.

Loans under the equipment loan facility may be requested at any time until February 24, 2019. Each loan under the equipment loan facility bears interest, at our option, at either the Base Rate, as defined in the agreement, plus 2.00%, or the LIBOR lending rate for the interest period in effect, plus 3.00%. The maturity date of the equipment loan facility is February 24, 2022.

The ABL Facility contains certain specific financial covenants regarding a minimum liquidity requirement and a minimum fixed charge coverage ratio. The minimum fixed charge coverage ratio covenant will not apply until May 15, 2018, when the trailing 12-month period ending March 31, 2018 has been reported. In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, mergers and acquisitions, and other matters customarily restricted in such agreements.

The amount of interest expense related to borrowings for the three months ended September 30, 2017 and 2016 was $100,511 and $57,331, respectively.  The amount of interest expense related to borrowings for the nine months ended September 30, 2017 and 2016 was $297,870 and $161,642, respectively.    Debt issuance cost of $469,507 is being amortized to interest expense over the life of the new revolving credit facility beginning March 1, 2017.  As of September 30, 2017, the unamortized portion of the debt issuance costs was $414,732.  The amount of interest expense related to the amortization of the discount on the revolving credit facility for the nine months ended September 30, 2017 was $54,775.  The ABL Facility liability was $6,730,893, net of unamortized debt issuance cost of $414,732, with approximately $4,151,000 of additional availability as of September 30, 2017.  There were no draws made on the equipment loan facility as of September 30, 2017.

7. Capital Lease Obligations

At September 30, 2017 and December 31, 2016, total capital lease obligations outstanding consisted of the following:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Capital lease obligations, imputed interest at 3.00% to 13.29%, with monthly payments of approximately $6,000, expiring through November 2020, secured by computer and telephone equipment	$54,438	$315,253
Total	54,438	315,253
Less: current maturities	(48,775)	(106,184)
Long-term portion	$5,663	$209,069

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended September 30, 2017 and 2016 was $992 and $3,464, respectively.  The amount of interest expense related to our capital leases for the nine months ended September 30, 2017 and 2016 was $5,090 and $11,117, respectively.

8. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of September 30, 2017 and December 31, 2016, and we have recorded a valuation allowance of $17,400,000 and $15,555,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2017 and December 31, 2016, we had federal income tax net operating loss carryforwards of approximately $19,300,000 and $18,500,000, respectively, which expire at various dates beginning in 2031.

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

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 15,281,324 and 15,272,575 shares were issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

Shares Issued for Employee Stock Purchase Plan Options – On May 23, 2017, we issued 8,749 shares to employees for $11,972 under our 2014 Employee Stock Purchase Plan (“ESPP”) for options that vested and were exercised.

Shares Issued for Consulting Services – On September 28, 2016, we issued 418,750 fully vested restricted shares of our common stock to a third party for consulting services under a one-year contract.  We recorded an expense of $1,046,875 for the nine months ended September 30, 2017 within “Selling, general, and administrative” expenses in our condensed consolidated statement of operations.  The prepaid asset associated with this consulting services contract was fully amortized as of September 30, 2017.

Warrants – During 2016, we issued warrants to purchase 521,060 shares, and no holders have exercised warrants.  At September 30, 2017, we had outstanding exercisable warrants to purchase 1,733,565 shares of common stock.

The following table summarizes the warrants issued and outstanding as of September 30, 2017:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	09/24/2014	09/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,733,565

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 ESPP. We recorded expense of $14,686 and $28,200 related to the ESPP during the nine months ended September 30, 2017 and 2016, respectively.

Stock Options – We recorded stock option expense of $479,256 and $1,623,029 for the nine months ended September 30, 2017 and 2016, respectively.  The following table summarizes the stock option activity for the nine month period ended September 30, 2017:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2016	1,317,402	$2.08 — $26.00	$9.09
Granted	79,500	$2.13 — $2.71	$2.50
Canceled/Forfeited	(36,146)	$6.40 — $23.20	$12.35
Outstanding at September 30, 2017	1,360,756	$2.08 — $26.00	$8.62

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

Three and Nine Months Ended September 30, 2017 and 2016 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$31,930,550	$46,157,414	$115,840,966	$138,771,985
Cost of revenue	27,904,006	42,562,397	103,180,609	128,036,082
Gross profit	4,026,544	3,595,017	12,660,357	10,735,903
Operating expenses:
Selling, general, and administrative	3,977,662	4,923,283	13,539,654	14,215,944
Depreciation and amortization	1,002,687	1,013,225	2,999,747	3,039,653
Total operating expenses	4,980,349	5,936,508	16,539,401	17,255,597
Operating loss	(953,805)	(2,341,491)	(3,879,044)	(6,519,694)
Interest expense	(126,507)	(62,345)	(361,273)	(176,207)
Income tax expense	—	—	—	—
Net loss	$(1,080,312)	$(2,403,836)	$(4,240,317)	$(6,695,901)

Three and Nine Months Ended September 30, 2017 compared to Three and Nine Months Ended September 30, 2016

Revenue

For the quarter ended September 30, 2017, revenue was $31.9 million, a decrease of $14.2 million, or 30.8%, compared with $46.1 million for the quarter ended September 30, 2016.  For the nine months ended September 30, 2017, revenue was $115.8 million, a decrease of $22.9 million, or 16.5%, compared with $138.7 million for the nine months ended September 30, 2016.  The decrease was primarily due to reductions of services with certain customers.  We anticipate that in 2018 revenue will be positively impacted by expansions with current customers and the addition of new customers.

Cost of Revenue/Gross Profit

Cost of revenue decreased $14.7 million to $27.9 million for the quarter ended September 30, 2017 from $42.6 million for the quarter ended September 30, 2016.  Cost of revenue decreased $24.8 million to $103.2 million for the nine months ended September 30, 2017 from $128.0 million for the nine months ended September 30, 2016.  The decrease was primarily due to decreased cost of sub-contracted services and reductions of services with certain customers.

Gross profit increased $432,000 to $4.0 million for the quarter ended September 30, 2017 from $3.6 million for the quarter ended September 30, 2016.  The gross profit margin was 12.6% of third quarter 2017 net sales compared with 7.8% of third quarter 2016 net sales.  Gross profit increased $2.0 million to $12.7 million for the nine months ended September 30, 2017 from $10.7 million for the nine months ended September 30, 2016.  The gross profit margin was 10.9% of net sales for the nine months ended September 30, 2017 compared with 7.7% of net sales for the nine months ended September 30, 2016.  The increase in gross profit dollars and margin percentage for the three and nine months ended September 30, 2017 was primarily due to decreased cost of sub-contracted services and exiting lower margin services with certain customers.

Margins are affected quarter to quarter by the volumes of waste and recycling materials generated by our customers, the frequency of services delivered, service price and commodity index adjustments, cost of contracted services, advertising rates, and the sales mix among advertising, consulting, commodities, and services in any one reporting period.

Operating Expenses

Operating expenses were $5.0 million and $5.9 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $956,000.  For the nine months ended September 30, 2017, operating expenses decreased $716,000 to $16.5 million from $17.3 million for the nine months ended September 30, 2016.

Selling, general, and administrative expenses were $4.0 million and $4.9 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $946,000.  The decrease for the three months ended September 30, 2017 was primarily related to a decrease in stock related compensation of $437,000 and labor related expenses of approximately $443,000.  Selling, general, and administrative expenses were $13.5 million and $14.2 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $676,000.  The decrease for the nine months ended September 30, 2017 was primarily related to a decrease in stock related compensation of $342,000 and labor related expenses of approximately $335,000.

Operating expenses also included depreciation and amortization of $1.0 million for the three months ended September 30, 2017 and 2016.  Depreciation and amortization expenses were $3.0 million for the nine months ended September 30, 2017 and 2016.

Interest Expense

For the three months ended September 30, 2017, interest expense increased $65,000 to $127,000 from $62,000 for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, interest expense increased $185,000 to $361,000 from $176,000 for the nine months ended September 30, 2016 as a result of a higher interest rate, a higher average outstanding balance on our revolving credit facility, and the amortization of $54,775 related to the debt issuance costs for the new Citizens revolving credit facility.  Debt issuance cost of $469,507 is being amortized to interest expense over the life of the new revolving credit facility beginning March 1, 2017 as discussed in Note 6 to our condensed consolidated financial statements.

Net Loss

Net loss for the quarter ended September 30, 2017 was $(1.1) million compared with a net loss of $(2.4) million for the quarter ended September 30, 2016.  Net loss for the nine months ended September 30, 2017 was $(4.2) million compared with a net loss of $(6.7) million for the nine months ended September 30, 2016.  The explanations above detail the majority of the changes related to the decrease in net loss.

Loss per Share

Net loss per basic and diluted share was $(0.07) for the quarter ended September 30, 2017 compared with a net loss per basic and diluted share of $(0.16) for the quarter ended September 30, 2016. The weighted average number of shares of common stock outstanding increased to 15.3 million for the three months ended September 30, 2017 from 14.9 million for the three months ended September 30, 2016.

Net loss per basic and diluted share was $(0.28) for the nine months ended September 30, 2017 compared with a net loss per basic and diluted share of $(0.46) for the nine months ended September 30, 2016.  The weighted average number of shares of common stock outstanding increased to 15.3 million for the nine months ended September 30, 2017 from 14.6 million for the nine months ended September 30, 2016.  The increase in the share count for the three and nine months ended September 30, 2017 was primarily from the issuance of shares for Employee Stock Purchase Plan options exercised during 2017 and 2016 and from the stock offering during the first quarter of 2016.

Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  Other adjustments include severance costs and aggregated $63,489 and $307,860 in the three and nine months ended September 30, 2017, respectively.  In the prior year, other adjustments included certain legal and other professional fees related to our reverse stock split, certain customer credits, and severance costs and aggregated $223,357 and $263,300 in the three and nine months ended September 30, 2016, respectively.

The following table reflects Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,080,312)	$(2,403,836)	$(4,240,317)	$(6,695,901)
Depreciation and amortization	1,046,150	1,051,715	3,126,508	3,126,407
Interest expense	126,507	62,345	361,273	176,207
Stock-based compensation expense	357,097	793,761	1,540,817	1,882,572
Other adjustments	63,489	223,357	307,860	263,300
Income tax expense	—	—	—	—
Adjusted EBITDA	$512,931	$(272,658)	$1,096,141	$(1,247,415)

Liquidity and Capital Resources

As of September 30, 2017, we had $1.1 million in cash and cash equivalents compared with $1.3 million as of December 31, 2016. Working capital was $4.5 million as of September 30, 2017 compared with $3.1 million as of December 31, 2016.

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

We believe our existing cash and cash equivalents of $1.1 million, available borrowing capacity under our credit facility, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the equity capital markets with placements of our securities.

Cash Flows

The following discussion relates to the major components of our cash flows for the nine months ended September 30, 2017 and 2016.

Cash Flows from Operating Activities

Cash used in operating activities was $1.6 million for the nine months ended September 30, 2017 compared with $2.5 million for the nine months ended September 30, 2016. Cash used in operating activities for the nine months ended September 30, 2017 included the net loss of $4.2 million and cash used in the net change in operating assets and liabilities of $2.7 million, offset by non-cash items of $5.3 million.  The cash used in operating activities for the nine months ended September 30, 2016 related to the net loss of $6.7 million and cash used in the net change in operating assets and liabilities of $1.1 million, offset by non-cash items of $5.3 million. The non-cash items reflected depreciation, amortization of intangible assets, amortization of debt issuance costs, provision for doubtful accounts, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts receivable, security deposits and other assets, and accounts payable and accrued liabilities. Our business, including revenue, operating expenses, and operating margins, may vary depending on commodity prices, the blend of services we provide to our customers, the terms of customer contracts, and our business levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $0.2 and $0.7 million, respectively, primarily from purchases of property and equipment and costs related to software development.  The decrease in cash used during the nine months ended September 30, 2017 was primarily due to a decrease in the purchase of property and equipment along with a decline in capitalized software development in 2017 compared with the same period in 2016.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.7 million for the nine months ended September 30, 2017, primarily from net draws on our revolving credit facilities of $1.9 million.  Cash provided by financing activities was $2.1 million for the nine months ended September 30, 2016, primarily from the $2.9 million net proceeds received from the sale of our stock and warrants.  See Note 6 to our condensed consolidated financial statements for a discussion of our asset-based revolving credit facility entered into in February 2017.

Inflation

We do not believe that inflation had a material impact on us during the nine months ended September 30, 2017 and 2016.

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

Collectibility of Accounts Receivable

Our accounts receivable consists primarily of amounts due from customers for the performance of services, and we record the amount net of an allowance for doubtful accounts. To record our accounts receivable at their net realizable value, we assess their collectibility, which requires a considerable amount of judgment. We perform a detailed analysis of the aging of our receivables, the credit worthiness of our customers, our historical bad debts, and other adjustments. If economic, industry, or customer specific business trends worsen, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

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

We performed our goodwill impairment analysis as of June 30, 2017 utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value creating activities we are undertaking.  The primary assumptions in our income approach included estimating cash flows and projections based on management’s expectations.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins could result in the write-off of a portion or all of our goodwill and other intangible assets in future periods.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property and equipment, intangible assets, goodwill, and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards and liabilities, which are included within our condensed consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, we had established a full valuation allowance for all deferred tax assets.

As of September 30, 2017 and December 31, 2016, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments as of September 30, 2017 and December 31, 2016 consisted of cash and cash equivalents, accounts receivable, revolving credit facility, accounts payable, accrued liabilities, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximates their carrying values using Level 3 inputs, based on their short maturities or for long-term debt and long-term portions of capital lease obligations, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our Company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. We base the design of any system of controls in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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

QUEST RESOURCE HOLDING CORPORATION

Date: November 14, 2017	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer