Form 10-K
period 2017-12-31
Quest Resource Holding Corp
filed 2018-04-02
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant (6,177,361 shares) based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $14,949,214. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 16, 2018, there were outstanding 15,302,455 shares of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “ targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,”  “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-K reflect our views as of the date of this Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC.

Specific forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that our recycling services are comprehensive, innovative, and cost effective; our belief that the 2017 improvements in gross profit reflect the execution of our strategy to transition our business to better leverage our value-added services offerings to achieve sustainable improvements to our procurement operations, and to utilize our disciplined approach to customer acquisition and renewal; our belief that a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth; our belief that we are not exposed to significant interest, currency, or credit risks arising from our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, revolving credit facility, and capital lease obligations; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business; our plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider industry-leading collection, processing, and data reporting; our plan to expand the types of waste streams and recyclables covered by our services; our plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry; our plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value; our intention to continue to enhance the comprehensive, one-stop recycling services that we provide for the waste streams and recyclables produced by our business customers; our intention to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals; our intention to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and a national footprint that we believe provides us with competitive advantages in expanding our customer base; our intention to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns; our expectation that the recycling industry will continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills; our expectation that the EPA and state and local governments will continue the present trend of restricting the amount of potentially recyclable material bound for landfills; our belief that governmental restrictions, along with the economic value of recyclables, may create additional opportunities as proper disposal of materials becomes more specialized; our goal to be a leading environmental services company; the key elements of our strategy to achieve our goal; our plans to continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers; our belief that there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information; our plan to increase our sales and marketing efforts; our strategic goal to continue to diversify our customer base; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposable, and recycling service business; our intention to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations; our “asset-light” strategy that utilizes third-party subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses; our belief that this strategy results in a scalable business model; our expectations regarding capital expenditures; our plan to increase our recycling and waste services business; our

ii

expectations regarding our capital requirements and the uses of such capital; our plan to continue to enhance our work force to continue to enhance our business and operating results; our belief that there is significant competition for qualified personnel with the skills and knowledge that we require; our expectation that we will enter into strategic alliances; our plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities; our acquisition strategy; our belief that the compensation we have historically paid to our executive officers and certain of our employees is within the lower quartile of compensation paid by companies similar to us; our intention to issue additional securities pursuant to our equity incentive plan; our plan to retain any future earnings to finance our operations and growth plans; and our belief that our existing cash and cash equivalents, available borrowing under our credit facility, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

iii

PART I

ITEM 1.	BUSINESS

Overview

We are a national provider of reuse, recycling, and disposal services that enable our customers to achieve and satisfy their environmental and sustainability goals and responsibilities.  We provide businesses across multiple industry sectors with single source solutions for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations.   Our customers typically are multi-location businesses for which we create, implement, and manage customer-specific programs for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables.

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box, food chain, and other retailers; automotive repair, maintenance, and tire operations; truck and bus fleet operators; manufacturing plants; multi-family and commercial properties; and construction and demolition projects. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, food waste, meat renderings, cooking oil and grease, plastics, cardboard, metal, glass, paper, construction debris, as well as a large variety of hazardous and non-hazardous solid and liquid wastes.

We also provide information and data that tracks and reports the environmental results of our services and provides actionable data to improve business operations.  The data we generate also enables our customers to achieve and satisfy their environmental and sustainability goals and responsibilities.

Industry Overview

The multi-billion dollar solid waste collection and disposal business drives the overall waste industry. The size of the recycling industry has increased in recent years and is expected to continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills. Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase. There is recognition by U.S. public agencies, consumers, and consumer products manufacturers that many items deposited in landfills have commodity value or usability as material for new products. Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling a cost-attractive alternative.

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
•

Emphasize Monetary Benefits of Recycling. We intend to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals.

•

Expand Our Customer Base. We intend to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and a national footprint that we believe provides us with competitive advantages in expanding our customer base.

•

Expand into New Customer Verticals.  We plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider industry-leading collection, processing, and data reporting.
•

Expand the Types of Materials Covered by Our Services. We plan to expand the types of waste streams and recyclables covered by our services. To date, our revenue has been generated primarily from our solutions for used oil, oil filters, scrap tires, grease and cooking oil, solid waste, expired food products, metals, cardboard, and hazardous materials. We believe that we can provide value to our business customers by servicing a larger portion of disposable and recyclable materials, including construction and debris waste.

•

Pursue Strategic Acquisitions. We plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquiror because of (1) our historical performance of successfully developing and servicing new customers; (2) the experience and reputation of our management team within the industry; (3) our decentralized operating strategy, which generally enables the managers of an acquired company to continue their involvement in company operations; (4) the ability of management and employees of acquired companies to participate in our potential growth and expansion through stock ownership and career advancement opportunities; and (5) the ability to offer liquidity to the owners of acquired companies through the receipt of common stock or cash.

•

Maintain Virtual Facilities and Equipment. We plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable materials for businesses. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and selling recyclable materials at volumes that provide favorable prices; enables us to render our services on a national basis without the need for an extensive workforce, multiple facilities, or numerous vehicles; allows us to negotiate with multiple subcontractors to optimize our pricing; and reduces our capital expenditures and working capital requirements.

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

Services

Recycling and Waste Services

We provide businesses across multiple industry sectors with single source solutions for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations.  Our solutions provide a single point of contact for managing the wide variety of disposables and recyclables produced.  Our services can help our customers lower their operational expenses, maximize the value of their recyclable commodities, and help them foster environmental stability and sustainability.  We can provide disposal and recycling services for virtually all forms of solids and liquids, although our current services primarily relate to used motor oil, oil filters, scrap tires, solid waste, metals, grease, cooking oil, food waste, and expired food products.  We are also capable of providing our recycling services for a variety of other materials, including the following:

•glass, cardboard, and paper;

•	industrial cleaning (separator cleaning and tank cleaning);
•	plastics;
•	construction debris;
•	universal waste (batteries, mercury, lights);
•	regulated waste; and
•	electronic devices.

In addition, we help customers to safely transport, treat, and dispose of a full spectrum of non-recyclable hazardous waste.

Our value proposition to our business customers is simple. We seek to

•	ensure our customers can focus on their core businesses instead of waste disposal and recycling;
•	provide cost effective choices that lower operational expenses and maximize the value of recyclable commodities;
•	help our customers with flexible programs that work toward environmental sustainability by lowering the percentage of the waste streams that must be disposed of in landfills;
•	assist our customers with liability protection and services to assist with environmental compliance;
•	provide our customers with a centralized point of contact with the convenience of 24/7/365 support; and
•	provide cloud-based, centralized data collection, environmental tracking, and reporting.

Many waste materials (such as scrap metal, plastics, used cooking oil, and automotive fluids) have commodity value that can be recovered and converted into new products and resources. Recovering valuable materials is a key factor in zero-waste initiatives and presents a profitable opportunity for businesses. The recovery of valuable materials is a strong motivator to educate businesses and consumers about proper disposal.

We provide our services on a national basis as well as in certain international regions. We currently service approximately 20,000 locations for various customers throughout the United States (including Puerto Rico) and Canada. Our customers generally have multiple locations. We continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers.

Our recycling services often reduce our customers’ overall disposal costs by reducing the level of disposable material delivered to landfills and capturing the commodity value of their waste streams and recyclables.  We are independent of any specific materials hauler or recycling facility operator, which allows us to seek the best services and optimize the cost of services.

We provide certain industries and businesses with specialized services, such as the following:

•

Automotive, Fleet and Industry Services. We provide a selection of services or a turn-key option involving the handling of scrap tires, HDPE plastics, used oil, used oil filters, parts cleaners, paint wastes, industrial fluids, used antifreeze, hazardous waste, and chemicals.

•

Construction Services. We help construction site managers across the United States recycle construction waste, including cardboard, plastics, metal, drywall, and concrete.  In addition, we provide temporary containers, offices, toilets, eye washing stations, and water holding tanks.

•

Solid Waste. We began offering solid waste collection as a way of becoming a one-stop shop for existing and prospective customers. The solid waste business provides incremental revenue streams, rounds out our offerings, and provides opportunities to expand into other specialized services.

Landfill Diversion of Food Waste

According to the EPA and the U.S. Department of Agriculture, more than one quarter of the nation’s food, or about 96 billion pounds of food per year, goes to waste. The EPA has found that discarded food is one of the largest components (depending on classification) of the nation’s solid waste. The issue of how to reduce such waste is critical. We are currently developing targeted programs, based on our Reduce-Reuse-Recycle-Manage platform, to address these issues.

Our food waste program seeks to reduce the amount of produce, bakery, and deli materials and expired dairy products in landfills and to find a better solution. A large portion of the nation’s disposable material consists of organics, produce, bakery and deli items, dairy products, and vegetation trimmings, all of which can be recycled.  Our program offers a variety of options, including the following:

•	Reduction. We can study a customer’s current organic material management situation and determine how best to alter current ordering and display options to reduce landfill use.
•	Animal Feed. Through our network of vendors, we can channel a percentage of organic material into a process in which the product is dehydrated and put back into animal feed.
•

Waste-to-Energy. We can offer a process that involves the creation of energy in the form of electricity through the use of anaerobic digestion. Anaerobic digestion is a series of processes in which microorganisms break down biodegradable material in the absence of oxygen. This process is widely used as a renewable energy source because it produces a methane and carbon dioxide rich bio-gas suitable for energy production helping replace fossil fuels. The nutrient-rich digestate also can be used as fertilizer. We currently employ a network of service providers that utilize this method as a form of organic disposal.

•

Compost/Land Application/Soil Treatment. We can offer composting or land application/soil treatments for organic materials.  In composting or land application/soil treatments, organic materials are placed either in a custom vessel or spread out and allowed to decompose naturally. Composting sites have several options for turning and rotating the product to maximize the nutrient content of the end product and speed the turn-around time. Land application/soil treatment facilities typically do not regularly turn the product or add any components and allow nature to return the nutrients to the host soil on its own timetable. Composting facilities also typically bag or sell the product by the truck/train load to individuals or municipalities, whereas land application/soil treatment facilities leave the product where it is initially placed. We have employed these methods with several customers across the country.

Sustainability Programs

We offer a full spectrum of sustainability programs to help our customers reduce operating costs and maximize eco-efficiencies. Our sustainability programs include strategic planning, writing policies and procedures, LEED certification, life cycle assessment, energy modeling, building commissioning, and carbon emission reduction reporting.

Sales and Marketing

We market our recycling services throughout the United States primarily through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on emphasizing the benefits of our nationwide, one-stop, comprehensive service offerings and the ability to lower our customers’ operational expenses, maximize the value of their recyclable commodities, and foster the benefits of environmental sustainability. We plan to increase our sales and marketing efforts.

We have targeted various industries for marketing our environmental services and sustainability programs. Some of the industries that we target and the nature of the products and services that we market to those industries are as follows:

•	Automotive
o	Retail service providers (car dealerships, tire dealerships, quick lubes, aftermarket automotive parts and accessories retailers, automotive service franchises)
o	Trucking and fleet
o	Car and equipment rental companies
•	Manufacturing
o	Packaging
o	Food and beverages
o	Mining
o	Heavy and industrial
•	Food Services and Retail
o	Grocers
o	Discount
o	Specialty
o	Restaurants
•	Construction and Demolition
o	Commercial
o	Residential
o	Industrial
•	Commercial Property Management
•	Healthcare
•	Higher Education

Customers

We generally enter into multi-year contracts, typically from one to three years, with our customers that are designed to provide us with recurring monthly revenue. These contracts structure our revenue primarily in three ways: a fixed fee, cost-plus, or revenue from the sale of commodities.

Our business depends to a significant extent on revenue from our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Two customers accounted for an aggregate of 44% and 56% of revenue for the years ended December 31, 2017 and 2016, respectively. We believe that our largest customers in fiscal 2018 will differ from those in fiscal 2017 and that the mix of our largest customers will continue to change over time.

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

While we have many competitors for certain aspects of our business, we are unaware of any provider that provides all of our services, recycling data services, environmental certification, and sustainability program offerings. The following chart illustrates the aspects of our offerings relative to certain of our competitors:

Company	Recycling Services	Recycling Data	Environmental Certification	Sustainability Programs
Quest Resource Holding Corporation	x	x	x	x
Waste Management	x		x
Republic Services	x		x
Clean Harbors	x		x
Liberty Tire Recycling	x
Darling International	x

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

Equipment and Installation

We currently pursue an “asset light” strategy that utilizes third-party subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. We do not own any recycling or waste management assets, such as trucks or landfills. As part of our operations, we maintain strong relationships with a multitude of subcontractors to ensure that proper equipment, including recycling containers, container shredders, and bulk oil containers, and installation services are provided to our customers. Our more than 3,500 third-party relationships currently provide us with an estimated 30,000 trained individuals, 24,000 trucks, and 600 recycling facilities. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best cost of service, and reduces our capital expenditures and working capital requirements.

Employees

As of December 31, 2017, we employed a total of 95 persons, of whom three were executive employees, 84 were administrative and customer services employees, and eight were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

We own or have filed applications for numerous federally registered trademarks and logos, including the following:

•	QUEST RESOURCE MANAGEMENT GROUP (and “Circle” design);
•	QUEST RESOURCE HOLDING CORPORATION (and “Q” design)
•	YOUCHANGE;
•	SUSTAINABILITY DELIVERED;
•	GENEX ANTI-FREEZE GROUP (and “X” design);
•	GENEX WINDSHIELD WASHER FLUID (and “X” design);
•	TO CHALLENGE, MANAGE, AND INFORM; and
•	MORE IDEAS, LESS WASTE.

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

On February 20, 2018, we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth 911, Inc., related to the Earth911.com website business in exchange for an aggregate earn-out amount of approximately $350,000 and a 19% interest in Earth Media Partners, LLC.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.

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

Risks Related to Our Business and Industry

We have incurred recurring net losses and could have net losses in the future as we take steps to expand our business, which may negatively impact our ability to achieve our business objectives.

We have incurred recurring net losses, including net losses of $5,820,276 in 2017 and $8,045,586 in 2016. As a result of ongoing operating losses, we had an accumulated deficit of $96,735,172 as of December 31, 2017. We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, expand the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, implement internal systems and infrastructure, and hire additional personnel. As a result, we may continue to incur losses as we expand our business. There is no assurance that we will achieve or maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth under “Risk Factors” or are included elsewhere in this Annual Report on Form 10-K.  If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

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

Our business depends to a certain extent upon our largest customers, and any material reduction in our business with those customers could have an adverse effect on our company.

The success of our business depends to a certain extent on our relationship with our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Two customers accounted for an aggregate of 44% and 56% of revenue for the years ended December 31, 2017 and 2016, respectively.  We believe that our largest customers in fiscal 2018 will differ from those in fiscal 2017 and that the mix of our largest customers will continue to change over time.  Our contractual arrangements with our major customers generally are on a multi-year basis and pertain to the management of only certain forms of materials.  Our failure to maintain our business with our largest customers or any other large customer could have an adverse effect on our business.

Although we have long-term relationships with many of the customers to which we provide recycling services, their ability to cancel, reduce, or delay our service offerings to them could reduce our revenue and increase our costs.

Customers for our recycling services, including our largest customers, do not typically provide us with firm, long-term volume commitments. As a result, our customers are able to cancel, reduce, or delay our services to them at any time. If our service offerings are cancelled, delayed, or reduced, our revenue would decline.

We may lose a substantial portion of our recycling services business if certain materials are classified as “waste.”

Some of the municipalities in which we provide services for certain customers have entered into contractual arrangements with their waste haulage companies that require them to permit those waste haulage companies to remove and dispose of “waste” or “solid waste” within those municipalities. If materials, and in particular organic materials, that we typically obtain and dispose of are considered “waste” or “solid waste,” then our customers may be required to allow the waste haulage companies to remove those materials, and in general either our customers or the municipalities in which they are located must compensate those waste haulage companies based on the metric set forth in the relevant contracts or franchise agreements with those waste haulage companies. If, however, the materials are classified as “raw material,” as “commodities,” or as another designation other than “waste” or “solid waste,” our customers may allow us to obtain the recyclable materials. If it is ultimately found that certain materials constitute “waste” or “solid waste,” a significant portion of our anticipated revenue stream could be lost, which could have a material adverse effect on our business, the growth of our business, financial condition, and results of operations.

To expand our recycling and waste services business, we must attract additional customers and expand the services we offer.

Although we plan to increase our recycling and waste services business, the ability to expand our overall recycling and waste management services and reduce our dependence on our largest customers will require us to attract additional customers and expand the services we offer.

Our success depends on our ability to successfully expand, operate, and manage our operations. Our ability to expand successfully will depend upon a number of factors, including the following:

•	the continued development of our business;
•	the hiring, training, and retention of additional personnel;
•	the ability to enhance our operational, financial, and management systems;
•	the availability of adequate financing;
•	competitive factors;
•	general economic and business conditions;
•	the ability to leverage on the factors expanding the growth of recycling;
•	the ability to expand our customer base, the types of recyclable materials covered by our services, and our network of third-party service providers;
•	the ability to implement new methods for revenue generation; and
•	the ability to expand our relationships with third parties that are also engaged in activities relating to reducing, reusing, and recycling.

We may not be able to enhance our existing recycling, reuse, and proper disposal solutions and develop new solutions in a timely manner.

Our future operating results will depend to a significant extent on our ability to continue to provide efficient and innovative recycling, reuse, and disposal services that compare favorably with alternative services on the basis of cost, performance, and customer preferences. Our success in maintaining existing and attracting new customers and developing new business for these services depends on various factors, including the following:

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

We outsource the collection, processing, recycling, and disposal of waste streams and recyclables to independent third-party subcontractors. We rely on our subcontractors to maintain high levels of service. The loss of our relationships with our subcontractors, or their failure to conduct their services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to service our customers in accordance with required service, quality, and performance requirements. If this were to occur, the resulting decline in profitability could harm our business. Securing new high-quality and cost-effective subcontractors is time-consuming and might result in unforeseen operational problems.

Our subcontractors may maintain their own operations or serve other customers, a number of which may provide them with more business than we do. As a result, our subcontractors could determine to prioritize their capacity for their own operations or for other customers or reduce or eliminate services for us on short notice. If we have any such problems, we may be unable to service our customers in a cost-effective, high-quality, or timely manner, particularly in certain geographical areas, which may adversely affect our business and operating results.  Our subcontractors also may seek to compete with us for customers they serve on our behalf or potential customers that we desire to serve.

We may face potential environmental liabilities that may not be covered by our insurance, and changes in insurance costs and availability may also impact our financial results.

We may incur liabilities for damage to the environment as a result of the operations of our third-party subcontractors. While we do not conduct physical haulage, recycling, or disposal operations, we retain third-party service providers to carry on those activities. These operations may expose us to liability for environmental damages, in some cases even if we did not directly cause the environmental damage. Further, under our agreements with our customers, we are often required to indemnify our customers from any liabilities or claims arising out of our actions and from any release, threatened release, handling, or storage of hazardous and other materials from our customers’ premises as a result of or connected with our performance of services to our customers. If we were to incur substantial liability for environmental damage, our insurance coverage may not cover or may be inadequate to cover such liability. Also, because of the variable condition of the insurance market, we may experience future increases in self-insurance levels, increased retention levels, and increased premiums. This could have a material adverse impact on our financial condition, results of operations, and cash flows.

Fluctuations in prices for recycled commodities that we sell to third parties may adversely affect our revenue, operating income, and cash flows.

We process a variety of recyclable materials, such as metal, tires, motor oil and oil filters, food waste, meat rendering, cooking oil, grease, and cardboard, for sale to third parties, and we may directly or indirectly receive proceeds from the sale of such recyclable materials. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials can be volatile because of changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect the cost of and demand for our services and our future revenue, operating income, and cash flows. For example, a decline in oil prices would have an adverse effect on our revenue.

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

We rely on third-party technology, server, and hardware providers for our operations and for maintaining our data, and a failure of service by these providers could adversely affect our business and reputation.

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

There has been a substantial amount of litigation regarding intellectual property rights. We can provide no assurance that third parties will not claim infringement by us with respect to our current or future services, trademarks, or other proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others in the process. There can be no assurance that any of our intellectual property will be adequately safeguarded or that it will not be challenged by third parties. We may be subject to intellectual property infringement claims that would be costly to defend, could limit our ability to use certain critical technologies, and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages, if we willfully infringe and also could increase the risk of our patent applications not being issued.

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

Environmental advocacy groups and regulatory agencies have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect the operations of enterprises with which we do business. Additionally, certain states may adopt air pollution control regulations that are more stringent than existing and proposed federal regulations. Changing environmental regulations could require us or enterprises with which we do business to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could reduce the ability or willingness of our customers to use our services and adversely affect our results of operations.

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

Our ability to compete successfully in the recycling services market depends on a number of factors, both within and outside our control. These factors include the following:

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

Our customers impose substantial requirements relating to the recycling services we provide them. Our arrangements with our customers generally contain provisions including (a) relatively short contract terms with extensions at the discretion of the customer, (b) requirements that we assume full responsibility for all operational aspects of the services, (c) requirements that we comply with all applicable laws, regulations, and other governmental requirements, (d) requirements that we hold subcontractors to the same standards to which we are subject, (e) prohibitions on price increases without customer consent, (f) designation of service locations, service frequency, and equipment, (g) specifications on procedures for rendering services, (h) notification to customer of any spills, releases, or discharges of materials, (i) requirements that we supply a self-performance audit, (j) requirements that we render monthly or quarterly reports to the customer, (k) requirements that we render monthly invoicing in approved time frames and formats, and (l) requirements that we maintain specified records.

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

Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. We plan to continue to expand our work force to continue to enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to retain our current key personnel or attract the necessary qualified key personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

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

Global economic conditions can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of consumer and commercial spending. These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2017, we had 15,302,455 shares of our common stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2017, we had 3,123,381 shares of common stock issuable upon the exercise of outstanding stock options and warrants under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

The following table sets forth the high and low sale prices of our common stock for each quarter for the fiscal years ended December 31, 2017 and 2016 as reported on Nasdaq, and as adjusted for the reverse stock split discussed above.

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$2.88	$1.98
Second Quarter	$3.00	$2.32
Third Quarter	$2.52	$1.03
Fourth Quarter	$2.91	$1.08
Fiscal Year Ended December 31, 2016
First Quarter	$6.00	$3.36
Second Quarter	$3.84	$1.68
Third Quarter	$2.91	$1.90
Fourth Quarter	$2.48	$1.60

On March 16, 2018, the closing price per share of our common stock as reported on Nasdaq was $2.49 per share. As of March 16, 2018, there were 15,302,455 shares of common stock outstanding and approximately 155 holders of record of our common stock.

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

Our Business

We are a national provider of reuse, recycling, and disposal services that enable our customers to achieve and satisfy their environmental and sustainability goals and responsibilities.  We provide businesses across multiple industry sectors with single source solutions for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations.   Our customers typically are multi-location businesses for which we create, implement, and manage customer-specific programs for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables.

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box, food chain, and other retailers; automotive repair, maintenance, and tire operations; truck and bus fleet operators; manufacturing plants; multi-family and commercial properties; and construction and demolition projects. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, food waste, meat renderings, cooking oil and grease, plastics, cardboard, metal, glass, paper, construction debris, as well as a large variety of hazardous and non-hazardous solid and liquid wastes.

We also provide information and data that tracks and reports the environmental results of our services and provides actionable data to improve business operations.  The data we generate also enables our customers to achieve and satisfy their environmental and sustainability goals and responsibilities.

Years Ended December 31, 2017 and 2016 Operating Results

Our consolidated financial statements include the operating activity of our company and our subsidiaries for the years ended December 31, 2017 and 2016.

The following table summarizes our operating results for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Revenue	$138,346,327	$183,811,398
Cost of revenue	122,633,815	169,401,718
Gross profit	15,712,512	14,409,680
Operating expenses:
Selling, general, and administrative	17,078,033	18,170,371
Depreciation and amortization	3,986,725	4,044,097
Total operating expenses	21,064,758	22,214,468
Operating loss	(5,352,246)	(7,804,788)
Interest expense	(468,030)	(240,798)
Income tax expense	—	—
Net loss	$(5,820,276)	$(8,045,586)

Year Ended December 31, 2017 compared with Year Ended December 31, 2016

Revenue

For the year ended December 31, 2017, revenue was $138.3 million, a decrease of $45.5 million, or 24.7%, compared with revenue of $183.8 million for the year ended December 31, 2016.

Our overall results for 2017 reflected our strategic plan, in which we took actions to transition our business to deliver improvements in operational and financial performance, including improvements to our procurement operations, as well as a disciplined approach to customer acquisition and renewal.

We believe that we made substantial progress with several of our initiatives during 2017, including making sustainable improvements to our procurement operations, as well as adding positive contribution margin from both new and existing customers. While there were additions to our customer portfolio during 2017, we also discontinued services with some customers, including a portion of services with our two largest customers.  Primarily as a result of these changes in our mix of services and reductions of services with certain customers, we experienced a net decrease in revenue for the year ended December 31, 2017 relative to 2016, partially offset by increased services from the continuing and new customer base.  This year-over-year decrease in revenue was more than offset by a net decrease in cost of sales, resulting in increased gross profit dollars and gross margin performance in 2017.

Cost of Revenue/Gross Profit

Cost of revenue decreased $46.8 million, or 27.6%, to $122.6 million for the year ended December 31, 2017 from $169.4 million for the year ended December 31, 2016.  The decrease was primarily due to the changes in our mix of services, decreased cost of certain contracted services, and reductions of services with certain customers, partially offset by increased services from the continuing and new customer base.

With the cost of revenue decline more than offsetting the decrease in revenue, gross profit increased $1.3 million, or 9.0%, to $15.7 million for the year ended December 31, 2017 from $14.4 million for the year ended December 31, 2016.  The gross margin was 11.4% of 2017 revenue compared with 7.8% in 2016.  The increase in gross profit dollars and gross margin percentage for the year ended December 31, 2017 was primarily due to overall lower cost of subcontracted services, our exiting lower margin services with certain customers, and increased higher margin services from both continuing and new customers, partially offset by reductions of services with certain customers.

We believe that the 2017 improvements in gross profit reflect the execution of our strategy to transition our business to better leverage our value-added services offerings to achieve sustainable improvements to our procurement operations, and to utilize our disciplined approach to customer acquisition and renewal.  We believe a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth.  While this approach negatively affected revenue in 2017, it resulted in year-over-year growth in gross profit for 2017 compared with 2016.

Revenue and gross margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency of services delivered, service price and commodity index adjustments, cost of subcontracted services, and the sales mix of services provided in any one reporting period.

Operating Expenses

For the year ended December 31, 2017, operating expenses decreased $1.1 million to $21.1 million from $22.2 million for fiscal 2016. Selling, general, and administrative expenses were $17.1 million and $18.2 million for the years ended December 31, 2017 and 2016, respectively, a decrease of $1.1 million.  The decrease primarily related to decreases in labor and related expenses of $769,000, stock-based compensation for employees, board members, and consultants of $139,000, professional fees of $122,000, and travel expense of $71,000.

Operating expenses also included depreciation and amortization of $4.0 million for the years ended December 31, 2017 and 2016.

Interest Expense

For the year ended December 31, 2017, interest expense increased $227,000 to $468,000 from $241,000 for 2016 as a result of higher interest rates, a higher average outstanding balance on our revolving credit facility, and the amortization of $78,000 related to the debt issuance costs for the new Citizens revolving credit facility.  We are amortizing debt issuance costs of $469,507 to interest expense over the life of the new revolving credit facility beginning March 1, 2017 as discussed in Note 6 to our consolidated financial statements.

Net Loss

Net loss for the year ended December 31, 2017 was $5.8 million compared with a net loss of $8.0 million for the year ended December 31, 2016. The explanations above explain the primary changes related to the decrease in net loss.

Our operating results, including revenue, operating expenses, and operating margins, may vary from period to period depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

Loss per Share

Net loss per basic and diluted share was $(0.38) for the year ended December 31, 2017 compared with a net loss per basic and diluted share of $(0.55) for the year ended December 31, 2016. The weighted average number of shares of common stock outstanding increased from 14.7 million as of December 31, 2016 to 15.3 million as of December 31, 2017.  We have retroactively adjusted all common share and per share amounts to reflect the 1-for-8 reverse stock split effective August 10, 2016 as discussed in Note 2 of our Consolidated Financial Statements. The increase in the 2017 weighted average share count was primarily from the issuance of shares for Employee Stock Purchase Plan options exercised during 2016 and 2017, from the stock offering during the first quarter of 2016 and from the shares issued for third party consulting services in the third quarter of 2016.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  In 2017, other adjustments included severance costs, which aggregated $307,860. In 2016, other adjustments of $304,741 included certain legal and other professional fees related to our reverse stock split, certain customer credits, and severance costs.

The following table reflects the Adjusted EBITDA for the years ended December 31, 2017 and 2016, respectively:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

	As Reported
	Years Ended December 31,
	2017	2016
Net loss	$(5,820,276)	$(8,045,586)
Depreciation and amortization	4,157,261	4,169,374
Interest expense	468,030	240,798
Stock-based compensation expense	1,709,685	1,849,042
Other adjustments	307,860	304,741
Income tax expense	—	—
Adjusted EBITDA	$822,560	$(1,481,631)

Liquidity and Capital Resources

As of December 31, 2017, we had $1.1 million of cash and cash equivalents and working capital of $4.2 million, an increase from the working capital of $3.1 million as of December 31, 2016.

We derive our primary sources of funds for conducting our business activities from sales of services, commodities, and consulting; borrowings under our credit facilities; and the placement of our equity securities with investors. We require working capital primarily to carry accounts receivable, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, withstand adverse economic conditions, fund potential acquisition transactions, and pursue goals and strategies.

We believe our existing cash and cash equivalents of $1.1 million, our borrowing capacity under our $20.0 million credit facility (as of December 31, 2017 was $11.2 million), placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the equity capital markets with placements of our securities.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Net cash used in operating activities was $1.7 million for the year ended December 31, 2017 compared with $4.4 million for the year ended December 31, 2016.

Cash used in operating activities for the year ended December 31, 2017 related primarily to the following:

•	net loss of $5.8 million;
•	cash used in the net change in operating assets and liabilities of $2.4 million, primarily associated with relative changes in accounts receivable, accounts payable and accrued liabilities; and
•	offset by non-cash items of $6.6 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation.

Cash used in operating activities for the year ended December 31, 2016 related primarily to the following:

•	net loss of $8.0 million;
•	cash used in the net change in operating assets and liabilities of $2.8 million, primarily associated with relative changes in accounts receivable, accounts payable and accrued liabilities; and
•	offset by non-cash items of $6.5 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2017 and 2016 was $315,000 and $830,000, respectively, primarily from purchases of property and equipment and costs related to software development.  The decrease in cash used in 2017 was primarily due to a decrease in the purchase of property and equipment along with a decline in capitalized software development in 2017 compared with 2016.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.7 million for the year ended December 31, 2017, primarily from net borrowings of $2.0 million on our revolving credit facility.  Cash provided by financing activities was $3.6 million for the year ended December 31, 2016, primarily from $2.9 million from the sale of stock and warrants and net borrowings under our line of credit of $0.8 million.  See Note 6 to our consolidated financial statements for a discussion of our asset-based revolving credit facility entered into in February 2017.

Inflation

We do not believe that inflation had a material impact on us during the years ended December 31, 2017 or 2016.

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

Long-lived Assets

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets should be evaluated for possible impairment. Instances that may lead to an impairment include the following: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. We elected to perform our goodwill impairment analysis as of the end of the second quarter of 2017 due to the decline in revenues year-over-year in the first half of 2017 although gross margins had increased.  Our test of goodwill impairment included assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. The impairment test for goodwill compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of its goodwill, we recognize an impairment loss equal to the excess, not to exceed the total amount of recorded goodwill.

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

We performed our most recent goodwill impairment analysis as of June 30, 2017 utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value-creating activities we are undertaking.  The primary assumptions in our income approach included estimating cash flows and projections.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins could result in the write-off of a portion or all of our goodwill and other intangible assets in future periods.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization of property, plant and equipment, intangible assets, goodwill, and benefits of net operating loss tax carryforwards. These differences result in deferred tax assets, which include tax loss carryforwards, and liabilities. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2017 and 2016, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2017 and 2016, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The remainder of the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.
(b)	Exhibits

Exhibit No.	Exhibit

1.1	Underwriting Agreement, dated September 19, 2014, by and between Quest Resource Holding Corporation and Maxim Group LLC (1)

1.2	Underwriting Agreement, dated March 24, 2016, by and between Quest Resource Holding Corporation and Roth Capital Partners, LLC, as representative of the underwriters named therein (2)

2.1	Agreement and Plan of Merger, dated as of March 15, 2010, among Bluestar Financial Group, Inc., Bluestar Acquisition Corporation, and Youchange, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of May 21, 2012, among YouChange Holdings Corp, YouChange Merger Subsidiary Corp., and Earth911, Inc., including all amendments thereto (4)

2.7	Securities Purchase Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp., and Quest Resources Group, LLC, Brian Dick, and Jeff Forte (5)

3.1(b)	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (6)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation (7)

4.1	Registration Rights Agreement, dated as of April 18, 2014, by and between Quest Resource Holding Corporation and the Purchasers named therein (8)

4.2	Form of Warrant (9)

10.5(e)†	2012 Incentive Compensation Plan (10)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (11)

10.5(g)†	Form of Incentive Stock Option Agreement (12)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (13)

10.10	Stockholders Voting Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp.; Mitchell A. Saltz and Colton Melby; and Brian Dick and Jeff Forte (14)

10.11	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Brian Dick (15)

10.12	Convertible Secured Promissory Note, dated as of July 16, 2013, issued to Jeff Forte (16)

10.13	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Brian Dick (17)

10.14	Security and Membership Interest Pledge Agreement, dated as of July 16, 2013, by and between Earth911, Inc. and Jeff Forte (18)

10.18	Master Environmental Services Agreement, dated as of February 1, 2013, by and between Quest Resource Management Group, LLC and Wal-Mart Stores, Inc. (19)

10.20†	Severance and Change in Control Agreement, dated as of November 7, 2014, by and between Quest Resource Holding Corporation and Laurie L. Latham (20)

10.21†	2014 Employee Stock Purchase Plan (21)

10.22†	Severance and Change in Control Agreement, dated as of December 16, 2015, by and between Quest Resource Holding Corporation and Timothy A. Semones (22)

10.23†	Severance and Change in Control Agreement, dated as of January 7, 2016, by and between Quest Resource Holding Corporation and S. Ray Hatch (23)

10.24† 10.25

Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (24)

Loan, Security and Guaranty Agreement, dated as of February 24, 2017, by and among Citizens Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, LLC, Quest Resource Holding Corporation, and Earth911, Inc. (25)

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

(5)	Filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(6)	Filed as Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2016.
(7)	Filed as Exhibit 3.2(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

(9)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(10)	Filed as Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 30, 2013.
(11)	Filed as Exhibit 10.5(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(12)	Filed as Exhibit 10.5(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(13)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(14)	Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(15)	Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(16)	Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(17)	Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(18)	Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(19)	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(20)	Filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014.
(21)	Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.
(22)	Filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2015.
(23)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2016.
(24)	Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(25)	Filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: April 2, 2018	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: April 2, 2018	By:	/s/ Laurie L. Latham
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

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	April 2, 2018
S. Ray Hatch

/s/ Laurie L. Latham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
Laurie L. Latham

/s/ Jeffrey D. Forte	Director	April 2, 2018
Jeffrey D. Forte

/s/ Michael F. Golden	Director	April 2, 2018
Michael F. Golden

/s/ Russell J. Knittel	Director	April 2, 2018
Russell J. Knittel

/s/ Ronald L. Miller, Jr.	Director	April 2, 2018
Ronald L. Miller, Jr.

Signature	Title	Date

/s/ Barry M. Monheit	Director	April 2, 2018
Barry M. Monheit

/s/ Mitchell A. Saltz	Director	April 2, 2018
Mitchell A. Saltz

/s/ Sarah R. Tomolonius	Director	April 2, 2018
Sarah R. Tomolonius

/s/ I. Marie Wadecki	Director	April 2, 2018
I. Marie Wadecki

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Quest Resource Holding Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants We have served as the Company’s auditor since 2010. Phoenix, Arizona April 2, 2018

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,055,281	$1,328,174
Accounts receivable, less allowance for doubtful accounts of $699,102 and $333,578 as of December 31, 2017 and 2016, respectively	16,263,276	34,828,495
Prepaid expenses and other current assets	1,508,014	2,671,002
Total current assets	18,826,571	38,827,671

Goodwill	58,337,290	58,337,290
Intangible assets, net	5,031,595	8,489,586
Property and equipment, net, and other assets	1,320,342	2,414,921
Total assets	$83,515,798	$108,069,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,253,818	$35,305,559
Deferred revenue and other current liabilities	328,763	406,057
Total current liabilities	14,582,581	35,711,616

Revolving credit facility, net	6,763,497	4,750,000
Other long-term liabilities	21,990	335,644
Total liabilities	21,368,068	40,797,260

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,302,455 and 15,272,575 shares issued and outstanding as of December 31, 2017 and 2016, respectively	15,302	15,273
Additional paid-in capital	158,867,600	158,171,831
Accumulated deficit	(96,735,172)	(90,914,896)
Total stockholders’ equity	62,147,730	67,272,208
Total liabilities and stockholders’ equity	$83,515,798	$108,069,468

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Revenue	$138,346,327	$183,811,398
Cost of revenue	122,633,815	169,401,718
Gross profit	15,712,512	14,409,680
Operating expenses:
Selling, general, and administrative	17,078,033	18,170,371
Depreciation and amortization	3,986,725	4,044,097
Total operating expenses	21,064,758	22,214,468
Operating loss	(5,352,246)	(7,804,788)
Other expense:
Interest expense	(468,030)	(240,798)
Total other expense, net	(468,030)	(240,798)
Loss before taxes	(5,820,276)	(8,045,586)
Income tax expense	—	—
Net loss	$(5,820,276)	$(8,045,586)

Net loss applicable to common stockholders	$(5,820,276)	$(8,045,586)
Net loss per share
Basic and Diluted	$(0.38)	$(0.55)
Weighted average number of common shares outstanding
Basic and Diluted	15,280,617	14,737,885

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016, GIVEN RETROACTIVE

EFFECT FOR THE 1-FOR-8 REVERSE STOCK SPLIT EFFECTIVE AUGUST 10, 2016

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2015	13,973,597	$13,974	$152,347,372	$(82,869,310)	$69,492,036
Stock-based compensation	—	—	1,220,917	—	1,220,917
Sales of common stock and warrants, net of issuance costs	861,251	861	2,888,489	—	2,889,350
Shares issued for Employee Stock Purchase Plan options	18,977	19	40,472	—	40,491
Shares issued for consulting services	418,750	419	1,674,581	—	1,675,000
Net loss	—	—	—	(8,045,586)	(8,045,586)
Balance, December 31, 2016	15,272,575	15,273	158,171,831	(90,914,896)	67,272,208
Stock-based compensation	—	—	662,810	—	662,810
Shares issued for Employee Stock Purchase Plan options	29,880	29	32,959	—	32,988
Net loss	—	—	—	(5,820,276)	(5,820,276)
Balance, December 31, 2017	15,302,455	$15,302	$158,867,600	$(96,735,172)	$62,147,730

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,820,276)	$(8,045,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	444,498	469,808
Amortization of intangibles	3,712,763	3,699,566
Amortization of debt issuance costs	78,251	—
Provision for doubtful accounts	652,273	458,919
Stock-based compensation	1,709,685	1,849,042
Changes in operating assets and liabilities:
Accounts receivable	17,912,946	(1,988,617)
Prepaid expenses and other current assets	116,113	(677,219)
Security deposits and other assets	710,596	(773,675)
Accounts payable and accrued liabilities	(21,051,741)	458,200
Deferred revenue and other current liabilities	(75,216)	89,469
Other long-term liabilities	(42,143)	69,178
Net cash used in operating activities	(1,652,251)	(4,390,915)
Cash flows from investing activities:
Purchase of property and equipment	(60,514)	(469,315)
Purchase of capitalized software development	(254,772)	(361,144)
Net cash used in investing activities	(315,286)	(830,459)
Cash flows from financing activities:
Proceeds from credit facilities	108,571,721	23,500,000
Repayments of credit facilities	(106,614,751)	(22,750,000)
Proceeds from the sale of common stock and warrants, net of issuance costs	—	2,889,350
Proceeds from shares issued for Employee Stock Purchase Plan	32,988	40,491
Debt issuance costs	(234,334)	—
Repayments of capital lease obligations	(60,980)	(120,024)
Net cash provided by financing activities	1,694,644	3,559,817
Net decrease in cash and cash equivalents	(272,893)	(1,661,557)
Cash and cash equivalents at beginning of period	1,328,174	2,989,731
Cash and cash equivalents at end of period	$1,055,281	$1,328,174

The accompanying notes are an integral part of these consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company, Description of Business, and Liquidity

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Earth911, Inc. (“Earth911”), Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), and Quest Vertigent One, LLC (“QV One”) (collectively, “we,” “us,” or “our company”).  As of February 20, 2018, Earth911, Inc. was renamed Quest Sustainability Services, Inc. as further discussed in Note 14.

Operations

We are a national provider of reuse, recycling, and disposal services that enable our customers to achieve and satisfy their environmental and sustainability goals and responsibilities.  We provide businesses across multiple industry sectors with single source solutions for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations.   Our customers typically are multi-location businesses for which we create, implement, and manage customer-specific programs for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables. We also provide information and data that tracks and reports the environmental results of our services and provides actionable data to improve business operations.  Two customers accounted for an aggregate of  44% and 56% of revenue for the years ended December 31, 2017 and 2016, respectively.  Our principal offices are located in The Colony, Texas.

Liquidity

As of December 31, 2017 and 2016, our working capital balance was $4,243,990 and $3,116,055, respectively.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2017 and 2016.

As Quest, Earth911, LDI, Youchange, QVC, and QV One each operate as environmental based service companies, we did not deem segment reporting necessary.

On August 10, 2016, we filed amended and restated articles of incorporation with the Secretary of State of the state of Nevada to effect a 1-for-8 reverse stock split of our common stock.  The reverse split became effective as of 5:00 p.m. Eastern Time on Wednesday, August 10, 2016, or the Effective Time.  At the Effective Time, each lot of eight shares of common stock issued and outstanding immediately prior to the Effective Time were, automatically and without any further action on the part of our stockholders, converted into and became one share of common stock, and each certificate that, immediately prior to the Effective Time represented pre-reverse split shares, was deemed cancelled and, for all corporate purposes, was deemed to evidence ownership of post-reverse split shares.  In lieu of issuing any fractional shares, we rounded up to the nearest whole share in the event that a stockholder was entitled to receive less than one share of common stock.  As required by GAAP, we retroactively adjusted all share and per share amounts in our consolidated financial statements and notes thereto to reflect the 1-for-8 reverse stock split.

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

•collectibility is reasonably assured.

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

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations. We utilize third-party subcontractors to execute the collection and recycling or disposal of waste materials, including used motor oil, oil filters, scrap tires, cooking oil, and expired food products. We evaluate the criteria outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, Revenue Recognition - Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as management fees. Generally, when we are primarily obligated in a transaction, have latitude in establishing prices and selecting suppliers, have credit risk, or have several but not all of these indicators, we record revenue gross.  We record amounts collected from customers for sales tax on a net basis. In situations in which we are not primarily obligated, or we do not have credit risk, we record the net amounts as management fees earned.  We had one contract accounted for as management fees with revenue of $78,145 and $307,571 for the years ended December 31, 2017 and 2016, respectively.  Our gross billings on this management fee contract were $2,173,022 and $5,042,696 for the years ended December 31, 2017 and 2016, respectively.  This management fee contract ended in the second quarter of 2017 and we no longer have any similar contracts.

We derive a limited amount of revenue from advertising contracts, which we recognize ratably over the term that the advertisement appears on our website.

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and our prior history of uncollectible accounts receivable. We extend credit based on an evaluation of each customer’s financial condition, and our receivables are generally unsecured. Accounts receivable are stated net of an allowance for doubtful accounts in the consolidated balance sheets. We consider accounts past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, our previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period we receive the payment.

As of December 31, 2017 and 2016, we had established an allowance of $699,102 and $333,578, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2017 and 2016 were as follows:

	Years ended December 31,
	2017	2016
Beginning balance	$333,578	$586,941
Bad debt expense, net of recoveries	652,273	458,919
Uncollectible accounts written off	(286,749)	(712,282)
Ending balance	$699,102	$333,578

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

•	We measure the expected volatility using the historical changes in the market price of our common stock and applicable comparison companies;
•	We use the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards to approximate the risk-free interest rate; and
•	We recognize the effects of forfeitures in compensation cost when they occur.

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

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We did not recognize any impairment charges for long-lived assets during 2017 and 2016.

Goodwill

We record as goodwill the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree, and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. We performed our most recent goodwill impairment analysis in the second quarter of 2017, utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value-creating activities we are undertaking.  The primary assumptions in our income approach included estimating cash flows and projections.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins could result in the write-off of a portion or all of our goodwill and other intangible assets in future periods.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and totaled 3,123,381 and 3,256,093 common shares at December 31, 2017 and 2016, respectively.

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation insured level per institution. The bank cash balances on deposit may periodically exceed federally insured limits, including $872,053 at December 31, 2017; however, we have never experienced any losses related to these balances.

We sell our services and products primarily to customers without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses.  From year to year, the customers that exceed 10% of our annual revenue, if any, may change. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances for the years ended December 31, 2017 and 2016:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2017	2	44%	21%
2016	2	56%	48%

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2017 and 2016, advertising expense totaled $25,892 and $32,720, respectively.

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

Recently Issued Accounting Pronouncements

Adopted

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Previously, Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the new ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and a goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. In no circumstances would the loss recognized exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us on January 1, 2020, with early adoption permitted.  We adopted this ASU in the second quarter of 2017 with our interim impairment test as further discussed in Note 4.

Pending Adoption

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard replaces existing revenue recognition guidance, which in many cases was tailored for specific industries, with a uniform accounting standard applicable to all industries and transactions. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  The standard also requires enhanced disclosures regarding revenue recognition.  The new standard is effective for us on January 1, 2018.  We will adopt the standard on a full retrospective basis for each period presented, and we do not expect a significant impact on the timing of revenue recognition upon the adoption of the standard.  However, additional disclosures regarding disaggregated revenue, contract assets and liabilities and performance obligations are expected, and judgment will be used in applying the expanded disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are still evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.  However, given the material amount of our future minimum payments under non-cancellable operating leases, primarily office rent, at December 31, 2017 discussed in Note 10, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

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

3. Property and Equipment, net, and Other Assets

At December 31, 2017 and 2016, Property and equipment, net, and other assets consisted of the following:

	As of December 31,
	2017	2016
Vehicles	$544,984	$544,984
Computer equipment	700,893	990,790
Office furniture and fixtures	541,464	634,547
Machinery and equipment	804,722	971,806
Leasehold improvements	558,035	641,272
Property and equipment, gross	3,150,098	3,783,399
Accumulated depreciation	(2,193,231)	(2,442,549)
Property and equipment, net	956,867	1,340,850
Security deposits and other assets	363,475	1,074,071
Property and equipment, net, and other assets	$1,320,342	$2,414,921

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment.  Depreciation expense for the year ended December 31, 2017 was $444,498, inclusive of $170,536 of depreciation expense reflected within Cost of Revenue in our consolidated statement of operations as it related to assets used directly in servicing customer contracts.  Depreciation expense for the year ended December 31, 2016 was $469,808, with $125,277 depreciation expense recorded in Cost of Revenue. At December 31, 2017, our capital lease assets were $243,778, net of $256,319 of accumulated depreciation.  At December 31, 2016, our capital lease assets were $347,135, net of $152,962 of accumulated depreciation.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2017	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$11,342,000	$1,378,000
Trademarks	7 years	6,242,055	3,969,576	2,272,479
Patents	7 years	230,683	230,683	—
Software	7 years	1,904,279	548,163	1,356,116
Customer lists	5 years	307,153	282,153	25,000
Total finite lived intangible assets		$21,404,170	$16,372,575	$5,031,595

December 31, 2016	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$8,798,000	$3,922,000
Trademarks	7 years	6,242,055	3,078,845	3,163,210
Patents	7 years	230,683	230,683	—
Software	7 years	1,649,507	307,989	1,341,518
Customer lists	5 years	307,153	244,295	62,858
Total finite lived intangible assets		$21,149,398	$12,659,812	$8,489,586

December 31, 2017 and 2016	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,337,290

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $3,712,763 and $3,699,566 for the years ended December 31, 2017 and 2016, respectively.  We expect amortization expense to be approximately $2.6 million for the year ending December 31, 2018, approximately $1.1 million for the year ending December 31, 2019, approximately $750,000 for the year ending December 31, 2020, approximately $260,000 for the year ending December 31, 2021, approximately $175,000 for the year ending December 31, 2022, and approximately $130,000 thereafter. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes. As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, we performed our goodwill impairment analysis in the second quarter of 2017 and in the third quarter of 2016 with no impairment recorded in either period.

5. Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities are as follows:

	As of December 31,
	2017	2016
Accounts payable	$12,739,117	$32,944,202
Accrued taxes	807,037	1,272,832
Employee compensation	434,358	529,945
Other	273,306	558,580
	$14,253,818	$35,305,559

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

6. Revolving Credit Facility

We entered into a Loan, Security and Guaranty Agreement (the “Citizens Loan Agreement”), dated as of February 24, 2017, with Citizens Bank, National Association as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for an asset-based revolving credit facility (the “ABL Facility”) of up to $20 million and an equipment loan facility in the maximum principal amount of $2.0 million.  Available borrowings on the ABL facility are based on formula-determined amounts of eligible trade receivables, as defined in the Citizens Loan Agreement, and are recalculated on a monthly basis.  The ABL Facility replaced our Revolving Credit Note and Loan Agreement with Regions Bank, which was paid off and terminated effective February 24, 2017.

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the agreement, plus a margin ranging from 1.0% to 1.5% (6.0% as of December 31, 2017), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (4.12% as of December 31, 2017). The maturity date of the revolving credit facility is February 24, 2022.

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

The amount of interest expense related to credit facility borrowings for the years ended December 31, 2017 and 2016 was $378,826 and $221,424, respectively. Debt issuance cost of $469,507 is being amortized to interest expense over the life of the new revolving credit facility beginning March 1, 2017.  As of December 31, 2017, the unamortized portion of the debt issuance costs was $391,256.  The amount of interest expense related to the amortization of the discount on the revolving credit facility for the year ended December 31, 2017 was $78,251.  As of December 31, 2017, the ABL Facility borrowing base availability was $11,189,000 and the outstanding liability was $6,763,497, net of unamortized debt issuance cost of $391,256.  There were no draws made on the equipment loan facility as of December 31, 2017.

As of December 31, 2017 we were in compliance with the financial covenants included in the agreement.

7. Capital Lease Obligations

Our capital lease obligations are included within Deferred revenue and other current liabilities and Other long-term liabilities in our consolidated balance sheets.

At December 31, 2017 and 2016, total capital lease obligations outstanding consisted of the following:

	As of December 31,
	2017	2016
Capital lease obligations, imputed interest of 4.88% to 13.29%, with current monthly payments of approximately $6,000, expiring through September 2019, secured by computer, telephone and office equipment	$41,664	$315,253
Total	41,664	315,253
Less: current maturities	(39,067)	(106,184)
Long-term portion	$2,597	$209,069

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The amount of interest expense related to our capital leases for the years ended December 31, 2017 and 2016 was $5,897 and $14,414, respectively. The following table summarizes future maturities of our capital lease obligations, as of December 31, 2017:

Year Ending December 31,	Amount
2018	$40,459
2019	2,701
Total minimum lease payments	43,160
Less: amount representing interest	(1,496)
Present value of net minimum lease payments	41,664
Less: current maturities	(39,067)
Non-current maturities	$2,597

8. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2017 and 2016, and we have recorded a valuation allowance of $12,150,000 and $15,555,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The Tax Cuts and Jobs Act (the “2017 Act”) was signed into law on December 22, 2017 and is generally effective for tax years beginning January 1, 2018. The most significant impact to us of the 2017 Act was a decrease in the federal corporate income tax rate from 35% to 21%.  As a result of the decrease in the corporate income tax rate, we are required to recognize the effect of the corporate income tax rate change on our deferred tax assets and liabilities in the year ending December 31, 2017, the period in which the legislation was enacted.

The components of net deferred taxes are as follows:

	As of December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss	$5,115,000	$7,199,000
Depreciation and amortization	4,435,000	5,204,000
Stock-based compensation	2,627,000	3,683,000
Capitalized software costs	(244,000)	(753,000)
Accrued interest expense	52,000	14,000
Allowance for doubtful accounts	138,000	130,000
Deferred lease liability	27,000	78,000
Total deferred tax assets, net	12,150,000	15,555,000
Less: valuation allowance	(12,150,000)	(15,555,000)
Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax (benefit) reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2017	2016
U.S. federal statutory rate applied to pretax income	$(2,037,097)	$(2,735,499)
Permanent differences	13,342	17,155
State taxes and other	(155,245)	(523,656)
Impact of 2017 Tax Act	5,584,000	—
Change in valuation allowance	(3,405,000)	3,242,000
	$—	$—

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

As of December 31, 2017 and 2016, we had federal income tax net operating loss carryforwards of approximately $19,700,000 and $18,500,000, respectively, which expire at various dates beginning in 2031. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss. Such limitation of the net operating losses may have occurred, which we have not fully analyzed at this time as we have fully reserved the deferred tax asset.

As of December 31, 2017 and 2016, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2018. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2014 to 2017. Tax audits by their very nature are often complex and can require several years to complete.

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

10. Commitments and Contingencies

Operating Leases

We lease corporate office space in The Colony, Texas under an 84-month, non-cancelable operating lease. The lease expires in October 2022. Lease expense totaled $610,797 and $614,951 for the years ended December 31, 2017 and 2016, respectively.

The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating lease agreements as of December 31, 2017:

Year Ending December 31,	Amount
2018	$606,780
2019	631,260
2020	664,200
2021	664,200
2022	498,150
Total	$3,064,590

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2017 and 2016.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees.  Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the plan.  For the years ended December 31, 2017 and 2016, our plan contribution expense was $112,277 and $123,336, respectively.

11. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding as of December 31, 2017 and 2016.  Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 15,302,455 and 15,272,575 shares were issued and outstanding as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, we issued an aggregate 29,880 shares of common stock for $32,988, all to employees under our 2014 Employee Stock Purchase Plan (“ESPP”), as further discussed below.

Shares Issued for Employee Stock Purchase Plan Options

•	On May 23, 2017, we issued 8,749 shares to employees for $11,972 under our ESPP for options that vested and were exercised.
•	On November 14, 2017, we issued 21,131 shares to employees for $21,016 under our ESPP for options that vested and were exercised.

During the year ended December 31, 2016, we issued shares of common stock as follows:

	Common Stock
	Shares	Amount
Sale of common stock and warrants, net of issuance costs of $452,300	861,251	$2,889,350
Shares issued for Employee Stock Purchase Plan options	18,977	40,491
Shares issued for consulting services	418,750	1,675,000
	1,298,978	$4,604,841

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

Shares issued for Employee Stock Purchase Plan Options

•	On May 16, 2016, we issued 9,724 shares to employees for $27,435 under our ESPP for options that vested and were exercised.
•	On November 14, 2016, we issued 9,253 shares to employees for $13,056 under our 2014 ESPP for options that vested and were exercised.

Shares Issued for Consulting Services

•

On September 28, 2016, we issued 418,750 fully vested restricted shares of our common stock to a third party for consulting services under a one-year contract.  We recorded expense of $628,125 in 2016 within Selling, general, and administrative expenses in our consolidated statement of operations.  The balance recorded within Prepaid expenses and other current assets in our consolidated balance sheets at December 31, 2016 was $1,046,875, which we expensed ratably through August 2017.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Warrants

During the year ended December 31, 2017, we did not issue any warrants, no holders exercised warrants, and warrants to purchase 205,126 shares of common stock expired.  During the year ended December 31, 2016, as noted above, we issued warrants to purchase 521,060 shares of common stock, no holders exercised warrants and warrants expired to purchase 56,250 shares of common stock. At December 31, 2017, we had outstanding exercisable warrants to purchase 1,733,565 shares of common stock.

The following table summarizes the warrants issued and outstanding as of December 31, 2017:

Warrants Issued and Outstanding as of December 31, 2017
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	9/24/2014	9/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	3/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,733,565

Incentive Compensation Plan

In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The purpose of the plan is to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with our performance. The plan is administered by the compensation committee of our board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the plan is 1,837,500. Stock compensation expense prior to October 2012 related to options granted prior to the Earth911 Merger that was superseded by the 2012 Plan at the time of the Earth911 Merger. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved the ESPP. We recorded expense of $25,930 and $37,844 related to the ESPP during the years ended December 31, 2017 and 2016, respectively.

Stock Options

The following table summarizes the stock option activity from January 1, 2016 through December 31, 2017:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2016	742,997	$6.24 — $30.00	$16.32
Granted	767,625	$2.08 — $6.40	$3.84
Canceled/Forfeited	(193,220)	$6.24 — $30.00	$12.86
Outstanding at December 31, 2016	1,317,402	$2.08 — $26.00	$9.09
Granted	117,500	$1.17 — $2.71	$2.07
Canceled/Forfeited	(45,086)	$4.80 — $23.20	$12.37
Outstanding at December 31, 2017	1,389,816	$1.17 — $26.00	$8.39

The weighted-average grant-date fair value of options granted was $1.49 and $2.81 for the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, the intrinsic value of options outstanding was approximately $59,000 and nil, respectively, and the intrinsic value of options exercisable was approximately $47,000 and nil, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The following additional information applies to options outstanding at December 31, 2017:

Range of Exercise Prices	Outstanding at December 31, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2017	Weighted- Average Exercise Price
$1.17 - $26.00	1,389,816	7.3	$8.39	766,858	$12.24

The following additional information applies to options outstanding at December 31, 2016:

Range of Exercise Prices	Outstanding at December 31, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2016	Weighted- Average Exercise Price
$2.08 - $26.00	1,317,402	7.9	$9.09	603,956	$15.00

Stock-based compensation expense for stock-based incentive awards was $662,810 and $1,220,917 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately $1.4 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3 years.

Stock-Based Compensation - We account for all stock-based payment awards made to employees and directors, including stock options and employee stock purchases, based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and the value of the portion of the award is recognized as expense over the requisite service period.  We recognize the effects of forfeitures in compensation cost when they occur.

We use the Black-Scholes-Merton option-pricing model as our method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes-Merton model is affected by our stock price as well as other assumptions. These assumptions include the expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors.

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2017 and 2016 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2017	2016
Expected volatility	91%	100%
Risk-free interest rate	1.81%	1.38%
Expected dividends	0.00%	0.00%
Expected term in years	4.8	6.1

12. Net Loss per Share

We compute basic loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted loss per share calculation because their effect in both 2017 and 2016 would be anti-dilutive. These potentially dilutive securities include options and warrants and totaled 3,123,381 and 3,256,093 shares at December 31, 2017 and 2016, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	Years ended December 31,
	2017	2016
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,389,816	1,317,402
Warrants	1,733,565	1,938,691
Total anti-dilutive securities excluded from diluted loss per share	3,123,381	3,256,093

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

13. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$346,658	$218,309
Cash paid for income taxes	$—	$—

Supplemental non-cash activities:
Draw on Citizens ABL facility	$9,250,000	$—
Repayment of Regions line of credit	$(9,250,000)	$—
Draw on Citizens ABL facility for repayment of capital lease obligation	$212,609	$—
Debt issuance costs financed with Citizens ABL facility	$235,173	$—
Common stock issued for consulting services	$—	$1,675,000
Acquisition of equipment under capital leases	$—	$33,107

 14.  Subsequent Event

On February 20, 2018 (“Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth 911, Inc., in exchange for an aggregate earn-out amount of approximately $350,000 and a 19% interest in Earth Media Partners, LLC.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues and accounts receivable as of the Closing Date.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc. The net assets sold were immaterial to our balance sheet as of December 31, 2017 and therefore are not shown separately as Assets Held for Sale.