Form 10-K/A
period 2017-12-31
Quest Resource Holding Corp
filed 2018-04-30
CIK 1442236

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or Amendment No. 1, to amend our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission, or the SEC, on April 2, 2018, or the Original Form 10-K.  The purpose of this Amendment No. 1 is to present the information that was previously omitted from Part III of the Original Form 10-K because we no longer intend to file a definitive proxy statement for our annual meeting of stockholders within 120 days after the end of our fiscal year ended December 31, 2017.

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15(b) of Part IV has been amended and restated in its entirety to include the currently dated certifications as exhibits.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding our directors as of April 20, 2018:

Name	Age	Position
Mitchell A. Saltz	65	Chairman of the Board
S. Ray Hatch	58	President, Chief Executive Officer, and Director
Jeffrey D. Forte	52	Director
Michael F. Golden	63	Director (2)(3)
Russell J. Knittel	67	Director (1)(2)(3)
Ronald L. Miller, Jr.	54	Director (1)
Barry M. Monheit	71	Director (3)
Sarah R. Tomolonius	38	Director
I. Marie Wadecki	68	Director (1)(2)

(1)	Member of the Audit Committee.
(2)	Member of the Nominations and Corporate Governance Committee.
(3)	Member of the Compensation Committee.

Mitchell A. Saltz has served as Chairman of the Board of our company since October 2012. Mr. Saltz served as Chairman of the Board and co-founder of one of our predecessors, Earth911, Inc., or Earth911, from its inception until October 2012. Mr. Saltz has been since December 2015 Chairman of the Board of Modern Round Entertainment Corporation, a company formed to create and roll out nationally an entertainment concept centered around a virtual interactive shooting experience utilizing laser technology-based replica firearms and extensive food and beverage offerings, and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Saltz has served as a director of American Outdoor Brands Corporation (formerly Smith & Wesson Holding Corporation), a leading provider of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast, whose stock is listed on the Nasdaq Global Select Market, since October 1998 and previously served as its Chairman of the Board and Chief Executive Officer from February 1998 through December 2003. Mr. Saltz has served as the Chairman and Managing Partner of Southwest Capital Partners, LLC, an investment banking firm, since 2009. Mr. Saltz founded Saf-T-Hammer in 1987, which developed and marketed firearm safety and security products designed to prevent the unauthorized access to firearms, which acquired Smith & Wesson Corp. from Tomkins, PLC in May 2001 and changed its name to American Outdoor Brands Corporation. We believe Mr. Saltz’s history as a founder of one of our predecessors and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Jeffrey D. Forte has served as a director of our company since July 2013. Mr. Forte is a co-founder of our subsidiary, Quest Resource Management Group, LLC, or QRMG, and served as its President from March 2007 until July 2013. Mr. Forte served as Vice President of National Accounts for Atlantic Industrial Services, Inc., an industrial waste management and environmental contracting services company, from April 2003 to March 2007. From October 2000 to April 2003, Mr. Forte served as Vice President of National Accounts for Probex Oil Recovery Services, Inc., an energy technology company providing proprietary oil recovery services. Mr. Forte served as National Account Manager for Pennzoil-Quaker State Company from April 1998 to October 2000, as National Account Manager for Quaker State Oil Refining Corporation/Specialty Environmental Services, Inc. from August 1994 to April 1998, and as Regional Account Manager and Director of New Business Development for Specialty Environmental Services, Inc. from September 1991 to August 1994. We believe Mr. Forte’s service as the former President and co-founder of QRMG, his intimate knowledge and experience with all aspects of the operations, opportunities, and challenges of our company, and his extensive experience in the environmental services industry provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Sarah R. Tomolonius has served as a director of our company since September 2016. Ms. Tomolonius has served as Vice President, Marketing and Investor Relations for Arlon Group, a food and agriculture investment firm, since December 2012, and served as Senior Professional, Management Reporting & Analytics from December 2010 to December 2012.  From October 2008 to December 2010, Ms. Tomolonius served as Associate, Investor Relations for Citi Private Equity, a private equity group that was acquired by StepStone Group in October 2010.  From October 2005 to September 2007, Ms. Tomolonius served as Research Analyst, Corporate & Public Affairs Group of Edelman, a global public relations firm.  Ms. Tomolonius served as Program Assistant, Water & Coastal Program of Natural Resources Defense Council, a non-profit international environmental advocacy group, from October 2002 to September 2005.  Ms. Tomolonius is the co-founder of the Sustainability Investment Leadership Conference.  Ms. Tomolonius also serves as Chair of the Sustainability Committee for the New York Hedge Fund Roundtable.  Ms. Tomolonius currently serves as President of the Board of HeARTs Speak.  We believe that Ms. Tomolonius’s experience in the environmental and financial industries and her focus on sustainability provide the requisite qualifications, skills, perspectives, and experiences that make her well qualified to serve on our Board of Directors.

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

On July 16, 2013, in connection with our acquisition of Quest, we entered into a stockholders voting agreement with Messrs. Saltz and Colton R. Melby, or the Class P Stockholders, and Messrs. Forte and Brian S. Dick, or the Class D Stockholders, pursuant to which the Class P Stockholders and the Class D Stockholders agreed to vote all shares of our common stock owned by them or acquired by them in the future for a board consisting of six Class P Directors as designated by the Class P Stockholders or, in the absence of such designation, a majority of the Class P Directors, and three Class D Directors as designated by the Class D Stockholders, or in the absence of such designation, a majority of the Class D Directors. Mr. Hatch and Ms. Tomolonius were unanimously approved by all the current directors.  The current Class P Directors are Messrs. Saltz, Golden, Knittel, Miller, and Monheit and Ms. Wadecki. The current Class D Director is Mr. Forte. The stockholders voting agreement will continue until the earlier of (i) five years from the date of the agreement, (ii) such time as either the Class P Stockholders or the Class D Stockholders own less than 10% of our outstanding common stock, or (iii) the mutual agreement of the parties. With the resignations of Brian Dick and Jeff Cheney as directors, Mr. Forte is the sole Class D director.  Messrs. Dick and Forte voting together have the right to designate two additional Class D Directors, which would require increasing the size of the board to ten members.  On March 15, 2016, Mr. Melby transferred to Mr. Saltz all of his rights to designate Class P Directors pursuant to the stockholders voting agreement.

Management

The following table sets forth certain information regarding our executive officers as of April 20, 2018:

Name	Age	Position
S. Ray Hatch	58	President and Chief Executive Officer
Laurie L. Latham	61	Senior Vice President and Chief Financial Officer
David P. Sweitzer	55	Executive Vice President and Chief Operating Officer

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

Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2017, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year ended December 31, 2017 except that the Form 4 filed by Mr. Sweitzer on April 26, 2018 was late.

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring.  Messrs. Hatch, Miller, and Saltz are Class III directors whose terms will expire at the 2018 Annual Meeting of Stockholders.  Messrs. Golden, Knittel, and Monheit are Class I directors whose terms will expire in 2019.  Mr. Forte, Ms. Tomolonius, and Ms. Wadecki are Class II directors whose terms will expire in 2020.

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

Following a rotation of committee members, the Compensation Committee currently consists of Messrs. Golden, Knittel, and Monheit. Mr. Golden chairs the Compensation Committee.  Messrs. Miller, Knittel, and Saltz served on the Compensation Committee for all of fiscal 2017.

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

Following a rotation of committee members, the Nominations and Corporate Governance Committee currently consists of Messrs. Golden and Knittel and Ms. Wadecki. Ms. Wadecki chairs the Nominations and Corporate Governance Committee.  Mr. Miller served on the Nominations and Corporate Governance Committee for a portion of fiscal 2017.

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

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2017, Messrs. Knittel, Miller, and Saltz served on our Compensation Committee. Messrs. Knittel, Miller, and Saltz had no material contractual or other relationships with us during such period except as directors and equity holders.

Board and Committee Meetings

Our Board of Directors held a total of four meetings during the fiscal year ended December 31, 2017. During the fiscal year ended December 31, 2017, the Audit Committee held eight meetings; the Compensation Committee held four meetings; and the Nominations and Corporate Governance Committee held three meetings. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders. All but one of our directors attended our 2017 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2017 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2017 and 2016, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, our principal financial officer, and our other executive officer who was serving as an executive officer on December 31, 2017. We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
S. Ray Hatch (4)	2017	$301,290	$8,333	—	$31,653	$341,276
President, Chief Executive Officer, and Director	2016	$278,921	91,667	$647,096	$9,838	1,027,522

Laurie L. Latham	2017	$211,980	—	$88,515	$15,300	$315,795
Senior Vice President and Chief Financial Officer	2016	$212,102	—	—	$15,300	$227,402

David P. Sweitzer (5)	2017	$251,290	—	$4,970	$23,463	$279,723
Executive Vice President and Chief Operating Officer	2016	$62,606	—	$64,289	$2,250	$129,145

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
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

(3)

The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. However, we pay all health insurance premiums for Messrs. Hatch and Sweitzer, which amounts are included in this column for fiscal 2017. The figure shown for each named executive officer also includes employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 87% of compensation, subject to IRS limits. We match 100% of the first 3% of employee contributions each pay period. Our 2014 Employee Stock Purchase Plan, or the 2014 ESPP, permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our common stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Code and the 2014 ESPP.

(4)	Mr. Hatch became our Chief Executive Officer on February 1, 2016. Mr. Hatch’s fiscal 2016 compensation is for the period of February 1, 2016 through December 31, 2016.
(5)	Mr. Sweitzer became our Chief Operating Officer on October 3, 2016. Mr. Sweitzer’s fiscal 2016 compensation is for the period of October 3, 2016 through December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2017.

		Option Awards
		Number of Securities Underlying Unexercised Options (1)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Grant Date	Exercisable		Unexercisable		Options	Price	Date
S. Ray Hatch	01/07/2016	50,000	(2)	200,000		—	$5.44	01/07/2026

David P. Sweitzer	10/03/2016	12,500	(2)	50,000		—	$2.08	10/03/2026
	10/02/2017	—		10,500	(3)	—	$1.17	10/02/2027

Laurie L. Latham	01/02/2013	12,500	(4)	—		—	$21.20	01/02/2023
	10/18/2013	9,375	(5)	—		—	$16.40	10/18/2023
	12/17/2014	3,125	(5)	—		—	$11.60	12/17/2024
	12/16/2015	4,167	(7)	2,083		—	$6.40	12/16/2025
	12/16/2015	6,250	(6)	—		—	$6.40	12/16/2025
	01/12/2017	—		25,000	(7)	—	$2.50	01/12/2027
	01/12/2017	—		25,000	(8)	—	$2.50	01/12/2027

(1)

Unless otherwise noted, all of the options granted to our named executive officers were granted under and are subject to the terms of our 2012 Incentive Compensation Plan, as further, described below under “2012 Incentive Compensation Plan.”

(2)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2021. This option was not granted under the 2012 Incentive Compensation Plan.
(3)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2022. This option was not granted under the 2012 Incentive Compensation Plan.
(4)	100% of the total number of shares underlying this option vested on January 1, 2014.
(5)	The total number of shares underlying this option fully vested on the third anniversary of the date of grant.
(6)	100% of the total number of shares underlying this option vested on December 16, 2016.
(7)	One-third of the total number of shares underlying this option vest on each of the first, second, and third anniversary of the date of grant.
(8)	100% of the total number of shares underlying this option vest on January 12, 2018.

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

2012 Incentive Compensation Plan

Our 2012 Incentive Compensation Plan, or the 2012 Plan, was adopted by our Board of Directors on October 18, 2012, and subsequently amended and restated by our Board of Directors on September 9, 2013, retroactive to October 18, 2012. Our stockholders approved the 2012 Plan on October 18, 2013. The purpose of the 2012 Plan is to assist us and our subsidiaries and other designated affiliates, which we refer to as “Related Entities,” in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Related Entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. As of December 31, 2017, there were outstanding issued but unexercised options under the 2012 Plan to acquire 894,176 shares of our common stock at a weighted average exercise price of $6.35 per share. As of December 31, 2017, 936,261 shares remained available for future grant under the 2012 Plan. As of April 20, 2018, there were outstanding issued but unexercised options under the 2012 Plan to acquire 1,268,219 shares of our common stock at a weighted average exercise price of $5.18 per share. As of April 20, 2018, 562,218 shares remained available for future grant under the 2012 Plan. The material features of the 2012 Plan are outlined below.

Awards. The 2012 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property.

Shares Available for Awards. A total of 1,837,500 shares of our common stock, adjusted for our 1-for-8 reverse split in August of 2016, are reserved and available for delivery under the 2012 Plan. Any shares under the 2012 Plan that are not issued because the awards terminate without the issuance of shares, or because of the withholding of shares to pay taxes or the exercise price of an award, will be available for issuance under the 2012 Plan.

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

Subject to adjustment as provided in the 2012 Plan, the maximum aggregate number of shares of our common stock that may be delivered under the 2012 Plan as a result of the exercise of incentive stock options granted under the 2012 Plan is 1,837,500 shares.

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

Director Compensation

During fiscal 2017, we paid each non-employee director a monthly retainer equivalent to an amount of $33,000 annually. Currently, the non-employee Chairman of the Board receives an additional $10,000 per year over the standard outside director compensation; the non-employee Chair of the Audit Committee receives an additional $7,500 per year; the non-employee Chair of the Compensation Committee receives an additional $5,000 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $2,500 per year; the non-Chair members of the Audit Committee each receive an additional $2,000 per year; the non-chair members of the Compensation Committee each receive an additional $1,500 per year; and the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $1,000 per year. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

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

In June 2016, each non-employee member of our Board of Directors (except for Ms. Tomolonius who was not a director at that time) received 10-year options to purchase 60,000 shares of our common stock at an exercise price of $3.104 per share, with 1/48th to vest and become exercisable starting June 30, 2016 and on the last day of each month thereafter through May 2020. This grant reflects the annual stock-based compensation for those directors through May 2020.

The following table sets forth the compensation paid by us to each non-employee director for the fiscal year ended December 31, 2017. Mr. Hatch did not receive any compensation for his service on our Board of Directors.

Name	Fees Earned or Paid in Cash
Mitchell A. Saltz	$48,000
Jeffrey D. Forte	$33,000
Michael F. Golden	$34,000
Russell J. Knittel	$37,500
Ronald L. Miller, Jr.	$43,000
Barry M. Monheit	$33,000
Sarah R. Tomolonius	$33,000
I. Marie Wadecki	$37,500

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2017:

Name	Option Awards
Mitchell A. Saltz	85,000
Jeffrey D. Forte	78,750
Michael F. Golden	112,969
Russell J. Knittel	77,579
Ronald L. Miller, Jr.	85,625
Barry M. Monheit	313,890
Sarah R. Tomolonius	12,500
I. Marie Wadecki	82,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of April 20, 2018 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our common stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percentage(2)
S. Ray Hatch (3)	106,536	*
Laurie L. Latham (4)	71,150	*
David P. Sweitzer (5)	21,011	*
Mitchell A. Saltz (6)	5,276,273	34.36%
Jeffrey D. Forte (7)	1,646,267	10.72%
Michael F. Golden (8)	86,293	*
Russell J. Knittel (9)	47,578	*
Ronald L. Miller, Jr. (10)	55,999	*
Barry M. Monheit (11)	366,526	2.35%
Sarah R. Tomolonius (12)	16,250	*
I. Marie Wadecki (13)	53,237	*
All directors and executive officers as a group (11 persons) (14)	7,747,120	48.05%
5% Stockholders:
Southwest Green Investments, L.L.C. (15)	3,674,863	24.01%
Stockbridge Enterprises, L.P. (16)	1,544,911	10.10%
Bear & Bug, L.P. (17)	1,846,915	12.07%
Wynnefield Partners Small Cap Value, L.P., et al (18)	1,452,552	9.49%
Colton R. Melby (19)	833,665	5.45%

*	Less than 1% of the outstanding shares of common stock.
(1)

Except as otherwise indicated, each person named in the table has the sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached as follows: c/o Quest Resource Holding Corporation, 3481 Plano Parkway, The Colony, Texas 75056.

(2)

The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 15,302,455 shares outstanding on April 20, 2018. The numbers and percentages shown include shares actually owned on April 20, 2018 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of April 20, 2018 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.

(3)	Includes 100,000 shares issuable upon exercise of vested stock options.
(4)	Includes 68,750 shares issuable upon exercise of vested stock options.
(5)	Includes 12,500 shares issuable upon exercise of vested stock options.
(6)

Consists of (a) 54,999 shares issuable upon exercise of vested stock options, (b) 3,674,863 shares held by Southwest Green Investments, L.L.C., of which Mr. Saltz controls the investment decisions, (c) 1,544,911 shares held by Stockbridge Enterprises, L.P., of which Mr. Saltz controls the investment decisions, and (d) 1,500 shares held by Saltz & Noreen Revocable Family Trust, for which Mr. Saltz holds voting and dispositive power.

(7)	Includes 48,749 shares issuable upon exercise of vested stock options.
(8)	Includes 82,968 shares issuable upon exercise of vested stock options.
(9)	Consists of 47,578 shares issuable upon exercise of vested stock options.
(10)	Includes 55,624 shares issuable upon exercise of vested stock options.
(11)

Consists of (a) 82,637 shares held by Barry M. Monheit, Trustee, SEP PROP Monheit Family Trust U/A Dtd 7/16/2002, for which Mr. Monheit holds voting and dispositive power, and (b) 283,889 shares issuable upon exercise of vested stock options.

(12)	Includes 12,500 shares issuable upon exercise of vested stock options.
(13)	Includes 52,499 shares issuable upon exercise of vested stock options.
(14)	Consists of (a) 6,923,314 shares held by the directors and executive officers as a group and (b) 820,056 shares issuable upon exercise of vested stock options.
(15)

Based on the statement on Amendment No. 3 to Schedule 13D filed with the SEC on April 18, 2018, Mr. Saltz controls the investment decisions with respect to all such shares. Southwest Green Investments, L.L.C. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Southwest Green Investments, L.L.C. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.

(16)

Based on the statement on Amendment No. 3 to Schedule 13D filed with the SEC on April 18, 2018, Mr. Saltz controls the investment decisions with respect to all such shares. Stockbridge Enterprises, L.P. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Stockbridge Enterprises, L.P. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.

(17)

Based on the statement on Amendment No. 1 to Schedule 13D filed with the SEC on May 19, 2015, Mr. Brian S. Dick controls the investment decisions with respect to all such shares.  The address for Bear & Bug, L.P. is 2591 North Dallas Parkway, Suite 408, Frisco, Texas 75034.

(18)

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

(19)

Based on the statement on Schedule 13G filed with the SEC on February 14, 2018, by Wynnefield Partners Small Cap Value, L.P, and affiliates. The address for Wynnefield Partners Small Cap Value, L.P, and affiliates is 450 Seventh Avenue, Suite 509, New York, New York 10123.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 with respect to our common stock that may be issued under our incentive compensation plans and under other option grants.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	894,176	$6.35	936,262
Equity compensation plans not approved by security holders	495,640	$12.09	—
Total	1,389,816	$8.39	936,262

(1)

Under our 2012 Plan, an aggregate of 1,837,500 shares of our common stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be increased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised, expire, are forfeited or cancelled, do not vest, or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2017, the aggregate number of shares of our common stock available for issuance pursuant to awards under our 2012 Plan was 936,262.  Our 2014 ESPP authorizes the sale of up to 250,000 shares of our common stock to employees. As of December 31, 2017, there were 184,841 shares of common stock reserved for issuance under our 2014 ESPP.

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

Director Independence

Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Saltz, Forte, Golden, Knittel, Miller and Monheit and Ms. Tomolonius and Ms. Wadecki are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Market, or Nasdaq, and by the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Hatch is an employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Audit Fees (1)	$202,106	$188,169
Audit-Related Fees (2)	7,630	25,875
Tax Fees (3)	59,125	63,626
All Other Fees (4)	6,270	2,520
Total	$275,131	$280,190

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

(b)Exhibits

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

QUEST RESOURCE HOLDING CORPORATION

Dated: April 30, 2018	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: April 30, 2018	By:	/s/ Laurie L. Latham
Laurie L. Latham Senior Vice President and Chief Financial Officer

F-25