Form 10-Q
period 2018-03-31
Quest Resource Holding Corp
filed 2018-05-15
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were outstanding 15,302,455 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,083,575	$1,055,281
Accounts receivable, less allowance for doubtful accounts of $470,652 and $699,102 as of March 31, 2018 and December 31, 2017, respectively	17,183,870	16,263,276
Prepaid expenses and other current assets	1,549,564	1,508,014
Total current assets	19,817,009	18,826,571

Goodwill	58,208,490	58,337,290
Intangible assets, net	4,038,168	5,031,595
Property and equipment, net, and other assets	1,344,199	1,320,342
Total assets	$83,407,866	$83,515,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,076,484	$14,253,818
Deferred revenue and other current liabilities	162,277	328,763
Total current liabilities	17,238,761	14,582,581

Revolving credit facility, net	5,100,957	6,763,497
Other long-term liabilities	8,814	21,990
Total liabilities	22,348,532	21,368,068

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,302,455 shares issued and outstanding as of March 31, 2018 and December 31, 2017	15,302	15,302
Additional paid-in capital	159,091,723	158,867,600
Accumulated deficit	(98,047,691)	(96,735,172)
Total stockholders’ equity	61,059,334	62,147,730
Total liabilities and stockholders’ equity	$83,407,866	$83,515,798

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenue	$24,695,923	$42,539,822
Cost of revenue	21,148,096	38,354,070
Gross profit	3,547,827	4,185,752
Operating expenses:
Selling, general, and administrative	3,751,760	4,980,095
Depreciation and amortization	984,581	1,000,734
Total operating expenses	4,736,341	5,980,829
Operating loss	(1,188,514)	(1,795,077)
Other expense:
Interest expense	(124,005)	(114,275)
Total other expense	(124,005)	(114,275)
Loss before taxes	(1,312,519)	(1,909,352)
Income tax expense	—	—
Net loss	$(1,312,519)	$(1,909,352)

Net loss applicable to common stockholders	$(1,312,519)	$(1,909,352)
Net loss per share
Basic and diluted	$(0.09)	$(0.13)
Weighted average number of common shares outstanding
Basic and diluted	15,302,455	15,272,575

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2017	15,302,455	$15,302	$158,867,600	$(96,735,172)	$62,147,730
Stock-based compensation	—	—	224,123	—	224,123
Net loss	—	—	—	(1,312,519)	(1,312,519)
Balance, March 31, 2018	15,302,455	$15,302	$159,091,723	$(98,047,691)	$61,059,334

The accompanying notes are an integral part of this condensed consolidated statement.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,312,519)	$(1,909,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	103,310	115,246
Amortization of intangibles	926,567	926,563
Amortization of debt issuance costs	23,475	7,825
Provision for doubtful accounts	39,915	100,000
Stock-based compensation	224,123	614,265
Changes in operating assets and liabilities:
Accounts receivable	(960,509)	1,915,997
Prepaid expenses and other current assets	(41,550)	84,907
Security deposits and other assets	128,785	193,329
Accounts payable and accrued liabilities	2,822,666	(4,169,411)
Deferred revenue and other liabilities	(166,700)	(324)
Net cash provided by (used in) operating activities	1,787,563	(2,120,955)
Cash flows from investing activities:
Purchase of property and equipment	(9,367)	(19,950)
Purchase of capitalized software development	(50,925)	(89,228)
Net cash used in investing activities	(60,292)	(109,178)
Cash flows from financing activities:
Proceeds from credit facilities	21,936,963	6,717,706
Repayments of credit facilities	(23,622,978)	(3,431,077)
Debt issuance costs	—	(234,522)
Repayments of capital lease obligations	(12,962)	(22,169)
Net cash provided by (used in) financing activities	(1,698,977)	3,029,938
Net increase in cash and cash equivalents	28,294	799,805
Cash and cash equivalents at beginning of period	1,055,281	1,328,174
Cash and cash equivalents at end of period	$1,083,575	$2,127,979

Supplemental cash flow information:
Cash paid for interest	$74,394	$68,749

Supplemental non-cash activities:
Sale of goodwill and intangible assets	$246,585	$—
Investment in Earth Media Partners, LLC	$(246,585)	$—
Draw on Citizens ABL facility	$—	$9,250,000
Repayment of Regions line of credit	$—	$(9,250,000)
Draw on Citizens ABL facility for repayment of capital lease obligation	$—	$212,609
Debt issuance costs financed with Citizens ABL facility	$—	$234,985

The accompanying notes are an integral part of these condensed consolidated statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company, Description of Business, and Liquidity

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), and Quest Vertigent One, LLC (“QV One”), and Quest Sustainability Services, Inc. (“QSS”) (collectively, “we,” “us,” “our,” or “our company”).

Operations – We are a national provider of reuse, recycling, and disposal services that enable our customers to achieve and satisfy their environmental and sustainability goals and responsibilities.  We provide businesses across multiple industry sectors with single source solutions for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations.

Liquidity – As of March 31, 2018 and December 31, 2017, our working capital balance was $2,578,248 and $4,243,990, respectively.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2018 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2017 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and totaled 3,497,424 and 3,313,907 shares at March 31, 2018 and 2017, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,763,859	1,375,216
Warrants	1,733,565	1,938,691
Total anti-dilutive securities excluded from diluted loss per share	3,497,424	3,313,907

Recent Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, we adopted ASU 2014-09 using the full retrospective approach for all ongoing customer contracts.  There was no impact to our financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017.  See Note 8 for additional information and disclosures related to this amended guidance.

Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are still evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements. However, given the material amount of our future minimum payments under non-cancellable operating leases, primarily office rent, at March 31, 2018, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

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

3. Property and Equipment, net, and Other Assets

At March 31, 2018 and December 31, 2017, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,296,541 and $2,193,231 as of March 31, 2018 and December 31, 2017, respectively	$862,924	$956,867
Security deposits and other assets	481,275	363,475
Property and equipment, net, and other assets	$1,344,199	$1,320,342

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended March 31, 2018 was $103,310, inclusive of $45,296 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statement of operations as it related to assets used in directly servicing customer contracts.  Depreciation expense for the three months ended March 31, 2017 was $115,246, inclusive of $41,075 of depreciation expense reflected within “Cost of revenue.”  At March 31, 2018, the carrying value of our capital lease assets was $217,729, net of $282,368 of accumulated depreciation. At December 31, 2017, the carrying value of our capital lease assets was $243,778, net of $256,319 of accumulated depreciation.

On February 20, 2018 (“Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues, and accounts receivable as of the Closing Date.   Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  In addition to our investment in Earth Media Partners, LLC, we accrued a receivable in the amount of $8,086 related to the earn-out as of March 31, 2018.  The carrying amount of our investment and the accrued earn-out receivable are included in other assets.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2018 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$11,978,000	$742,000
Trademarks	7 years	6,242,055	4,192,258	2,049,797
Patents	7 years	230,683	230,683	—
Software	7 years	1,781,785	552,914	1,228,871
Customer lists	5 years	307,153	289,653	17,500
Total finite lived intangible assets		$21,281,676	$17,243,508	$4,038,168

December 31, 2017	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$11,342,000	$1,378,000
Trademarks	7 years	6,242,055	3,969,576	2,272,479
Patents	7 years	230,683	230,683	—
Software	7 years	1,904,279	548,163	1,356,116
Customer lists	5 years	307,153	282,153	25,000
Total finite lived intangible assets		$21,404,170	$16,372,575	$5,031,595

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2017	$58,337,290
Adjustment related to Earth911 asset sale	(128,800)
Goodwill balance at March 31, 2018	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $926,567 and $926,563 for the three months ended March 31, 2018 and 2017, respectively.

We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.  See Note 3 for discussion of sale of certain assets related to Earth911.

We performed our annual impairment analysis for goodwill and other intangible assets in the second quarter of 2017 with no impairment recorded.

5.  Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Accounts payable	$15,827,780	$12,739,117
Accrued taxes	627,046	807,037
Employee compensation	289,853	434,358
Other	331,805	273,306
	$17,076,484	$14,253,818

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

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the agreement, plus a margin ranging from 1.0% to 1.5% (6.25% as of March 31, 2018), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (4.28% as of March 31, 2018). The maturity date of the revolving credit facility is February 24, 2022.

Loans under the equipment loan facility may be requested at any time until February 24, 2019. Each loan under the equipment loan facility bears interest, at our option, at either the Base Rate, as defined in the agreement, plus 2.00%, or the LIBOR lending rate for the interest period in effect, plus 3.00%. The maturity date of the equipment loan facility is February 24, 2022.

The ABL Facility contains certain specific financial covenants regarding a minimum liquidity requirement and a minimum fixed charge coverage ratio. The minimum fixed charge coverage ratio covenant applies commencing May 15, 2018, when the trailing 12-month period ending March 31, 2018 is reported. In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, mergers and acquisitions, and other matters customarily restricted in such agreements.

The amount of interest expense related to borrowings for the three months ended March 31, 2018 and 2017 was $84,288 and $110,381, respectively.  Debt issuance cost of $469,507 is being amortized to interest expense over the life of the new revolving credit facility beginning March 1, 2017.  As of March 31, 2018, the unamortized portion of the debt issuance costs was $367,781.  The amount of interest expense related to the amortization of the discount on the revolving credit facility for the three months ended March 31, 2018 was $23,475.  As of March 31, 2018, the ABL Facility borrowing base availability was $11,545,000 and the outstanding liability was $5,100,957, net of unamortized debt issuance cost of $367,781. There were no draws made on the equipment loan facility as of March 31, 2018.

7. Capital Lease Obligations

At March 31, 2018 and December 31, 2017, total capital lease obligations outstanding consisted of the following:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Capital lease obligations, imputed interest at 4.88% to 13.29%, with monthly payments of approximately $6,000, expiring through September 2019, secured by computer and office equipment	$28,701	$41,664
Total	28,701	41,664
Less: current maturities	(27,132)	(39,067)
Long-term portion	$1,569	$2,597

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended March 31, 2018 and 2017 was $618 and $2,462, respectively.

8. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations.  In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid as well as minor ancillary services.

Revenue Recognition

We recognize revenue as services are performed or products are delivered.  For example, revenue is recognized as waste and recyclable material is collected or when products are delivered.

We generally recognize revenues for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment.  We previously had a contract accounted for as a net basis management fee contract, with revenue of $44,088 and gross billings of $1,294,459 for the three months ended March 31, 2017. This management fee contract ended in the second quarter of 2017, and we currently have no other net basis contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Sales and usage-based taxes are excluded from revenue.  Three customers accounted for 48.4% of revenue for the three months ended March 31, 2018, and two customers accounted for 55.1% of revenue for the three months ended March 31, 2017.  We operate primarily in the United States, with minor services in Canada.

	March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue Type:
Services	$22,005,572	$39,835,675
Product sales and other	2,690,351	2,704,147
Total Revenue	$24,695,923	$42,539,822

Contract Balances

Our incremental direct costs of obtaining a customer contract are generally deferred and amortized to selling, general, and administrative expense or as a reduction to revenue (depending on the nature of the cost) over the estimated life of the customer contract.  Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize the amortization and are included in other assets.

As of March 31, 2018 and December 31, 2017, we had $199,736  and $136,139, respectively, of deferred contract costs.  During the three months ended March 31, 2018, we amortized $33,333 and $18,069 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the three months ended March 31, 2017, we amortized $100,000 and $18,069 of deferred contract costs to selling, general and administrative expense and as a reduction to income, respectively.

Certain customers are billed in advance, and, accordingly, recognition of related revenues is deferred as a contract liability until the services are provided and control transferred to the customer.  As of March 31, 2018 and December 31, 2017, we had $142,389 and $309,089, respectively, of deferred revenue, the majority of which was classified in “Deferred revenue and other current liabilities.”

9. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2018 and December 31, 2017, and we have recorded a valuation allowance of $12,800,000 and $12,150,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2018 and December 31, 2017, we had federal income tax net operating loss carryforwards of approximately $20,200,000 and $19,700,000, respectively, which expire at various dates beginning in 2031.

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Act”) was enacted. The most significant impact to us of the 2017 Act was a decrease in the federal corporate income tax rate from 35% to 21% starting in 2018.

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

11. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock includes 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock includes 200,000,000 shares of common stock with a par value of $0.001, of which 15,302,455 shares were issued and outstanding as of March 31, 2018 and December 31, 2017.

Warrants – At March 31, 2018, we had outstanding exercisable warrants to purchase 1,733,565 shares of common stock.

The following table summarizes the warrants issued and outstanding as of March 31, 2018:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	09/24/2014	09/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,733,565

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  We recorded expense of $2,044 and $1,738 related to the ESPP during the three months ended March 31, 2018 and 2017, respectively.

Stock Options – We recorded stock option expense of $222,079 and $193,777 for the three months ended March 31, 2018 and 2017, respectively.  The following table summarizes the stock option activity for the three month period ended March 31, 2018:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2017	1,389,816	$1.17 — $26.00	$8.39
Granted	398,000	$2.39 — $2.39	$2.39
Canceled/Forfeited	(23,957)	$2.39 — $6.40	$2.65
Outstanding at March 31, 2018	1,763,859	$1.17 — $26.00	$7.12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Quest Sustainability Services, Inc., or QSS, (formerly known as Earth911, Inc.), held the remaining 50% of the membership interests of Quest for several years.  Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to QSS so that QSS now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and Quest.

Three Months Ended March 31, 2018 and 2017 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$24,695,923	$42,539,822
Cost of revenue	21,148,096	38,354,070
Gross profit	3,547,827	4,185,752
Operating expenses:
Selling, general, and administrative	3,751,760	4,980,095
Depreciation and amortization	984,581	1,000,734
Total operating expenses	4,736,341	5,980,829
Operating loss	(1,188,514)	(1,795,077)
Interest expense	(124,005)	(114,275)
Income tax expense	—	—
Net loss	$(1,312,519)	$(1,909,352)

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenue

For the quarter ended March 31, 2018, revenue was $24.7 million, a decrease of $17.8 million, or 42.0%, compared with $42.5 million for the quarter ended March 31, 2017.  As part of our strategic plan, we took actions during 2017 to transition our business to deliver improved operational and financial performance, which included making sustainable improvements to our procurement processes, as well as taking a disciplined approach to customer acquisition and renewal.  Primarily as a result of changes in our mix of services and reductions of services with certain customers in the latter half of 2017, we experienced an overall decrease in revenue for the quarter ended March 31, 2018 relative to 2017, which was partially offset by increased service revenue from the continuing and new customer base.  This quarter-over-quarter decrease in revenue was partially offset by a net decrease in cost of sales, resulting in a higher gross margin percentage in the first quarter of 2018 relative to 2017.

Cost of Revenue/Gross Profit

Cost of revenue decreased $17.2 million to $21.1 million for the quarter ended March 31, 2018 from $38.3 million for the quarter ended March 31, 2017.  The decrease was primarily due to the changes in our mix of services, decreased cost of certain contracted services, and reductions of services with certain customers, partially offset by increased services from the continuing and new customer base.

Gross profit decreased $638,000 to $3.5 million for the quarter ended March 31, 2018 from $4.2 million for the quarter ended March 31, 2017.  Gross margin was 14.4% of first quarter 2018 revenue compared with 9.8% of first quarter 2017 revenue.  The decrease in gross profit and increase in gross margin percentage for the three months ended March 31, 2018 was primarily due to the net effect of reductions of services with certain customers, the overall lower cost of subcontracted services, and the exiting of lower margin services with certain customers.

Revenue and gross margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency of services delivered, service price and commodity index adjustments, cost of subcontracted services, and the sales mix of services provided in any one reporting period.

Operating Expenses

Operating expenses were $4.7 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $1.2 million.

Selling, general, and administrative expenses were $3.7 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of approximately $1.2 million. The decrease was primarily related to a decrease in stock related compensation of $390,000, labor related expenses of approximately $330,000, and severance costs of $248,000.

Operating expenses also included depreciation and amortization of $985,000 and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

Interest Expense

For the three months ended March 31, 2018, interest expense increased by $10,000 to $124,000 from $114,000 for the three months ended March 31, 2017.  See Note 6 to our condensed consolidated financial statements for a discussion of our revolving credit facility.

Net Loss

Net loss for the quarter ended March 31, 2018 was $1.3 million compared with a net loss of $1.9 million for the quarter ended March 31, 2017.  The explanations above detail the majority of the changes related to the decrease in net loss.

Our operating results, including revenue, operating expenses, and operating margins, may vary from period to period depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

Loss per Share

Net loss per basic and diluted share was $(0.09) for the quarter ended March 31, 2018 compared with a net loss per basic and diluted share of $(0.13) for the quarter ended March 31, 2017. The weighted average number of shares of common stock outstanding increased to 15.3 million for the three months ended March 31, 2018 from slightly under 15.3 million shares for the three months ended March 31, 2017.

The increase in the share count for the three months ended March 31, 2018 was primarily from the issuance of shares for Employee Stock Purchase Plan options exercised during 2017.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three months ended March 31, 2018, other adjustments include legal fees related to our sale of certain Earth911 assets and aggregated $48,845.  For the three months ended March 31, 2017, other adjustments of $244,371 included certain severance costs.

The following table reflects Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported
	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss	$(1,312,519)	$(1,909,352)
Depreciation and amortization	1,029,877	1,041,809
Interest expense	124,005	114,275
Stock-based compensation expense	224,123	614,265
Other adjustments	48,845	244,371
Income tax expense	—	—
Adjusted EBITDA	$114,331	$105,368

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, we had $1.1 million in cash and cash equivalents. Working capital was $2.6 million as of March 31, 2018 compared with $4.2 million as of December 31, 2017.

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

We believe our existing cash and cash equivalents of $1.1 million, our borrowing capacity under our $20.0 million credit facility (which was $11.5 million as of March 31, 2018), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the equity capital markets with placements of our securities.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2018 and 2017.

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2018 compared with net cash used in operating activities of $2.1 million for the three months ended March 31, 2017.

Net cash provided by operating activities for the three months ended March 31, 2018 related primarily to the net effect of the following:

•	net loss of $1.3 million;
•	offset by non-cash items of $1.3 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash provided by the net change in operating assets and liabilities of $1.8 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash used in operating activities for the three months ended March 31, 2017 related primarily to the net effect of the following:

•	net loss of $1.9 million;
•	offset by non-cash items of $1.8 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $2.0 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 and 2017 was $60,000 and $109,000, respectively, primarily from purchases of property and equipment and costs related to software development.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2018, primarily from net repayments on our revolving credit facility.  Cash provided by financing activities was $3.0 million for the three months ended March 31, 2017, primarily from net draws from our revolving credit facility.  See Note 6 to our condensed consolidated financial statements for a discussion of our asset-based revolving credit facility entered into in February 2017.

Inflation

We do not believe that inflation had a material impact on us during the three months ended March 31, 2018 and 2017.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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

QUEST RESOURCE HOLDING CORPORATION

Date: May 15, 2018	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: May 15, 2018	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer