Form 10-Q
period 2018-06-30
Quest Resource Holding Corp
filed 2018-08-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, there were outstanding 15,313,383 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,080,988	$1,055,281
Accounts receivable, less allowance for doubtful accounts of $562,280 and $699,102 as of June 30, 2018 and December 31, 2017, respectively	17,877,746	16,263,276
Prepaid expenses and other current assets	1,788,334	1,508,014
Total current assets	20,747,068	18,826,571

Goodwill	58,208,490	58,337,290
Intangible assets, net	3,166,483	5,031,595
Property and equipment, net, and other assets	1,146,032	1,320,342
Total assets	$83,268,073	$83,515,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,493,790	$14,253,818
Deferred revenue and other current liabilities	125,933	328,763
Total current liabilities	17,619,723	14,582,581

Revolving credit facility, net	4,924,412	6,763,497
Other long-term liabilities	2,158	21,990
Total liabilities	22,546,293	21,368,068

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,313,383 and 15,302,455 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	15,313	15,302
Additional paid-in capital	159,292,700	158,867,600
Accumulated deficit	(98,586,233)	(96,735,172)
Total stockholders’ equity	60,721,780	62,147,730
Total liabilities and stockholders’ equity	$83,268,073	$83,515,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$27,928,626	$41,370,594	$52,624,549	$83,910,416
Cost of revenue	23,500,848	36,922,533	44,648,944	75,276,603
Gross profit	4,427,778	4,448,061	7,975,605	8,633,813
Operating expenses:
Selling, general, and administrative	3,879,280	4,581,897	7,631,040	9,561,992
Depreciation and amortization	981,610	996,326	1,966,191	1,997,060
Total operating expenses	4,860,890	5,578,223	9,597,231	11,559,052
Operating loss	(433,112)	(1,130,162)	(1,621,626)	(2,925,239)
Other expense:
Interest expense	(105,430)	(120,491)	(229,435)	(234,766)
Total other expense	(105,430)	(120,491)	(229,435)	(234,766)
Loss before taxes	(538,542)	(1,250,653)	(1,851,061)	(3,160,005)
Income tax expense	—	—	—	—
Net loss	$(538,542)	$(1,250,653)	$(1,851,061)	$(3,160,005)

Net loss applicable to common stockholders	$(538,542)	$(1,250,653)	$(1,851,061)	$(3,160,005)
Net loss per share
Basic and diluted	$(0.04)	$(0.08)	$(0.12)	$(0.21)
Weighted average number of common shares outstanding
Basic and diluted	15,307,859	15,276,228	15,305,172	15,274,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2017	15,302,455	$15,302	$158,867,600	$(96,735,172)	$62,147,730
Stock-based compensation	—	—	406,715	—	406,715
Shares issued for Employee Stock Purchase Plan options	10,928	11	18,385	—	18,396
Net loss	—	—	—	(1,851,061)	(1,851,061)
Balance, June 30, 2018	15,313,383	$15,313	$159,292,700	$(98,586,233)	$60,721,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,851,061)	$(3,160,005)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	203,972	228,690
Amortization of intangibles	1,853,217	1,851,669
Amortization of debt issuance costs	46,951	31,300
Provision for doubtful accounts	159,915	418,939
Stock-based compensation	406,715	1,183,720
Changes in operating assets and liabilities:
Accounts receivable	(1,774,385)	4,323,184
Prepaid expenses and other current assets	(280,320)	(210,701)
Security deposits and other assets	259,210	365,839
Accounts payable and accrued liabilities	3,239,972	(5,905,408)
Deferred revenue and other liabilities	(196,544)	(9,044)
Net cash provided by (used in) operating activities	2,067,642	(881,817)
Cash flows from investing activities:
Purchase of property and equipment	(42,287)	(35,929)
Purchase of capitalized software development	(105,890)	(161,761)
Net cash used in investing activities	(148,177)	(197,690)
Cash flows from financing activities:
Proceeds from credit facilities	48,875,349	38,990,201
Repayments of credit facilities	(50,761,385)	(37,582,164)
Debt issuance costs	—	(234,334)
Proceeds from shares issued for Employee Stock Purchase Plan	18,396	11,972
Repayments of capital lease obligations	(26,118)	(35,617)
Net cash provided by (used in) financing activities	(1,893,758)	1,150,058
Net increase in cash and cash equivalents	25,707	70,551
Cash and cash equivalents at beginning of period	1,055,281	1,328,174
Cash and cash equivalents at end of period	$1,080,988	$1,398,725

Supplemental cash flow information:
Cash paid for interest	$224,486	$155,194

Supplemental non-cash activities:
Sale of goodwill and intangible assets	$246,585	$—
Investment in Earth Media Partners, LLC	$(246,585)	$—
Draw on Citizens ABL facility	$—	$9,250,000
Repayment of Regions line of credit	$—	$(9,250,000)
Draw on Citizens ABL facility for repayment of capital lease obligation	$—	$212,609
Debt issuance costs financed with Citizens ABL facility	$—	$235,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company, Description of Business, and Liquidity

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), and Quest Sustainability Services, Inc. (“QSS”) (collectively, “we,” “us,” “our,” or “our company”).

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

Liquidity – As of June 30, 2018 and December 31, 2017, our working capital balance was $3,127,345 and $4,243,990, respectively.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2018 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2017 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and totaled 3,487,381 and 3,095,132 shares at June 30, 2018 and 2017, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,753,816	1,361,567
Warrants	1,733,565	1,733,565
Total anti-dilutive securities excluded from diluted loss per share	3,487,381	3,095,132

Recent Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, we adopted ASU 2014-09 using the full retrospective approach for all ongoing customer contracts.  There was no impact to our financial statements as a result of adopting ASU 2014-09 for the six months ended June 30, 2018 and 2017.  See Note 8 for additional information and disclosures related to this amended guidance.

Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are still evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements. However, given the material amount of our future minimum payments under non-cancellable operating leases, primarily office rent, at June 30, 2018, we expect to recognize a material right-of-use lease asset and lease liability upon adoption of the ASU.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Property and Equipment, net, and Other Assets

At June 30, 2018 and December 31, 2017, property and equipment, net, and other assets consisted of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,396,516 and $2,193,231 as of June 30, 2018 and December 31, 2017, respectively	$795,182	$956,867
Security deposits and other assets	350,850	363,475
Property and equipment, net, and other assets	$1,146,032	$1,320,342

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended June 30, 2018 was $100,662, inclusive of $45,702 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statement of operations as it related to assets used in directly servicing customer contracts, and was $203,972 for the six months ended June 30, 2018, inclusive of $90,998 of depreciation expense reflected within “Cost of revenue.”  Depreciation expense for the three months ended June 30, 2017 was $113,444, inclusive of $42,224 of depreciation expense reflected within “Cost of revenue,” and was $228,690 for the six months ended June 30, 2017, inclusive of $83,299 of depreciation expense reflected within “Cost of revenue.”  At June 30, 2018, the carrying value of our capital lease assets was $191,680, net of $308,417 of accumulated depreciation. At December 31, 2017, the carrying value of our capital lease assets was $243,778, net of $256,319 of accumulated depreciation.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues, and accounts receivable as of the Closing Date.  Following the Closing Date, Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  In addition to our investment in Earth Media Partners, LLC, we accrued a receivable in the amount of $22,155 related to the earn-out as of June 30, 2018.  The carrying amount of our investment and the accrued earn-out receivable are included in other assets.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

June 30, 2018 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,614,000	$106,000
Trademarks	7 years	6,242,055	4,414,941	1,827,114
Patents	7 years	230,683	230,683	—
Software	7 years	1,836,751	613,382	1,223,369
Customer lists	5 years	307,153	297,153	10,000
Total finite lived intangible assets		$21,336,642	$18,170,159	$3,166,483

December 31, 2017	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$11,342,000	$1,378,000
Trademarks	7 years	6,242,055	3,969,576	2,272,479
Patents	7 years	230,683	230,683	—
Software	7 years	1,904,279	548,163	1,356,116
Customer lists	5 years	307,153	282,153	25,000
Total finite lived intangible assets		$21,404,170	$16,372,575	$5,031,595

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2017	$58,337,290
Adjustment related to Earth911, Inc. asset sale	(128,800)
Goodwill balance at June 30, 2018	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $926,650 and $925,106 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to finite lived intangible assets was $1,853,217 and $1,851,669 for the six months ended June 30, 2018 and 2017, respectively.

We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.  See Note 3 for discussion of sale of certain assets related to Earth911, Inc.

We performed our annual impairment analysis for goodwill and other intangible assets in the second quarter of 2017 with no impairment recorded.

5.  Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Accounts payable	$15,903,734	$12,739,117
Accrued taxes	588,901	807,037
Employee compensation	622,011	434,358
Other	379,144	273,306
	$17,493,790	$14,253,818

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

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus a margin ranging from 1.0% to 1.5% (6.25% as of June 30, 2018), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (4.59% as of June 30, 2018). The maturity date of the ABL Facility is February 24, 2022.

Loans under the equipment loan facility may be requested at any time until February 24, 2019. Each loan under the equipment loan facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus 2.00%, or the LIBOR lending rate for the interest period in effect, plus 3.00%. The maturity date of the equipment loan facility is February 24, 2022.

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

The amount of interest expense related to borrowings for the three months ended June 30, 2018 and 2017 was $81,140 and $87,435, respectively.  The amount of interest expense related to borrowings for the six months ended June 30, 2018 and 2017 was $165,428 and $197,359, respectively.  Debt issuance cost of $469,507 is being amortized to interest expense over the life of the ABL Facility beginning March 1, 2017.  As of June 30, 2018, the unamortized portion of the debt issuance costs was $344,306.  The amount of interest expense related to the amortization of the discount on the ABL Facility for the six months ended June 30, 2018 was $46,951.  As of June 30, 2018, the ABL Facility borrowing base availability was $12,128,000 and the outstanding liability was $4,924,412, net of unamortized debt issuance cost of $344,306. There were no draws made on the equipment loan facility as of June 30, 2018.

7. Capital Lease Obligations

At June 30, 2018 and December 31, 2017, total capital lease obligations outstanding consisted of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Capital lease obligations, imputed interest at 4.88% to 13.29%, with monthly payments of approximately $6,000, expiring through September 2019, secured by computer and office equipment	$15,547	$41,664
Total	15,547	41,664
Less: current maturities	(15,030)	(39,067)
Long-term portion	$517	$2,597

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended June 30, 2018 and 2017 was $425 and $1,636, respectively.  The amount of interest expense related to our capital leases for the six months ended June 30, 2018 and 2017 was $1,043 and $4,098, respectively.

8. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations.  In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid as well as minor ancillary services.

Revenue Recognition

We recognize revenue as services are performed or products are delivered.  For example, revenue is recognized as waste and recyclable material are collected or when products are delivered.  We recognize revenue net of any contracted pricing discounts or rebate arrangements.

We generally recognize revenues for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment.  We record amounts collected from customers for sales tax on a net basis.  We previously had a contract accounted for as a net basis management fee contract, with revenue of $34,057 and gross billings of $878,563 for the three months ended June 30, 2017 and revenue of $78,145 and gross billings of $2,173,022 for the six months ended June 30, 2017.  This management fee contract ended in the second quarter of 2017, and we currently have no other net basis contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Sales and usage-based taxes are excluded from revenue.  Three customers accounted for 53.0% of revenue for the three months ended June 30, 2018, and two customers accounted for 51.8% of revenue for the three months ended June 30, 2017.  Three customers accounted for 50.8% of revenue for the six months ended June 30, 2018, and two customers accounted for 53.5% of revenue for the six months ended June 30, 2017.  We operate primarily in the United States, with minor services in Canada.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue Type:
Services	$25,324,837	$38,080,577	$47,330,409	$77,916,252
Product sales and other	2,603,789	3,290,017	5,294,140	5,994,164
Total revenue	$27,928,626	$41,370,594	$52,624,549	$83,910,416

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

As of June 30, 2018 and December 31, 2017, we had $111,250 and $136,139, respectively, of deferred contract costs.  During the three months ended June 30, 2018, we amortized $70,417 and $18,070 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the six months ended June 30, 2018, we amortized $103,750 and $36,139 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the three months ended June 30, 2017, we amortized $10,000 and $18,070 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the six months ended June 30, 2017, we amortized $110,000 and $36,139 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.

Certain customers are billed in advance, and, accordingly, recognition of related revenues is deferred as a contract liability until the services are provided and control transferred to the customer.  As of June 30, 2018 and December 31, 2017, we had $112,544 and $309,089, respectively, of deferred revenue, the majority of which was classified in “Deferred revenue and other current liabilities.”

9. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2018 and December 31, 2017, and we have recorded a valuation allowance of $11,800,000 and $12,150,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2018 and December 31, 2017, we had federal income tax net operating loss carryforwards of approximately $19,700,000, which expire at various dates beginning in 2031.

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Act”) was enacted. The most significant impact to us of the 2017 Act was a decrease in the federal corporate income tax rate from 35% to 21% beginning in 2018.

10. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, the ABL Facility, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of capital lease obligations and the ABL Facility, based on borrowing rates currently available to us for loans with similar terms and maturities.

11. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 15,313,383 and 15,302,455 shares were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  On May 16, 2018, we issued 10,928 shares to employees for $18,396 under our ESPP for options that vested and were exercised.  We recorded expense of $5,262 and $8,990 related to the ESPP during the six months ended June 30, 2018 and 2017, respectively.

Warrants – At June 30, 2018, we had outstanding exercisable warrants to purchase 1,733,565 shares of common stock.

The following table summarizes the warrants issued and outstanding as of June 30, 2018:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	09/24/2014	09/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,733,565

Stock Options – We recorded stock option expense of $401,453 and $337,230 for the six months ended June 30, 2018 and 2017, respectively.  The following table summarizes the stock option activity for the six month period ended June 30, 2018:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2017	1,389,816	$1.17 — $26.00	$8.39
Granted	400,000	$2.39 — $2.47	$2.39
Canceled/Forfeited	(36,000)	$2.39 — $23.20	$5.62
Outstanding at June 30, 2018	1,753,816	$1.17 — $26.00	$7.08

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

Three and Six Months Ended June 30, 2018 and 2017 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$27,928,626	$41,370,594	$52,624,549	$83,910,416
Cost of revenue	23,500,848	36,922,533	44,648,944	75,276,603
Gross profit	4,427,778	4,448,061	7,975,605	8,633,813
Operating expenses:
Selling, general, and administrative	3,879,280	4,581,897	7,631,040	9,561,992
Depreciation and amortization	981,610	996,326	1,966,191	1,997,060
Total operating expenses	4,860,890	5,578,223	9,597,231	11,559,052
Operating loss	(433,112)	(1,130,162)	(1,621,626)	(2,925,239)
Interest expense	(105,430)	(120,491)	(229,435)	(234,766)
Income tax expense	—	—	—	—
Net loss	$(538,542)	$(1,250,653)	$(1,851,061)	$(3,160,005)

Three and Six Months Ended June 30, 2018 compared to Three and Six Months Ended June 30, 2017

Revenue

For the quarter ended June 30, 2018, revenue was $27.9 million, a decrease of $13.4 million, or 32.5%, compared with $41.4 million for the quarter ended June 30, 2017.  For the six months ended June 30, 2018, revenue was $52.6 million, a decrease of $31.3 million, or 37.3%, compared with $83.9 million for the six months ended June 30, 2017.  As part of our strategic plan, we took actions during 2017 to transition our business to deliver improved operational and financial performance, which included making sustainable improvements to our procurement processes, as well as taking a disciplined approach to customer acquisition and renewal.  Primarily as a result of changes in our mix of services and reductions of services with certain customers in the latter half of 2017, we experienced an overall decrease in revenue for the quarter and six months ended June 30, 2018 relative to 2017, which was partially offset by increased service revenue from the continuing and new customer base.  The period-over-period decrease in revenue was partially offset by a net decrease in cost of sales, resulting in a higher gross profit margin percentage in the first six months of 2018 relative to 2017.

Cost of Revenue/Gross Profit

Cost of revenue decreased $13.4 million to $23.5 million for the quarter ended June 30, 2018 from $36.9 million for the quarter ended June 30, 2017.  Cost of revenue decreased $30.6 million to $44.6 million for the six months ended June 30, 2018 from $75.3 million for the six months ended June 30, 2017. The decrease was primarily due to the changes in our mix of services, decreased cost of certain contracted services, and reductions of services with certain customers, partially offset by increased services from the continuing and new customer base.

Gross profit remained stable at $4.4 million for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.  Gross profit margin rose to 15.9% of second quarter 2018 revenue compared with 10.8% of second quarter 2017 revenue.  Gross profit decreased $658,000 to $8.0 million for the six months ended June 30, 2018 from $8.6 million for the six months ended June 30, 2017.  The gross profit margin rose to 15.2% of net sales for the six months ended June 30, 2018 compared with 10.3% of net sales for the six months ended June 30, 2017.  The decrease in gross profit and increase in gross margin percentage for the three and six months ended June 30, 2018 was primarily due to the net effect of reductions of services with certain customers, the overall lower cost of subcontracted services, and the exiting of lower margin services with certain customers.

Revenue and gross margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency of services delivered, service price and commodity index adjustments, cost of subcontracted services, and the sales mix of services provided in any one reporting period.

Operating Expenses

Operating expenses were $4.9 million and $5.6 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $717,000.  Operating expenses were $9.6 million and $11.6 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $2.0 million.

Selling, general, and administrative expenses were $3.9 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of approximately $703,000. The decrease for the three months ended June 30, 2018 was primarily related to a decrease in stock related compensation of $387,000 and labor related expenses of approximately $159,000.  Selling, general, and administrative expenses were $7.6 million and $9.6 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of approximately $1.9 million. The decrease for the six months ended June 30, 2018 was primarily related to a decrease in stock related compensation of $777,000, labor related expenses of approximately $485,000, and severance costs of $252,000.

Operating expenses also included depreciation and amortization of approximately $1.0 million for the three months ended June 30, 2018 and 2017. Depreciation and amortization expenses were approximately $2.0 million for the six months ended June 30, 2018 and 2017.

Interest Expense

For the three months ended June 30, 2018, interest expense decreased by $15,000 to $105,000 from $120,000 for the three months ended June 30, 2017.  For the six months ended June 30, 2018, interest expense decreased $5,000 to $230,000 from $235,000 for the six months ended June 30, 2017.  See Note 6 to our condensed consolidated financial statements for a discussion of our revolving credit facility.

Net Loss

Net loss for the quarter ended June 30, 2018 was $539,000 compared with a net loss of $1.3 million for the quarter ended June 30, 2017.  Net loss for the six months ended June 30, 2018 was $1.9 million compared with a net loss of $3.2 million for the six months ended June 30, 2017.  The explanations above detail the majority of the changes related to the decrease in net loss.

Our operating results, including revenue, operating expenses, and operating margins, may vary from period to period depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

Loss per Share

Net loss per basic and diluted share was $(0.04) for the quarter ended June 30, 2018 compared with a net loss per basic and diluted share of $(0.08) for the quarter ended June 30, 2017. The weighted average number of shares of common stock outstanding increased to 15.3 million for the three months ended June 30, 2018 from slightly under 15.3 million shares for the three months ended June 30, 2017.

Net loss per basic and diluted share was $(0.12) for the six months ended June 30, 2018 compared with a net loss per basic and diluted share of $(0.21) for the six months ended June 30, 2017.  The weighted average number of shares of common stock outstanding increased to 15.3 million for the six months ended June 30, 2018 from slightly under 15.3 million for the six months ended June 30, 2017.  The increase in the share count for the three and six months ended June 30, 2018 was primarily from the issuance of shares for the ESPP options exercised during 2018 and 2017.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three and six months ended June 30, 2018, other adjustments include legal fees related to our sale of certain assets of Earth911, Inc. and aggregated $2,839 and $51,684, respectively.  For the six months ended June 30, 2017, other adjustments of $244,371 included certain severance costs.

The following table reflects Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(538,542)	$(1,250,653)	$(1,851,061)	$(3,160,005)
Depreciation and amortization	1,027,312	1,038,550	2,057,189	2,080,359
Interest expense	105,430	120,491	229,435	234,766
Stock-based compensation expense	182,592	569,455	406,715	1,183,720
Other adjustments	2,839	—	51,684	244,371
Income tax expense	—	—	—	—
Adjusted EBITDA	$779,631	$477,843	$893,962	$583,211

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, we had $1.1 million in cash and cash equivalents. Working capital was $3.1 million as of June 30, 2018 compared with $4.2 million as of December 31, 2017.

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

We believe our existing cash and cash equivalents of $1.1 million, our borrowing capacity under our $20.0 million ABL Facility (which was $12.1 million as of June 30, 2018), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the equity capital markets with placements of our securities.

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2018 and 2017.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2018 compared with net cash used in operating activities of $0.9 million for the six months ended June 30, 2017.

Net cash provided by operating activities for the six months ended June 30, 2018 related primarily to the net effect of the following:

•	net loss of $1.9 million;
•	offset by non-cash items of $2.7 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash provided by the net change in operating assets and liabilities of $1.3 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash used in operating activities for the six months ended June 30, 2017 related primarily to the net effect of the following:

•	net loss of $3.2 million;

•	offset by non-cash items of $3.7 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $1.4 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 and 2017 was $148,000 and $198,000, respectively, primarily from purchases of property and equipment and costs related to software development.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.9 million for the six months ended June 30, 2018, primarily from net repayments on our revolving credit facility.  Cash provided by financing activities was $1.2 million for the six months ended June 30, 2017, primarily from net draws from our revolving credit facility.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility.

Inflation

We do not believe that inflation had a material impact on us during the six months ended June 30, 2018 and 2017.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit No.	Exhibit

10.5(h)*	2012 Incentive Compensation Plan, as amended and restated (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as Exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 2018.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 14, 2018	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: August 14, 2018	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer