Form 10-Q
period 2018-09-30
Quest Resource Holding Corp
filed 2018-11-13
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, there were outstanding 15,313,383 shares of the registrant’s common stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,048,257	$1,055,281
Accounts receivable, less allowance for doubtful accounts of $874,828 and $699,102 as of September 30, 2018 and December 31, 2017, respectively	17,152,951	16,263,276
Prepaid expenses and other current assets	1,444,820	1,508,014
Total current assets	19,646,028	18,826,571

Goodwill	58,208,490	58,337,290
Intangible assets, net	2,865,900	5,031,595
Property and equipment, net, and other assets	1,043,779	1,320,342
Total assets	$81,764,197	$83,515,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,506,974	$14,253,818
Deferred revenue and other current liabilities	93,919	328,763
Total current liabilities	16,600,893	14,582,581

Revolving credit facility, net	4,934,877	6,763,497
Other long-term liabilities	735	21,990
Total liabilities	21,536,505	21,368,068

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,313,383 and 15,302,455 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	15,313	15,302
Additional paid-in capital	159,479,506	158,867,600
Accumulated deficit	(99,267,127)	(96,735,172)
Total stockholders’ equity	60,227,692	62,147,730
Total liabilities and stockholders’ equity	$81,764,197	$83,515,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$25,920,215	$31,930,550	$78,544,764	$115,840,966
Cost of revenue	21,449,658	27,904,006	66,098,602	103,180,609
Gross profit	4,470,557	4,026,544	12,446,162	12,660,357
Operating expenses:
Selling, general, and administrative	4,638,585	3,977,662	12,269,625	13,539,654
Depreciation and amortization	406,726	1,002,687	2,372,916	2,999,747
Total operating expenses	5,045,311	4,980,349	14,642,541	16,539,401
Operating loss	(574,754)	(953,805)	(2,196,379)	(3,879,044)
Other expense:
Interest expense	(106,140)	(126,507)	(335,576)	(361,273)
Total other expense	(106,140)	(126,507)	(335,576)	(361,273)
Loss before taxes	(680,894)	(1,080,312)	(2,531,955)	(4,240,317)
Income tax expense	—	—	—	—
Net loss	$(680,894)	$(1,080,312)	$(2,531,955)	$(4,240,317)

Net loss applicable to common stockholders	$(680,894)	$(1,080,312)	$(2,531,955)	$(4,240,317)
Net loss per share
Basic and diluted	$(0.04)	$(0.07)	$(0.17)	$(0.28)
Weighted average number of common shares outstanding
Basic and diluted	15,313,383	15,281,324	15,307,939	15,276,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2017	15,302,455	$15,302	$158,867,600	$(96,735,172)	$62,147,730
Stock-based compensation	—	—	593,521	—	593,521
Shares issued for Employee Stock Purchase Plan options	10,928	11	18,385	—	18,396
Net loss	—	—	—	(2,531,955)	(2,531,955)
Balance, September 30, 2018	15,313,383	$15,313	$159,479,506	$(99,267,127)	$60,227,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,531,955)	$(4,240,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	301,651	339,272
Amortization of intangibles	2,207,840	2,787,236
Amortization of debt issuance costs	70,426	54,775
Provision for doubtful accounts	1,005,622	618,939
Stock-based compensation	593,521	1,540,817
Changes in operating assets and liabilities:
Accounts receivable	(1,895,297)	14,179,492
Prepaid expenses and other current assets	63,194	140,431
Security deposits and other assets	264,868	533,810
Accounts payable and accrued liabilities	2,253,156	(17,482,818)
Deferred revenue and other liabilities	(220,098)	(113,269)
Net cash provided by (used in) operating activities	2,112,928	(1,641,632)
Cash flows from investing activities:
Purchase of property and equipment	(43,371)	(40,167)
Purchase of capitalized software development	(159,930)	(207,889)
Net cash used in investing activities	(203,301)	(248,056)
Cash flows from financing activities:
Proceeds from credit facilities	74,818,231	81,939,205
Repayments of credit facilities	(76,717,277)	(79,991,362)
Debt issuance costs	—	(234,334)
Proceeds from shares issued for Employee Stock Purchase Plan	18,396	11,972
Repayments of capital lease obligations	(36,001)	(48,206)
Net cash provided by (used in) financing activities	(1,916,651)	1,677,275
Net decrease in cash and cash equivalents	(7,024)	(212,413)
Cash and cash equivalents at beginning of period	1,055,281	1,328,174
Cash and cash equivalents at end of period	$1,048,257	$1,115,761

Supplemental cash flow information:
Cash paid for interest	$271,620	$270,094

Supplemental non-cash activities:
Sale of goodwill and intangible assets	$246,585	$—
Investment in Earth Media Partners, LLC	$(246,585)	$—
Draw on Citizens ABL facility	$—	$9,250,000
Repayment of Regions line of credit	$—	$(9,250,000)
Draw on Citizens ABL facility for repayment of capital lease obligation	$—	$212,609
Debt issuance costs financed with Citizens ABL facility	$—	$235,173

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

Liquidity – As of September 30, 2018 and December 31, 2017, our working capital balance was $3,045,135 and $4,243,990, respectively.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2018 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2017 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and totaled 3,486,131 and 3,094,321 shares at September 30, 2018 and 2017, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,752,566	1,360,756
Warrants	1,733,565	1,733,565
Total anti-dilutive securities excluded from diluted loss per share	3,486,131	3,094,321

Recent Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, we adopted ASU 2014-09 using the full retrospective approach for all ongoing customer contracts.  There was no impact to our financial statements as a result of adopting ASU 2014-09 for the nine months ended September 30, 2018 and 2017.  See Note 8 for additional information and disclosures related to this amended guidance.

Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The update improves financial reporting about leasing transactions by requiring a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. We will adopt ASU 2016-02 in the first quarter of 2019 and are in the process of aggregating and evaluating lease arrangements and implementing new processes.  Although we are still in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements, we currently believe that the most significant change will be related to the recognition of a right-of-use asset and lease liability on our balance sheet for our real estate operating lease.  The impact on our results of operations and cash flows is not expected to be material.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  The adoption of the standard is not expected to have a material effect on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Property and Equipment, net, and Other Assets

At September 30, 2018 and December 31, 2017, property and equipment, net, and other assets consisted of the following:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,446,746 and $2,193,231 as of September 30, 2018 and December 31, 2017, respectively	$698,587	$956,867
Security deposits and other assets	345,192	363,475
Property and equipment, net, and other assets	$1,043,779	$1,320,342

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended September 30, 2018 was $97,679, including $45,576 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts, and was $301,651 for the nine months ended September 30, 2018, including $136,574 of depreciation expense reflected within “Cost of revenue.”  Depreciation expense for the three months ended September 30, 2017 was $110,582, including $43,462 of depreciation expense reflected within “Cost of revenue,” and was $339,272 for the nine months ended September 30, 2017, including $126,761 of depreciation expense reflected within “Cost of revenue.”  At September 30, 2018, the carrying value of our capital lease assets was $165,630, net of $334,467 of accumulated depreciation. At December 31, 2017, the carrying value of our capital lease assets was $243,778, net of $256,319 of accumulated depreciation.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues, and accounts receivable as of the Closing Date.  Following the Closing Date, Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  In addition to our investment in Earth Media Partners, LLC, we accrued a receivable in the amount of $39,521 related to the earn-out as of September 30, 2018.  The carrying amount of our investment and the accrued earn-out receivable are included in other assets.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

September 30, 2018 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,242,055	4,637,624	1,604,431
Patents	7 years	230,683	230,683	—
Software	7 years	1,890,791	631,822	1,258,969
Customer lists	5 years	307,153	304,653	2,500
Total finite lived intangible assets		$21,390,682	$18,524,782	$2,865,900

December 31, 2017	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$11,342,000	$1,378,000
Trademarks	7 years	6,242,055	3,969,576	2,272,479
Patents	7 years	230,683	230,683	—
Software	7 years	1,904,279	548,163	1,356,116
Customer lists	5 years	307,153	282,153	25,000
Total finite lived intangible assets		$21,404,170	$16,372,575	$5,031,595

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2017	$58,337,290
Adjustment related to Earth911, Inc. asset sale	(128,800)
Goodwill balance at September 30, 2018	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $354,623 and $935,567 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to finite lived intangible assets was $2,207,840 and $2,787,236 for the nine months ended September 30, 2018 and 2017, respectively.

We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.  See Note 3 for discussion of sale of certain assets related to Earth911, Inc.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2018 with no impairment recorded.

5.  Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Accounts payable	$14,857,300	$12,739,117
Accrued taxes	599,755	807,037
Employee compensation	610,998	434,358
Other	438,921	273,306
	$16,506,974	$14,253,818

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

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus a margin ranging from 1.0% to 1.5% (6.50% as of September 30, 2018), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (4.46% as of September 30, 2018). The maturity date of the ABL Facility is February 24, 2022.

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

The amount of interest expense related to borrowings for the three months ended September 30, 2018 and 2017 was $81,644 and $100,511, respectively.  The amount of interest expense related to borrowings for the nine months ended September 30, 2018 and 2017 was $247,071 and $297,870, respectively.  Debt issuance cost of $469,507 is being amortized to interest expense over the life of the ABL Facility beginning March 1, 2017.  As of September 30, 2018, the unamortized portion of the debt issuance costs was $320,830.  The amount of interest expense related to the amortization of the discount on the ABL Facility for the nine months ended September 30, 2018 was $70,426.  As of September 30, 2018, the ABL Facility borrowing base availability was $11,974,000 and the outstanding liability was $4,934,877, net of unamortized debt issuance cost of $320,830. There were no draws made on the equipment loan facility as of September 30, 2018.

7. Capital Lease Obligations

At September 30, 2018 and December 31, 2017, total capital lease obligations outstanding consisted of the following:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Capital lease obligations, imputed interest at 4.99% to 13.29%, with monthly payments of approximately $6,000, expiring through September 2019, secured by computer and office equipment	$5,663	$41,664
Total	5,663	41,664
Less: current maturities	(5,663)	(39,067)
Long-term portion	$—	$2,597

Our capital lease obligations are included within “Deferred revenue and other current liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.  The amount of interest expense related to our capital leases for the three months ended September 30, 2018 and 2017 was $232 and $992, respectively.  The amount of interest expense related to our capital leases for the nine months ended September 30, 2018 and 2017 was $1,275 and $5,090, respectively.

8. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations.  In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid as well as minor ancillary services.

Revenue Recognition

We recognize revenue as services are performed or products are delivered.  For example, we recognize revenue as waste and recyclable material are collected or when products are delivered.  We recognize revenue net of any contracted pricing discounts or rebate arrangements.

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment.  We record amounts collected from customers for sales tax on a net basis.  We previously had a contract accounted for as a net basis management fee contract, with revenue of $78,145 and gross billings of $2,173,022 for the nine months ended September 30, 2017.  This management fee contract ended in the second quarter of 2017, and we currently have no other net basis contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Sales and usage-based taxes are excluded from revenue.  Three customers accounted for 48.6% of revenue for the three months ended September 30, 2018, and three customers accounted for 52.0% of revenue for the three months ended September 30, 2017.  Three customers accounted for 50.1% of revenue for the nine months ended September 30, 2018, and three customers accounted for 57.8% of revenue for the nine months ended September 30, 2017.  We operate primarily in the United States, with minor services in Canada.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue Type:
Services	$23,412,066	$29,128,182	$70,742,475	$107,044,434
Product sales and other	2,508,149	2,802,368	7,802,289	8,796,532
Total revenue	$25,920,215	$31,930,550	$78,544,764	$115,840,966

Contract Balances

Our incremental direct costs of obtaining a customer contract are generally deferred and amortized to selling, general, and administrative expense or as a reduction to revenue (depending on the nature of the cost) over the estimated life of the customer contract.  We classify our contract acquisition costs as current or noncurrent based on the timing of when we expect to recognize the amortization and are included in other assets.

As of September 30, 2018 and December 31, 2017, we had $61,200 and $136,139, respectively, of deferred contract costs.  During the three months ended September 30, 2018, we amortized $53,750 and nil of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the nine months ended September 30, 2018, we amortized $157,500 and $36,139 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the three months ended September 30, 2017, we amortized nil and $18,070 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the nine months ended September 30, 2017, we amortized $110,000 and $54,208 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.

Certain customers are billed in advance, and, accordingly, recognition of related revenues is deferred as a contract liability until the services are provided and control transferred to the customer.  As of September 30, 2018 and December 31, 2017, we had $88,991 and $309,089, respectively, of deferred revenue, the majority of which was classified in “Deferred revenue and other current liabilities.”

9. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of September 30, 2018 and December 31, 2017, and we have recorded a valuation allowance of $11,980,000 and $12,150,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2018 and December 31, 2017, we had federal income tax net operating loss carryforwards of approximately $19,500,000 and $19,700,000, which expire at various dates beginning in 2031.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 15,313,383 and 15,302,455 shares were issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  On May 16, 2018, we issued 10,928 shares of common stock to employees for $18,396 under our ESPP for options that vested and were exercised.  We recorded expense of $9,317 and $14,686 related to the ESPP for the nine months ended September 30, 2018 and 2017, respectively.

Warrants – At September 30, 2018, we had outstanding exercisable warrants to purchase 1,733,565 shares of common stock.

The following table summarizes the warrants issued and outstanding as of September 30, 2018:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	09/24/2014	09/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,733,565

Stock Options – We recorded stock option expense of $584,204 and $479,256 for the nine months ended September 30, 2018 and 2017, respectively.  The following table summarizes the stock option activity for the nine months ended September 30, 2018:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2017	1,389,816	$1.17 — $26.00	$8.39
Granted	400,000	$2.39 — $2.47	$2.39
Canceled/Forfeited	(37,250)	$2.39 — $23.20	$5.98
Outstanding at September 30, 2018	1,752,566	$1.17 — $26.00	$7.07

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; exposure to significant interest, currency, or credit risks arising from our financial instruments; sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months; and estimated amortization expense of intangible assets for future periods.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Three and Nine Months Ended September 30, 2018 and 2017 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$25,920,215	$31,930,550	$78,544,764	$115,840,966
Cost of revenue	21,449,658	27,904,006	66,098,602	103,180,609
Gross profit	4,470,557	4,026,544	12,446,162	12,660,357
Operating expenses:
Selling, general, and administrative	4,638,585	3,977,662	12,269,625	13,539,654
Depreciation and amortization	406,726	1,002,687	2,372,916	2,999,747
Total operating expenses	5,045,311	4,980,349	14,642,541	16,539,401
Operating loss	(574,754)	(953,805)	(2,196,379)	(3,879,044)
Interest expense	(106,140)	(126,507)	(335,576)	(361,273)
Income tax expense	—	—	—	—
Net loss	$(680,894)	$(1,080,312)	$(2,531,955)	$(4,240,317)

Three and Nine Months Ended September 30, 2018 compared to Three and Nine Months Ended September 30, 2017

Revenue

For the quarter ended September 30, 2018, revenue was $25.9 million, a decrease of $6.0 million, or 18.8%, compared with $31.9 million for the quarter ended September 30, 2017.  For the nine months ended September 30, 2018, revenue was $78.5 million, a decrease of $37.3 million, or 32.2%, compared with $115.8 million for the nine months ended September 30, 2017.  As part of our strategic plan, we took actions during 2017 to transition our business to deliver improved operational and financial performance, which included making sustainable improvements to our procurement processes, as well as taking a disciplined approach to customer acquisition and renewal.  Primarily as a result of changes in our mix of services, including exiting less profitable services with certain customers in the latter half of 2017, we experienced an overall decrease in revenue for the quarter and nine months ended September 30, 2018 relative to the comparable periods in 2017, which was partially offset by increased service revenue from the continuing and new customer base.

Cost of Revenue/Gross Profit

Cost of revenue decreased $6.5 million to $21.4 million for the quarter ended September 30, 2018 from $27.9 million for the quarter ended September 30, 2017.  Cost of revenue decreased $37.1 million to $66.1 million for the nine months ended September 30, 2018 from $103.2 million for the nine months ended September 30, 2017. The decreases were primarily due to the changes in our mix of services, decreased cost of certain contracted services, and reductions of services with certain customers, partially offset by increased services from both our continuing and new customer base.

Gross profit increased $444,000 for the quarter ended September 30, 2018 compared with the quarter ended September 30, 2017.  The gross profit margin rose to 17.2% for the third quarter of 2018 compared with 12.6% for the third quarter of 2017.  Gross profit decreased $214,000 to $12.5 million for the nine months ended September 30, 2018 from $12.7 million for the nine months ended September 30, 2017.  The gross profit margin rose to 15.8% for the nine months ended September 30, 2018 compared with 10.9% for the nine months ended September 30, 2017.  The changes in gross profit and increase in gross profit margin percentage for the three months and nine months ended September 30, 2018 were primarily due to the net effect of reductions of services with certain customers, the overall lower cost of subcontracted services, and the exiting of lower margin services with certain customers.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity index adjustments for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

Operating expenses were relatively flat at approximately $5.0 million for the three months ended September 30, 2018 and 2017.  Operating expenses were $14.6 million and $16.5 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $1.9 million.

Selling, general, and administrative expenses were $4.6 million and $4.0 million for the three months ended September 30, 2018 and 2017, respectively, an increase of approximately $661,000. The increase for the three months ended September 30, 2018 was primarily related to an increase in labor related expenses of approximately $140,000 and an increase in bad debt expense of $610,000 reflecting our assessment of collectability of accounts receivable related to a customer’s bankruptcy filing, offset by a decrease in stock related compensation of $170,000.  Selling, general, and administrative expenses were $12.3 million and $13.5 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of approximately $1.3 million. The decrease for the nine months ended September 30, 2018 was primarily related to decreases in stock related compensation of $945,000, travel related expenses of approximately $120,000, labor related expenses of approximately $291,000, and severance costs of $306,000, offset by an increase in bad debt expense of $610,000 to reflect our assessment of collectability of accounts receivable related to a customer’s bankruptcy filing.

Operating expenses also included depreciation and amortization of approximately $407,000 and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of approximately $596,000. Depreciation and amortization expenses were approximately $2.4 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of approximately $627,000.  The decrease in depreciation and amortization for the three and nine months ended September 30, 2018 was primarily due to lower amortization related to certain intangible assets that were fully amortized as of July 2018.

Interest Expense

For the three months ended September 30, 2018, interest expense decreased by $20,000 to $106,000 from $126,000 for the three months ended September 30, 2017.  For the nine months ended September 30, 2018, interest expense decreased $25,000 to $336,000 from $361,000 for the nine months ended September 30, 2017.  The decreases were primarily due to lower average outstanding balances on our revolving credit facility.  See Note 6 to our condensed consolidated financial statements for a discussion of our revolving credit facility.

Net Loss

Net loss for the quarter ended September 30, 2018 was $681,000 compared with a net loss of $1.1 million for the quarter ended September 30, 2017.  Net loss for the nine months ended September 30, 2018 was $2.5 million compared with a net loss of $4.2 million for the nine months ended September 30, 2017.  The explanations above detail the majority of the changes related to the decrease in net loss.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volume and mix of services provided, as well as customer mix during the reporting period.

Loss per Share

Net loss per basic and diluted share was $(0.04) for the quarter ended September 30, 2018 compared with a net loss per basic and diluted share of ($0.07) for the quarter ended September 30, 2017. The weighted average number of shares of common stock outstanding increased to 15.3 million for the three months ended September 30, 2018 from slightly under 15.3 million shares for the three months ended September 30, 2017.

Net loss per basic and diluted share was $(0.17) for the nine months ended September 30, 2018 compared with a net loss per basic and diluted share of $(0.28) for the nine months ended September 30, 2017.  The weighted average number of shares of common stock outstanding increased to 15.3 million for the nine months ended September 30, 2018 from slightly under 15.3 million for the nine months ended September 30, 2017.  The increase in the share count for the three and nine months ended September 30, 2018 was primarily related to the issuance of shares under our Employee Stock Purchase Plan during 2018 and 2017.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” as another metric to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three and nine months ended September 30, 2018, other adjustments totaled $610,272 and $661,956, respectively, and included an adjustment to bad debt expense of $610,272 to reflect our assessment of collectability of accounts receivable related to a customer’s bankruptcy filing.  Other adjustments for the nine months ended September 30, 2018 also include legal fees related to our sale of certain assets of Earth911, Inc.  For the three and nine months ended September 30, 2017, other adjustments of $63,489 and $307,860 included certain severance costs.

The following table reflects Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(680,894)	$(1,080,312)	$(2,531,955)	$(4,240,317)
Depreciation and amortization	452,302	1,046,150	2,509,491	3,126,508
Interest expense	106,140	126,507	335,576	361,273
Stock-based compensation expense	186,806	357,097	593,521	1,540,817
Other adjustments	610,272	63,489	661,956	307,860
Income tax expense	—	—	—	—
Adjusted EBITDA	$674,626	$512,931	$1,568,589	$1,096,141

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, we had $1.1 million in cash and cash equivalents. Working capital was $3.0 million as of September 30, 2018 compared with $4.2 million as of December 31, 2017.

We derive our primary sources of funds for conducting our business activities from sales of services, recycled commodities, and consulting; borrowings under our credit facilities; and the sale of our equity securities to investors. We require working capital primarily to carry accounts receivable, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, withstand adverse economic conditions, fund potential acquisition transactions, and pursue goals and strategies.

We believe our existing cash and cash equivalents of $1.0 million, our borrowing capacity under our $20.0 million ABL Facility (which was $12.0 million as of September 30, 2018), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the capital markets with placements of our securities.

Cash Flows

The following discussion relates to the major components of our cash flows for the nine months ended September 30, 2018 and 2017.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.1 million for the nine months ended September 30, 2018 compared with net cash used in operating activities of $(1.6) million for the nine months ended September 30, 2017.

Net cash provided by operating activities for the nine months ended September 30, 2018 related primarily to the net effect of the following:

•	net loss of $2.5 million;
•	offset by non-cash items of $4.2 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash provided by the net change in operating assets and liabilities of $0.5 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash used in operating activities for the nine months ended September 30, 2017 related primarily to the net effect of the following:

•	net loss of $4.2 million;
•	offset by non-cash items of $5.3 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $2.7 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $203,000 and $248,000, respectively, primarily from costs related to software development and purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $(1.9) million for the nine months ended September 30, 2018, primarily from net repayments on our revolving credit facility.  Cash provided by financing activities was $1.7 million for the nine months ended September 30, 2017, primarily from net draws from our revolving credit facility.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility.

Inflation

We do not believe that inflation had a material impact on us during the nine months ended September 30, 2018 and 2017.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, long-lived assets, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit No.	Exhibit

10.5(h) *	2012 Incentive Compensation Plan, as amended and restated (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as Exhibit 10 to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 2018.
*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 13, 2018	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: November 13, 2018	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer