Form 10-K
period 2018-12-31
Quest Resource Holding Corp
filed 2019-03-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of common stock held by non-affiliates of the registrant (6,622,026 shares) based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $12,846,730. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2019, there were outstanding 15,328,870 shares of the registrant’s common stock, par value $0.001 per share.

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

Specific forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that our recycling services are comprehensive, innovative, and cost effective; our belief that the 2018 improvements in gross profit reflect the execution of our strategy to transition our business to better leverage our value-added services offerings to achieve sustainable improvements to our procurement operations, and to utilize our disciplined approach to customer acquisition and renewal; our belief that a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth; our belief that we are not exposed to significant interest, currency, or credit risks arising from our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, revolving credit facility, and capital lease obligations; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business; our plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider industry-leading collection, processing, and data reporting; our plan to expand the types of waste streams and recyclables covered by our services; our plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry; our plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value; our intention to continue to enhance the comprehensive, one-stop recycling services that we provide for the waste streams and recyclables produced by our business customers; our intention to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals; our intention to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and a national footprint that we believe provides us with competitive advantages in expanding our customer base; our intention to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns; our expectation that the recycling industry will continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills; our expectation that the EPA and state and local governments will continue the present trend of restricting the amount of potentially recyclable material bound for landfills; our belief that governmental restrictions, along with the economic value of recyclables, may create additional opportunities as proper disposal of materials becomes more specialized; our goal to be a leading environmental services company; the key elements of our strategy to achieve our goal; our plans to continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers; our belief that there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information; our plan to increase our sales and marketing efforts; our strategic goal to continue to diversify our customer base; our intention to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations; our plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable  and waste materials for businesses; our belief that this strategy results in a scalable business model; our expectations regarding capital expenditures; our plan to increase our recycling and waste services business; our expectations regarding our capital requirements and the uses of such capital; our plan to continue to expand our work force to continue to enhance our business and operating results; our belief that there is significant competition for qualified personnel with the skills and knowledge that we require; our expectation

ii

that we will enter into strategic alliances; our plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities; our acquisition strategy; our belief that the compensation we have historically paid to our executive officers and certain of our employees is within the lower quartile of compensation paid by companies similar to us; our intention to issue additional securities pursuant to our equity incentive plan and our employee stock purchase plan may issue equity or convertible securities in the future; our plan to retain any future earnings to finance our operations and growth plans; our belief that the mix of our largest customers will continue to change over time; and our belief that our existing cash and cash equivalents, available borrowing under our credit facility, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box, food chain, and other retailers; automotive repair, maintenance, and tire operations; truck and bus fleet operators; manufacturing plants; multi-family and commercial properties; and construction and demolition projects. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, food waste, meat renderings, cooking oil and grease, plastics, cardboard, metal, glass, paper, construction debris, as well as a large variety of hazardous and non-hazardous solid and liquid wastes.  In addition, we offer products such as antifreeze and windshield washer fluid as well as other minor ancillary services.

We also provide information and data that tracks and reports the environmental results of our services and provides actionable data to improve business operations.  The data we generate also enables our customers to achieve and satisfy their environmental and sustainability goals and responsibilities.

Industry Overview

The multi-billion dollar solid waste collection and disposal business drives the overall waste industry. The size of the recycling industry has increased in recent years and is expected to continue to increase as environmental concerns increase and as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills and to enhance their environmental concern reputations. Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase. There is recognition by U.S. public agencies, consumers, and consumer products manufacturers that many items deposited in landfills have commodity value or usability as material for new products. Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling a cost-attractive alternative.

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
•

Emphasize Monetary and other Benefits of Recycling. We intend to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals.

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

•

Maintain Virtual Facilities and Equipment. We plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and selling recyclable materials at volumes that provide favorable prices; enables us to render our services on a national basis without the need for an extensive workforce, multiple facilities, or numerous vehicles; allows us to negotiate with multiple subcontractors to optimize our pricing; and reduces our capital expenditures and working capital requirements.

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

Services

Recycling and Waste Services

We provide businesses across multiple industry sectors with single source solutions for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations.  Our solutions provide a single point of contact for managing the wide variety of disposables and recyclables produced.  Our services can help our customers lower their operational expenses, maximize the value of their recyclable commodities, and help them foster environmental stability and sustainability.  We can provide disposal and recycling services for virtually all forms of solids and liquids, although our current services primarily relate to used motor oil, oil filters, scrap tires, solid waste, metals, grease, cooking oil, food waste, and expired food products.  We are also capable of providing our recycling services for a variety of other materials, including glass, cardboard, and paper; industrial cleaning (separator cleaning and tank cleaning); plastics; construction debris; universal waste (batteries, mercury, lights); regulated waste; and electronic devices.

In addition, we help customers to safely transport, treat, and dispose of a full spectrum of non-recyclable hazardous waste.

Our value proposition to our business customers is simple. We seek to

•	ensure our customers can focus on their core businesses instead of waste disposal and recycling;
•	provide cost-effective choices that lower operational expenses and maximize the value of recyclable commodities;
•	help our customers with flexible programs that work toward environmental sustainability by lowering the percentage of the waste streams that must be disposed of in landfills;
•	assist our customers with liability protection and services to assist with environmental compliance;
•	provide our customers with a centralized point of contact with the convenience of 24/7/365 support; and
•	provide cloud-based, centralized data collection, environmental tracking, and reporting.

Many waste materials (such as scrap metal, cardboard, plastics, used cooking oil, and automotive fluids) have commodity value that can be recovered and converted into new products and resources.  Recovering valuable materials is a key factor in zero-waste initiatives and presents a profitable opportunity for businesses.  The recovery of valuable materials is a strong motivator to educate businesses and consumers about proper disposal.

We provide our services on a national basis as well as in certain international regions. We currently service tens of thousands of locations for various customers throughout the United States (including Puerto Rico) and Canada. Our customers generally have multiple locations. We continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers.

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

Landfill Diversion of Food Waste

According to the EPA and the U.S. Department of Agriculture, approximately one-third of the nation’s food, or about 133 billion pounds of food per year, goes to waste. The EPA has found that discarded food is one of the largest components (depending on classification) of the nation’s solid waste. The issue of how to reduce such waste is critical. We are currently developing targeted programs, based on our Reduce-Reuse-Recycle-Manage platform, to address these issues.

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

Sales and Marketing

We market our recycling services throughout the United States primarily through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on emphasizing the benefits of our nationwide, one-stop, comprehensive service offerings and the ability to lower our customers’ operational expenses, maximize the value of their recyclable commodities, and foster the benefits of environmental sustainability. We plan to continue to increase our sales and marketing efforts.

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

Customers

We generally enter into multi-year contracts, typically from two to three years, with our customers that are designed to provide us with recurring monthly revenue. These contracts structure our revenue primarily in three ways: fixed fee, contracted pricing, or revenue from the sale of commodities.

Our business depends to a significant extent on revenue from our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Three customers accounted for 51% of our revenue for the year ended December 31, 2018, and two customers accounted for 44% of our revenue for the year ended December 31, 2017. Our largest customers in fiscal 2018 were different from those in fiscal 2017, and we believe that the mix of our largest customers will continue to change over time.

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

Competitors

Recycling and Waste Disposal Services

The recycling and waste disposal industry as a whole is dominated by large multi-billion dollar companies, such as Waste Management and Republic Services. To date, these large companies have concentrated on their traditional business of collecting waste for disposal in their landfills rather than recycling, which reduces the need for landfills. The strategies of these large companies could change at any time, and we could begin to experience substantially increased competition from them. These companies have substantially greater market recognition, substantially larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages over us. As a result, they may be able to devote greater resources to the promotion and sale of services similar to those we offer, to provide comparable services at lower prices, and to introduce new solutions and respond to customer requirements more quickly than we can.

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

Equipment and Installation

We currently pursue an “asset light” strategy that utilizes third-party subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. We do not own significant recycling or waste management assets, such as trucks or landfills, or have a significant number of employees devoted to in-the-field recycling operations. As part of our operations, we maintain strong relationships with a multitude of subcontractors to ensure that proper equipment, including recycling containers, container shredders, and bulk oil containers, and installation services are provided to our customers. Our more than 3,500 third-party relationships currently provide us with an estimated 30,000 trained professionals, 25,000 trucks, and over 1,000 recycling facilities. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best cost of service, and reduces our capital expenditures and working capital requirements.

Employees

As of December 31, 2018, we employed a total of 95 persons, of whom four were executive employees, 54 were administrative and customer services employees, 31 were accounting and finance employees and six were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

We own or have filed applications for numerous federally registered trademarks and logos, including the following:

•	QUEST RESOURCE MANAGEMENT GROUP (and “Circle” design);
•	QUEST RESOURCE HOLDING CORPORATION (and “Q” design)
•	YOUCHANGE;
•	SUSTAINABILITY DELIVERED;
•	GENEX ANTI-FREEZE GROUP (and “X” design);
•	GENEX WINDSHIELD WASHER FLUID (and “X” design); and
•	TO CHALLENGE, MANAGE, AND INFORM.

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

We have incurred recurring net losses, including net losses of $2,438,981 in 2018 and $5,820,276 in 2017. As a result of ongoing operating losses, we had an accumulated deficit of $99,174,153 as of December 31, 2018. We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, expand the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, implement internal systems and infrastructure, and hire additional personnel. As a result, we may continue to incur losses as we expand our business. There is no assurance that we will achieve or maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth under “Risk Factors” or are included elsewhere in this Annual Report on Form 10-K.  If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

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

The success of our business depends to a certain extent on our relationship with our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Three customers accounted for 51% of our revenue for the year ended December 31, 2018, and two customers accounted for 44% of our revenue for the year ended December 31, 2017.  Our largest customers in fiscal 2018 were different from those in fiscal 2017, and we believe that the mix of our largest customers will continue to change over time.  Our contractual arrangements with our major customers generally are on a multi-year basis and pertain to the management of only certain forms of materials.  Our failure to maintain our business with our largest customers or any other large customer could have an adverse effect on our business.

Although we have long-term relationships with many of the customers to which we provide recycling services, their ability to cancel, reduce, or delay our service offerings to them could reduce our revenue and increase our costs.

Although customers for our services, including our largest customers, generally enter into multi-year contracts, typically from two to three years, they do not typically provide us with firm, long-term volume commitments. As a result, our customers are able to cancel, reduce, or delay our services to them at any time. If our service offerings are cancelled, delayed, or reduced, our revenue would decline.

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

Our future operating results will depend to a significant extent on our ability to continue to provide efficient and innovative recycling, reuse, and disposal services that compare favorably with alternative services on the basis of cost, performance, and customer preferences. Our success in maintaining and growing with our existing customers and attracting new customers depends on various factors, including the following:

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

We outsource the collection, processing, recycling, and disposal of waste streams and recyclables to independent third-party subcontractors. We rely on our subcontractors to maintain high levels of service. The loss of our relationships with our subcontractors, or their failure to conduct their services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to service our customers in accordance with required service, quality, and performance requirements. If this were to occur, the resulting decline in profitability could harm our business. Securing new high-quality and cost-effective subcontractors frequently is time-consuming and may not be successful, which could result in reduced revenue and various unforeseen operational problems.

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

We may incur liabilities for damage to the environment as a result of the operations of our third-party subcontractors. While we do not conduct physical haulage, recycling, or disposal operations, we retain third-party service providers to carry on those activities. These operations may expose us to liability for environmental damages, in some cases even if we did not directly cause the environmental damage. Further, under our agreements with our customers, we are often required to indemnify our customers from any liabilities or claims arising out of our actions or those of our subcontractors and from any release, threatened release, handling, or storage of hazardous and other materials from our customers’ premises as a result of or connected with the performance of services by us or our subcontractors to our customers. If we were to incur substantial liability for environmental damage, our or our subcontractors’ insurance coverage may not cover or may be inadequate to cover such liability. Also, because of the variable condition of the insurance market, we may experience future increases in self-insurance levels, increased retention levels, and increased premiums. This could have a material adverse impact on our financial condition, results of operations, and cash flows.

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

The waste materials industry as a whole is dominated by large national players, such as Waste Management and Republic Services. To date, these large companies have concentrated on their traditional business of collecting waste for disposal in their landfills rather than recycling. The strategies of these large companies could change at any time, and we could begin to experience substantially increased competition from them. These companies have substantially greater market recognition, substantially larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages over us. As a result, they are able to devote greater resources to the promotion and sale of services similar to those that we provide, to provide comparable services at lower prices, and to introduce new solutions and respond to customer requirements more quickly than we can.

Our ability to compete successfully in the recycling services market depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing new solutions;
•	our ability to predict the evolving needs of our customers and to convince them to use our services;
•	our ability to meet our customer’s requirements in terms of cost, reliability, speed, and capacity;
•	the quality of our customer services; and
•	service introductions by our competitors or potential competitors.

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

Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. We plan to continue to expand our work force to continue to enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have substantially greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to retain our current key personnel or attract the necessary qualified key personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

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

Our acquisition strategy entails reviewing and potentially reorganizing acquired business operations, corporate infrastructure, and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. In addition, we may encounter difficulties in integrating the operations of acquired businesses with our own operations or managing acquired businesses profitably without substantial costs, delays, or other operational or financial problems.

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

Our reporting obligations as a public company will place a significant strain on our management and our operational and financial resources and systems for the foreseeable future. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business, and negatively impact the trading price of our common stock.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2018, we had 15,328,870 shares of our common stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2018, we had 3,506,631 shares of common stock issuable upon the exercise of outstanding stock options and warrants under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

As of March 1, 2019, there were 15,328,870 shares of common stock outstanding and approximately 155 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the year ended December 31, 2018.

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

Years Ended December 31, 2018 and 2017 Operating Results

Our consolidated financial statements include the operating activities of our company and our subsidiaries for the years ended December 31, 2018 and 2017.

The following table summarizes our operating results for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Revenue	$103,805,432	$138,346,327
Cost of revenue	86,942,718	122,633,815
Gross profit	16,862,714	15,712,512
Operating expenses:
Selling, general, and administrative	16,163,153	17,078,033
Depreciation and amortization	2,700,809	3,986,725
Total operating expenses	18,863,962	21,064,758
Operating loss	(2,001,248)	(5,352,246)
Interest expense	(437,733)	(468,030)
Income tax expense	—	—
Net loss	$(2,438,981)	$(5,820,276)

Year Ended December 31, 2018 compared with Year Ended December 31, 2017

Revenue

For the year ended December 31, 2018, revenue was $103.8 million, a decrease of $34.5 million, or 25.0%, compared with revenue of $138.3 million for the year ended December 31, 2017.

As part of our strategic plan, we took actions during 2017 to transition our business to deliver improved operational and financial performance, which included making sustainable improvements to our procurement processes, as well as taking a disciplined approach to customer acquisition and renewal.  Primarily as a result of changes in our mix of services, including exiting less profitable services with certain customers in the latter half of 2017, we experienced an overall decrease in revenue for the year ended December 31, 2018 relative to 2017.

Cost of Revenue/Gross Profit

Cost of revenue decreased $35.7 million, or 29.1%, to $86.9 million for the year ended December 31, 2018 from $122.6 million for the year ended December 31, 2017.  The decrease was primarily due to the changes in our mix of services, decreased cost of certain contracted services, and reductions of services with certain customers, partially offset by increased services from both our continuing and new customer base.

The year-over-year decrease in revenue was more than offset by a net decrease in cost of revenue, resulting in increased gross profit dollars and gross margin performance in 2018.  Gross profit increased $1.2 million, or 7.3%, to $16.9 million for the year ended December 31, 2018 from $15.7 million for the year ended December 31, 2017.  Our gross margin was 16.2% of 2018 revenue compared with 11.4% in 2017.  The increase in gross profit dollars and gross margin percentage for the year ended December 31, 2018 was primarily due to overall lower cost of subcontracted services, our exiting lower margin services with certain customers, and increased higher margin services from both continuing and new customers, partially offset by reductions of services with certain customers.

We believe that the 2018 improvements in gross profit reflect the execution of our strategy to transition our business to better leverage our value-added services offerings in order to achieve sustainable improvements to our procurement operations, and to utilize our disciplined approach to customer acquisition and renewal.  We believe a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth.  While this approach negatively affected revenue in 2018, it resulted in year-over-year growth in gross profit for 2018 compared with 2017.

Revenue and gross margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency of services delivered, service price and commodity index adjustments, cost of subcontracted services, and the sales mix of services provided in any one reporting period.

Operating Expenses

For the year ended December 31, 2018, operating expenses decreased $2.2 million to $18.9 million from $21.1 million for fiscal 2017. Selling, general, and administrative expenses were $16.2 million and $17.1 million for the years ended December 31, 2018 and 2017, respectively, a year-over-year decrease of $915,000.  The decrease primarily related to decreases in labor and related expenses of approximately $280,000; stock-based compensation for employees, board members, and consultants of $915,000; professional fees of $160,000; and travel expense of $150,000, offset by a net increase in bad debt and collection expense of approximately $425,000, which included $610,000 expensed in 2018 to reflect our assessment of collectability of accounts receivable related to a customer’s bankruptcy filing.

Operating expenses also included depreciation and amortization of $2.7 million and $4.0 million for the years ended December 31, 2018 and 2017, respectively.  The decrease in depreciation and amortization expense in 2018 was primarily due to lower amortization related to certain intangible assets that were fully amortized as of July 2018.

Interest Expense

For the year ended December 31, 2018, interest expense decreased $30,000 to $438,000 from $468,000 for 2017 as a result of lower average outstanding balances on our revolving credit facility, partially offset by higher interest rates.  We are amortizing debt issuance costs of $469,507 to interest expense over the life of the Citizens revolving credit facility beginning March 1, 2017 as discussed in Note 6 to our consolidated financial statements.

Net Loss

Net loss for the year ended December 31, 2018 was $2.4 million compared with a net loss of $5.8 million for the year ended December 31, 2017. The explanations above explain the primary changes related to the decrease in net loss.

Our operating results, including revenue, operating expenses, and operating margins, may vary from period to period depending on commodity prices, the blend of services, the nature of the contracts, and sales volumes.

Loss per Share

Net loss per basic and diluted share was $(0.16) for the year ended December 31, 2018 compared with a net loss per basic and diluted share of $(0.38) for the year ended December 31, 2017. The weighted average number of shares of common stock outstanding increased from slightly under 15.3 million as of December 31, 2017 to 15.3 million as of December 31, 2018. The increase in the share count was primarily from the issuance of shares for Employee Stock Purchase Plan during 2017 and 2018.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  In 2018, other adjustments aggregated $661,956 and included an adjustment to bad debt expense of $610,272 to reflect our assessment of collectability of accounts receivable related to a customer’s bankruptcy filing.  Other adjustments in 2018 also included legal fees related to our sale of certain assets of Earth911, Inc. (now named Quest Sustainability Services, Inc.)  In 2017, other adjustments of $307,860 included certain severance costs.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2018 and 2017:

	As Reported
	Years Ended December 31,
	2018	2017
Net loss	$(2,438,981)	$(5,820,276)
Depreciation and amortization	2,885,212	4,157,261
Interest expense	437,733	468,030
Stock-based compensation expense	793,589	1,709,685
Other adjustments	661,956	307,860
Income tax expense	—	—
Adjusted EBITDA	$2,339,509	$822,560

Liquidity and Capital Resources

As of December 31, 2018, we had $2.1 million of cash and cash equivalents and working capital of $4.0 million, compared with cash and cash equivalents of $1.1 million and working capital of $4.2 million as of December 31, 2017.

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

We believe our existing cash and cash equivalents of $2.1 million, our borrowing capacity under our $20.0 million credit facility (which was $11.3 million as of December 31, 2018), placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the capital markets with placements of our securities.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.0 million for the year ended December 31, 2018 compared with net cash used in operating activities of $(1.7) million for the year ended December 31, 2017.

Cash provided by operating activities for the year ended December 31, 2018 related primarily to the net effect of the following:

•	net loss of $2.4 million;
•	offset by non-cash items of $4.9 million, which related primarily to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	cash provided by the net change in operating assets and liabilities of $549,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Cash used in operating activities for the year ended December 31, 2017 related primarily to the following:

•	net loss of $5.8 million;
•	offset by non-cash items of $6.6 million, which related primarily to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	cash used in the net change in operating assets and liabilities of $2.4 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2018 and 2017 was $240,000 and $315,000, respectively, primarily from costs related to software development and purchases of property and equipment.  The decrease in cash used in 2018 was primarily due to a decline in capitalized software development in 2018 compared with 2017 along with a decrease in the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $(1.7) million for the year ended December 31, 2018, primarily from net repayments of $1.7 million on our revolving credit facility.  Cash provided by financing activities was $1.7 million for the year ended December 31, 2017, primarily from net borrowings of $2.0 million on our revolving credit facility.  See Note 6 to our consolidated financial statements for a discussion of our revolving credit facility.

Inflation

We do not believe that inflation had a material impact on us for the years ended December 31, 2018 or 2017.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Collectability of Accounts Receivable

Our accounts receivable consist primarily of amounts due from customers for the performance of services, and we record the amount net of an allowance for doubtful accounts. To record our accounts receivable at their net realizable value, we assess their collectability, which requires a considerable amount of judgment. We perform a detailed analysis of the aging of our receivables, the credit worthiness of our customers, our historical bad debts, and other adjustments. If economic, industry, or customer specific business trends worsen, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions, such as the adjustment in 2018 to reflect our assessment of collectability of accounts receivable related to a customer’s bankruptcy filing.

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

We performed our most recent goodwill impairment analysis in the third quarter of 2018, utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value-creating activities we are undertaking.  The primary assumptions in our income approach included estimating cash flows and projections.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins or a significant decrease in our anticipated revenue growth could result in the write-off of a portion or all of our goodwill and other intangible assets in future periods.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2018 and 2017, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2018 and 2017, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, revolving credit facility, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of the revolving credit facility, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The following table sets forth certain information regarding our directors as of March 14, 2019:

Name	Age	Position
Mitchell A. Saltz	66	Chairman of the Board
S. Ray Hatch	58	President, Chief Executive Officer, and Director
Jeffrey D. Forte	53	Director
Michael F. Golden	64	Director (2)(3)
Russell J. Knittel	68	Director (1)(2)(3)
Ronald L. Miller, Jr.	54	Director (1)
Barry M. Monheit	72	Director (3)
Sarah R. Tomolonius	38	Director (2)
I. Marie Wadecki	69	Director (1)(2)

(1)	Member of the Audit Committee.
(2)	Member of the Nominations and Corporate Governance Committee.
(3)	Member of the Compensation Committee.

Mitchell A. Saltz has served as Chairman of the Board of our company since October 2012. Mr. Saltz served as Chairman of the Board and co-founder of one of our predecessors, Earth911, Inc., or Earth911, from its inception until October 2012. Mr. Saltz has been since December 2015 Chairman of the Board of That’s Eatertainment Corp., a company formed to create and roll out nationally an entertainment concept centered around a virtual interactive shooting experience utilizing laser technology-based replica firearms and extensive food and beverage offerings, and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Saltz has served as a director of American Outdoor Brands Corporation (formerly Smith & Wesson Holding Corporation), a leading provider of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast, whose stock is listed on the Nasdaq Global Select Market, since October 1998 and previously served as its Chairman of the Board and Chief Executive Officer from February 1998 through December 2003. Mr. Saltz has served as the Chairman and Managing Partner of Southwest Capital Partners, LLC, an investment banking firm, since 2009. Mr. Saltz founded Saf-T-Hammer in 1987, which developed and marketed firearm safety and security products designed to prevent the unauthorized access to firearms, which acquired Smith & Wesson Corp. from Tomkins, PLC in May 2001 and changed its name to American Outdoor Brands Corporation. We believe Mr. Saltz’s history as a founder of one of our predecessors and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Russell J. Knittel has served as a director of our company since April 2015. Mr. Knittel currently serves on the Board of Directors of Synaptics Incorporated. Mr. Knittel served as Interim President and Chief Executive Officer of Synaptics from October 2010 to September 2011; as Executive Vice President from July 2007 to October 2010; as Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer from November 2001 to October 2009; as Senior Vice President from November 2001 to July 2007; and as Vice President of Administration and Finance, Chief Financial Officer, and Secretary from April 2000 to November 2001.  Synaptics is a leading worldwide developer and supplier of custom-designed human interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment and other devices and whose stock is listed on the Nasdaq Global Select Market.  Mr. Knittel also served as a director of Source Photonics, a privately held, equity-backed provider of optical communication products from March 2012 to January 2017, as a director of MarineMax, Inc., a New York Stock Exchange-listed company that is the nation’s largest recreational boat dealer, from June 2009 to February 2014, and as a director of OCZ Technology Group, Inc., formerly a public company, that designed, manufactured, and distributed solid-state drives and computer components, from June 2010 to August 2014. Mr. Knittel holds a Bachelor of Arts degree in Accounting from California State University at Fullerton and a Master of Business Administration degree from San Jose State University. We believe that Mr. Knittel’s experience as an executive officer of a public company, as well as his board service at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Ronald L. Miller, Jr. has served as a director of our company since October 2012. Mr. Miller served as a director of one of our predecessors from July 2010 to October 2012. Mr. Miller has served as Vice President, Chief Financial Officer, and Secretary of That’s Eatertainment Corp. since December 2015 and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Miller is a director and Chairman of the Audit Committee of Item 9 Labs Corp., a developer of technology and products that administer high-quality cannabis health solutions. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2007 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc. We believe Mr. Miller’s prior leadership roles and his investment banking experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Barry M. Monheit has served as a director of our company since October 2012. Mr. Monheit served as the President and Chief Executive Officer of our company from October 2012 until July 2013 and as President, Chief Executive Officer, and director of one of our predecessors, Earth911, from June 2011 until July 2013. Mr. Monheit has served as Vice Chairman of the Board of That’s Eatertainment Corp. since December 2015 and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Monheit has served as a director of American Outdoor Brands Corporation (formerly Smith & Wesson Holding Corporation), a leading provider of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast, whose stock is listed on the Nasdaq Global Select Market, since February 2004 and as Chairman since October 2004.  Mr. Monheit served as a financial and operational consultant from April 2010 until June 2011. From May 2009 until April 2010, Mr. Monheit was a Senior Managing Director of FTI Palladium Partners, a financial consulting division of FTI Consulting, Inc., a New York Stock Exchange-listed global advisory firm dedicated to helping organizations protect and enhance enterprise value in an increasingly complex legal, regulatory, and economic environment. Mr. Monheit was a consultant focusing on financial and operational issues in the corporate restructuring field from January 2005 until May 2009. From July 1992 until January 2005, Mr. Monheit was associated in various capacities with FTI Consulting, Inc., a business advisory firm that provides multidisciplinary solutions to complex challenges and opportunities, serving as the President of its Financial Consulting Division from May 1999 through November 2001. Mr. Monheit was a partner with Arthur Andersen & Co. from August 1988 until July 1992, serving as partner-in-charge of its New York Consulting Division and partner-in-charge of its U.S. Bankruptcy and Reorganization Practice. We believe Mr. Monheit’s service as the former President and Chief Executive Officer of our company and its predecessors, his intimate knowledge and experience with all aspects of the operations, opportunities, and challenges of our company, his extensive experience in financial and operational consulting gained as an executive of major restructuring firms, and his executive experience with major companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Sarah R. Tomolonius has served as a director of our company since September 2016. Ms. Tomolonius is the co-founder and serves as the Vice Chairman of the Sustainability Investment Leadership Council.  Ms. Tomolonius served as Vice President, Marketing and Investor Relations for Arlon Group, a food and agriculture investment firm, from December 2012 to June 2018, and served as Senior Professional, Management Reporting & Analytics from December 2010 to December 2012.  From October 2008 to December 2010, Ms. Tomolonius served as Associate, Investor Relations for Citi Private Equity, a private equity group that was acquired by StepStone Group in October 2010.  From October 2005 to September 2007, Ms. Tomolonius served as Research Analyst, Corporate & Public Affairs Group of Edelman, a global public relations firm.  Ms. Tomolonius served as Program Assistant, Water & Coastal Program of Natural Resources Defense Council, a non-profit international environmental advocacy group, from October 2002 to September 2005.  Ms. Tomolonius also serves as Chair of the Sustainability Committee for the New York Alternative Investment Roundtable.  Ms. Tomolonius served as President of the Board of HeARTs Speak, a nonprofit organization, from February 2014 to February 2017.  We believe that Ms. Tomolonius’s experience in the environmental and financial industries and her focus on sustainability provide the requisite qualifications, skills, perspectives, and experiences that make her well qualified to serve on our Board of Directors.

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

There are no family relationships among any of our directors and executive officers.

Management

The following table sets forth certain information regarding our executive officers as of March 14, 2019:

Name	Age	Position
S. Ray Hatch	58	President and Chief Executive Officer
Laurie L. Latham	62	Senior Vice President and Chief Financial Officer
David P. Sweitzer	56	Executive Vice President and Chief Operating Officer
Richard L. Hobby	49	Senior Vice President of Sales

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

Richard L. Hobby has served as Senior Vice President of Sales of our company since October 2017.  Mr. Hobby served as President and General Manager of Enevo Inc., a waste technology company, from June 2016 to October 2017.  Mr. Hobby served as Senior Vice President of Mid-Market Sales of The Miner Corporation, a material handling and facility maintenance company, from November 2015 to June 2016.  From May 2015 to September 2015, Mr. Hobby served as Vice President of National Accounts - Waste and Recycling Division of Havi Global Solutions L.L.C., a provider of services for the packaging and supply chain industry.  Mr. Hobby Served as Senior Vice President of Sales of SMS Assist, L.L.C., a multisite property management technology company, from January 2014 to May 2015.  From February 2006 to January 2014, Mr. Hobby served in various roles overseeing sales and operations with Oakleaf Waste Management, a provider of waste outsourcing that was acquired by Waste Management, including Vice President of Sales from February 2006 to March 2012, and Senior Director of Food and Retail from September 2012 to January 2014.

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

Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2018, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year ended December 31, 2018 except that the Form 4 filed by Mr. Sweitzer on April 26, 2018 was late.

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring.  Messrs. Golden, Knittel, and Monheit are Class I directors whose terms will expire in 2019 Annual Meeting of Stockholders.  Mr. Forte, Ms. Tomolonius, and Ms. Wadecki are Class II directors whose terms will expire in 2020. Messrs. Hatch, Miller, and Saltz are Class III directors whose terms will expire at the 2021 Annual Meeting of Stockholders.

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

The Nominations and Corporate Governance Committee currently consists of Messrs. Golden and Knittel, Ms. Tomolonius, and Ms. Wadecki. Ms. Wadecki chairs the Nominations and Corporate Governance Committee.

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

Clawback Policy

We adopted a clawback policy in May 2014. In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to use reasonable efforts to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. In addition, we will also have the right to recover incentive compensation (whether cash or equity), if a participant, without our consent, while employed by or providing services to our company or any related entity or after termination of such employment or services, violates a non-competition, non-solicitation, or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with our Corporate Governance Guidelines, Code of Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers, or any other corporate governance materials specified by the SEC or exchange on which our common stock is listed.  This policy is administered by the Compensation Committee of our Board of Directors. The policy is effective for financial statements for periods beginning on or after January 1, 2014. Once final rules are adopted by the SEC regarding the clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we will review this policy and make any amendments necessary to comply with the new rules.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2018, Messrs. Golden, Knittel, and Monheit served on our Compensation Committee. Messrs. Golden, Knittel, and Monheit had no material contractual or other relationships with us during such period except as directors and equity holders.

Board and Committee Meetings

Our Board of Directors held a total of six meetings during the fiscal year ended December 31, 2018. During the fiscal year ended December 31, 2018, the Audit Committee held nine meetings; the Compensation Committee held four meetings; and the Nominations and Corporate Governance Committee held four meetings. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders.  All of our directors attended our 2018 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2018 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2018 and 2017, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as an executive officer on December 31, 2018. We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
S. Ray Hatch	2018	$309,425	$279,737	$173,418	$36,296	$798,876
President, Chief Executive Officer, and Director	2017	$301,290	$8,333	—	$31,653	$341,276

Laurie L. Latham	2018	$217,674	$117,761	$130,063	$18,372	$483,870
Senior Vice President and Chief Financial Officer	2017	$211,980	—	$88,515	$15,300	$315,795

David P. Sweitzer	2018	$258,069	$139,923	$193,319	$24,773	$616,084
Executive Vice President and Chief Operating Officer	2017	$251,290	—	$4,970	$23,463	$279,723

Richard L. Hobby (4)	2018	$200,949	$42,128	$43,354	$11,831	$298,262
Senior Vice President of Sales	2017	$44,519	—	—	$6,379	$50,898

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)

The amounts in this column reflect the aggregate probable grant date fair value of option awards granted to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)

The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. However, we pay all health insurance premiums for Messrs. Hatch and Sweitzer and for Ms. Latham since August 1, 2018, which amounts are included in this column. The figure shown for each named executive officer also includes employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 87% of compensation, subject to IRS limits. We match 100% of the first 3% and 50% of the next 2% of employee contributions each pay period. Our 2014 Employee Stock Purchase Plan, or the 2014 ESPP, permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our common stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Code and the 2014 ESPP.

(4)

Mr. Hobby became our Senior Vice President of Sales on October 16, 2017 and a named executive officer on August 1, 2018.  Mr. Hobby’s fiscal 2017 compensation is for the period of October 16, 2017 through December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2018.

		Option Awards
		Number of Securities Underlying Unexercised Options (1)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Grant Date	Exercisable		Unexercisable		Options	Price	Date
S. Ray Hatch	01/07/2016	100,000	(2)	150,000		—	$5.44	01/07/2026
	01/16/2018	—		100,000	(3)	—	$2.39	01/16/2028

David P. Sweitzer	10/03/2016	25,000	(2)	37,500		—	$2.08	10/03/2026
	10/02/2017	2,100	(4)	8,400		—	$1.17	10/02/2027
	01/16/2018	—		100,000	(3)	—	$2.39	01/16/2028
	10/15/2018	—		10,500	(5)	—	$2.62	10/15/2028

Laurie L. Latham	01/02/2013	12,500	(6)	—		—	$21.20	01/02/2023
	10/18/2013	9,375	(7)	—		—	$16.40	10/18/2023
	12/17/2014	3,125	(7)	—		—	$11.60	12/17/2024
	12/16/2015	6,250	(7)	—		—	$6.40	12/16/2025
	12/16/2015	6,250	(8)	—		—	$6.40	12/16/2025
	01/12/2017	8,333	(3)	16,667		—	$2.50	01/12/2027
	01/12/2017	25,000	(9)	—		—	$2.50	01/12/2027
	01/16/2018	—		75,000	(3)	—	$2.39	01/16/2028

Richard L. Hobby	01/16/2018	—		25,000	(3)	—	$2.39	01/16/2028

(1)

Unless otherwise noted, all of the options granted to our named executive officers were granted under and are subject to the terms of our 2012 Incentive Compensation Plan, as further, described below under “2012 Incentive Compensation Plan.”

(2)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2021. This option was not granted under the 2012 Incentive Compensation Plan.
(3)	One-third of the total number of shares underlying this option vest on each of the first, second, and third anniversary of the date of grant.
(4)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2022. This option was not granted under the 2012 Incentive Compensation Plan.
(5)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2023. This option was not granted under the 2012 Incentive Compensation Plan.
(6)	100% of the total number of shares underlying this option vested on January 2, 2014.
(7)	The total number of shares underlying this option fully vested on the third anniversary of the date of grant.
(8)	100% of the total number of shares underlying this option vested on December 16, 2016.
(9)	100% of the total number of shares underlying this option vested on January 12, 2018.

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

The agreement further provides that, in the event of a change in control of our company (as defined in the agreement), Mr. Hatch has the option to terminate his employment with us, unless (i) the provisions of the agreement remain in full force and effect as to Mr. Hatch and (ii) he suffers no reduction in his status, authority, or base salary following the change in control, provided that Mr. Hatch will be considered to suffer a reduction in his status, authority, or base salary, only if, after the change in control, (A) he is not the President and Chief Executive Officer of the company that succeeds to our business, (B) such company’s common stock is not listed on a national stock exchange (such as the New York Stock Exchange, the Nasdaq Stock Market, or the NYSE MKT), (C) such company in any material respect reduces Mr. Hatch’s status, authority, or base salary, or (D) as a result of the change in control, Mr. Hatch is required to relocate his principal place of business more than 50 miles from The Colony, Texas (or surrounding areas).  If Mr. Hatch terminates his employment with us following a change in control or if we terminate his employment without good cause, in each case during the period commencing three months before and one year following the change in control, (A) we will pay Mr. Hatch’s base salary for a period of 18 months following the effective date of such termination, (B) we will pay Mr. Hatch an amount equal to the average of his cash bonus paid for each of the two fiscal years immediately preceding his termination, (C) all unvested stock options held by Mr. Hatch in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination, and (D) all unvested restricted stock units, or RSUs, granted after the date hereof held by Mr. Hatch in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination.

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

The agreement further provides that, in the event of a change in control of our company (as defined in the agreement), Mr. Sweitzer has the option to terminate his employment with us, unless (i) the provisions of the agreement remain in full force and effect as to Mr. Sweitzer and (ii) he suffers no reduction in his status, authority, or base salary following the change in control, provided that Mr. Sweitzer will be considered to suffer a reduction in his status, authority, or base salary, only if, after the change in control, (A) he is not the Executive Vice President and Chief Operating Officer of the company that succeeds to our business, (B) such company’s common stock is not listed on a national stock exchange (such as the New York Stock Exchange, the Nasdaq Stock Market, or the NYSE MKT), (C) such company in any material respect reduces Mr. Sweitzer’s status, authority, or base salary, or (D) as a result of the change in control, Mr. Sweitzer is required to relocate his principal place of business more than 50 miles from The Colony, Texas (or surrounding areas).  If Mr. Sweitzer terminates his employment with us following a change in control or if we terminate his employment without good cause, in each case during the period commencing three months before and one year following the change in control, (A) we will pay Mr. Sweitzer’s base salary for a period of 12 months following the effective date of such termination, (B) we will pay Mr. Sweitzer an amount equal to the average of his cash bonus paid for each of the two fiscal years immediately preceding his termination, (C) all unvested stock options held by Mr. Sweitzer in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination, and (D) all unvested RSUs granted after the date hereof held by Mr. Sweitzer in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination.

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

2012 Incentive Compensation Plan

Our 2012 Incentive Compensation Plan, or the 2012 Plan, was adopted by our Board of Directors on October 18, 2012, and subsequently amended and restated by our Board of Directors on September 9, 2013, retroactive to October 18, 2012. Our stockholders approved the 2012 Plan on October 18, 2013. The purpose of the 2012 Plan is to assist us and our subsidiaries and other designated affiliates, which we refer to as “Related Entities,” in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Related Entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. As of December 31, 2018, there were outstanding issued but unexercised options under the 2012 Plan to acquire 1,266,926 shares of our common stock at a weighted average exercise price of $5.07 per share. As of December 31, 2018, 563,511 shares remained available for future grant under the 2012 Plan. As of March 14, 2019, there were outstanding issued but unexercised options under the 2012 Plan to acquire 1,681,343 shares of our common stock at a weighted average exercise price of $4.18 per share. As of March 14, 2019, 149,094 shares remained available for future grant under the 2012 Plan. The material features of the 2012 Plan are outlined below.

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

We subsequently adopted a Clawback Policy in May 2014.  See “Corporate Governance—Clawback Policy” for more information.

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

Section 162 Limitations.  Section 162(m) of the Code generally limits our deductibility, for federal income tax purposes, of compensation paid to each of our chief executive officer and the next three highest-paid named executive officers (other than the chief financial officer solely for taxable years beginning prior to January 1, 2018) in excess of $1 million per person per year.  For taxable years beginning prior to January 1, 2018, certain compensation, including qualified “performance-based compensation,” was not subject to this annual deduction limit if certain requirements were met.  Effective for tax years beginning after December 31, 2017, this $1 million annual deduction limit will apply to all of our named executive officers, including our chief financial officer, and the exemption for qualified “performance-based compensation” will no longer be available.  As a result, compensation paid to each of our named executive officers in any taxable year in excess of $1 million will not be deductible unless it qualifies for the transition relief applicable to certain compensation arrangements in place as of November 2, 2017, including certain stock options and performance shares granted prior to such date.  Because of the absence of formal guidance under the transition relief provisions, though, we cannot guarantee that any compensation arrangements intended to qualify for the exemption under Section 162(m) will actually receive such treatment.

Director Compensation

During fiscal 2018, we paid each non-employee director a monthly retainer equivalent to an amount of $33,000 annually. Currently, the non-employee Chairman of the Board receives an additional $10,000 per year over the standard outside director compensation; the non-employee Chair of the Audit Committee receives an additional $7,500 per year; the non-employee Chair of the Compensation Committee receives an additional $5,000 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $2,500 per year; the non-Chair members of the Audit Committee each receive an additional $2,000 per year; the non-chair members of the Compensation Committee each receive an additional $1,500 per year; and the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $1,000 per year. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

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

The following table sets forth the compensation earned or paid by us to each non-employee director for the fiscal year ended December 31, 2018. Mr. Hatch did not receive any compensation for his service on our Board of Directors.

Name	Fees Earned or Paid in Cash
Mitchell A. Saltz	$44,500
Jeffrey D. Forte	$33,000
Michael F. Golden	$37,500
Russell J. Knittel	$37,500
Ronald L. Miller, Jr.	$40,883
Barry M. Monheit	$34,050
Sarah R. Tomolonius	$33,470
I. Marie Wadecki	$37,500

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2018:

Name	Option Awards
Mitchell A. Saltz	85,000
Jeffrey D. Forte	78,750
Michael F. Golden	112,969
Russell J. Knittel	77,579
Ronald L. Miller, Jr.	85,625
Barry M. Monheit	313,890
Sarah R. Tomolonius	12,500
I. Marie Wadecki	82,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of March 14, 2019 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our common stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percentage(2)
S. Ray Hatch (3)	196,849	1.27%
Laurie L. Latham (4)	107,953	*
David P. Sweitzer (5)	68,944	*
Richard L. Hobby (6)	19,745	*
Mitchell A. Saltz (7)	5,184,024	33.67%
Jeffrey D. Forte (8)	1,660,018	10.79%
Michael F. Golden (9)	100,044	*
Russell J. Knittel (10)	61,329	*
Ronald L. Miller, Jr. (11)	69,750	*
Barry M. Monheit (12)	380,277	2.43%
Sarah R. Tomolonius (13)	16,250	*
I. Marie Wadecki (14)	66,988	*
All directors and executive officers as a group (12 persons) (15)	7,932,171	48.31%
5% Stockholders:
Southwest Green Investments, L.L.C. (16)	3,668,863	23.93%
Stockbridge Enterprises, L.P. (17)	1,444,911	9.43%
Bear & Bug, L.P. (18)	1,846,915	12.05%
Wynnefield Partners Small Cap Value, L.P., et al (19)	1,163,595	7.59%
Colton R. Melby (20)	833,665	5.44%

*	Less than 1% of the outstanding shares of common stock.
(1)

Except as otherwise indicated, each person named in the table has the sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached as follows: c/o Quest Resource Holding Corporation, 3481 Plano Parkway, The Colony, Texas 75056.

(2)

The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 15,328,870 shares outstanding on March 14, 2019. The numbers and percentages shown include shares actually owned on March 14, 2019 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of March 14, 2019 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.

(3)	Includes 183,333 shares issuable upon exercise of vested stock options.
(4)	Includes 104,167 shares issuable upon exercise of vested stock options.

(5)	Includes 60,433 shares issuable upon exercise of vested stock options.
(6)	Includes 8,333 shares issuable upon exercise of vested stock options.
(7)

Consists of (a) 68,750 shares issuable upon exercise of vested stock options, (b) 3,668,863 shares held by Southwest Green Investments, L.L.C., of which Mr. Saltz controls the investment decisions, (c) 1,444,911 shares held by Stockbridge Enterprises, L.P., of which Mr. Saltz controls the investment decisions, and (d) 1,500 shares held by Saltz & Noreen Revocable Family Trust, for which Mr. Saltz holds voting and dispositive power.

(8)	Includes 62,500 shares issuable upon exercise of vested stock options.
(9)	Includes 96,719 shares issuable upon exercise of vested stock options.
(10)	Consists of 61,329 shares issuable upon exercise of vested stock options.
(11)	Includes 69,375 shares issuable upon exercise of vested stock options.
(12)

Consists of (a) 82,637 shares held by Barry M. Monheit, Trustee, SEP PROP Monheit Family Trust U/A Dtd 7/16/2002, for which Mr. Monheit holds voting and dispositive power, and (b) 297,640 shares issuable upon exercise of vested stock options.

(13)	Includes 12,500 shares issuable upon exercise of vested stock options.
(14)	Includes 66,250 shares issuable upon exercise of vested stock options.
(15)	Consists of (a) 6,840,842 shares held by the directors and executive officers as a group and (b) 1,091,329 shares issuable upon exercise of vested stock options.
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

(18)

Based on the statement on Amendment No. 1 to Schedule 13D filed with the SEC on May 19, 2015, Mr. Brian S. Dick controls the investment decisions with respect to all such shares.  The address for Bear & Bug, L.P. is 2591 North Dallas Parkway, Suite 408, Frisco, Texas 75034.

(19)

Based on the statement on Schedule 13G filed with the SEC on February 14, 2019, by Wynnefield Partners Small Cap Value, L.P, and affiliates. The address for Wynnefield Partners Small Cap Value, L.P, and affiliates is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(20)

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 with respect to our common stock that may be issued under our incentive compensation plans and under other option grants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	1,266,926	$5.07	721,937
Equity compensation plans not approved by security holders	506,140	$11.89	—
Total	1,773,066	$7.02	721,937

(1)

Under our 2012 Plan, an aggregate of 1,837,500 shares of our common stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be increased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised, expire, are forfeited or cancelled, do not vest, or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2018, the aggregate number of shares of our common stock available for issuance pursuant to awards under our 2012 Plan was 563,511.  Our 2014 ESPP authorizes the sale of up to 250,000 shares of our common stock to employees. As of December 31, 2018, there were 158,426 shares of common stock reserved for issuance under our 2014 ESPP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Audit Fees (1)	$182,945	$202,106
Audit-Related Fees (2)	35,554	7,630
Tax Fees (3)	57,844	59,125
All Other Fees (4)	11,530	6,270
Total	$287,873	$275,131

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.
(b)	Exhibits

Exhibit No.	Exhibit

1.1	Underwriting Agreement, dated September 19, 2014, by and between Quest Resource Holding Corporation and Maxim Group LLC (1)

1.2	Underwriting Agreement, dated March 24, 2016, by and between Quest Resource Holding Corporation and Roth Capital Partners, LLC, as representative of the underwriters named therein (2)

2.1	Agreement and Plan of Merger, dated as of March 15, 2010, among Bluestar Financial Group, Inc., Bluestar Acquisition Corporation, and Youchange, Inc. (3)

2.4	Agreement and Plan of Merger, dated as of May 21, 2012, among YouChange Holdings Corp, YouChange Merger Subsidiary Corp., and Earth911, Inc., including all amendments thereto (4)

2.7	Securities Purchase Agreement, dated as of July 16, 2013, by and among Infinity Resources Holdings Corp., and Quest Resources Group, LLC, Brian Dick, and Jeff Forte (5)

3.1(b)	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (6)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation (7)

4.1	Registration Rights Agreement, dated as of April 18, 2014, by and between Quest Resource Holding Corporation and the Purchasers named therein (8)

4.2	Form of Warrant (9)

10.5(e)†	2012 Incentive Compensation Plan, as amended and restated (10)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (11)

10.5(g)†	Form of Incentive Stock Option Agreement (12)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (13)

10.20†	Severance and Change in Control Agreement, dated as of November 7, 2014, by and between Quest Resource Holding Corporation and Laurie L. Latham (14)

10.21†	2014 Employee Stock Purchase Plan (15)

10.23†	Severance and Change in Control Agreement, dated as of January 7, 2016, by and between Quest Resource Holding Corporation and S. Ray Hatch (16)

10.24† 10.25

Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (17)

Loan, Security and Guaranty Agreement, dated as of February 24, 2017, by and among Citizens Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, LLC, Quest Resource Holding Corporation, and Earth911, Inc. (18)

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

(5)	Filed as Exhibit 2.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2013.
(6)	Filed as Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2016.
(7)	Filed as Exhibit 3.2(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2013.
(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.
(9)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(10)	Filed as Exhibit 10 to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 2018.
(11)	Filed as Exhibit 10.5(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(12)	Filed as Exhibit 10.5(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(13)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(14)	Filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014.
(15)	Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.

(16)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2016.
(17)	Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(18)	Filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 14, 2019	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 14, 2019	By:	/s/ Laurie L. Latham
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

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2019
S. Ray Hatch

/s/ Laurie L. Latham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019
Laurie L. Latham

/s/ Jeffrey D. Forte	Director	March 14, 2019
Jeffrey D. Forte

/s/ Michael F. Golden	Director	March 14, 2019
Michael F. Golden

/s/ Russell J. Knittel	Director	March 14, 2019
Russell J. Knittel

/s/ Ronald L. Miller, Jr.	Director	March 14, 2019
Ronald L. Miller, Jr.

Signature	Title	Date

/s/ Barry M. Monheit	Director	March 14, 2019
Barry M. Monheit

/s/ Mitchell A. Saltz	Director	March 14, 2019
Mitchell A. Saltz

/s/ Sarah R. Tomolonius	Director	March 14, 2019
Sarah R. Tomolonius

/s/ I. Marie Wadecki	Director	March 14, 2019
I. Marie Wadecki

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Quest Resource Holding Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants We have served as the Company’s auditor since 2010. Phoenix, Arizona March 14, 2019

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,122,297	$1,055,281
Accounts receivable, less allowance for doubtful accounts of $929,339 and $699,102 as of December 31, 2018 and 2017, respectively	16,711,809	16,263,276
Prepaid expenses and other current assets	965,755	1,508,014
Total current assets	19,799,861	18,826,571

Goodwill	58,208,490	58,337,290
Intangible assets, net	2,610,921	5,031,595
Property and equipment, net, and other assets	968,025	1,320,342
Total assets	$81,587,297	$83,515,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,777,921	$14,253,818
Deferred revenue and other current liabilities	71,717	328,763
Total current liabilities	15,849,638	14,582,581

Revolving credit facility, net	5,194,588	6,763,497
Other long-term liabilities	353	21,990
Total liabilities	21,044,579	21,368,068

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,328,870 and 15,302,455 shares issued and outstanding as of December 31, 2018 and 2017, respectively	15,329	15,302
Additional paid-in capital	159,701,542	158,867,600
Accumulated deficit	(99,174,153)	(96,735,172)
Total stockholders’ equity	60,542,718	62,147,730
Total liabilities and stockholders’ equity	$81,587,297	$83,515,798

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenue	$103,805,432	$138,346,327
Cost of revenue	86,942,718	122,633,815
Gross profit	16,862,714	15,712,512
Operating expenses:
Selling, general, and administrative	16,163,153	17,078,033
Depreciation and amortization	2,700,809	3,986,725
Total operating expenses	18,863,962	21,064,758
Operating loss	(2,001,248)	(5,352,246)
Other expense:
Interest expense	(437,733)	(468,030)
Total other expense, net	(437,733)	(468,030)
Loss before taxes	(2,438,981)	(5,820,276)
Income tax expense	—	—
Net loss	$(2,438,981)	$(5,820,276)

Net loss applicable to common stockholders	$(2,438,981)	$(5,820,276)
Net loss per share
Basic and Diluted	$(0.16)	$(0.38)
Weighted average number of common shares outstanding
Basic and Diluted	15,311,220	15,280,617

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2016	15,272,575	$15,273	$158,171,831	$(90,914,896)	$67,272,208
Stock-based compensation	—	—	662,810	—	662,810
Shares issued for Employee Stock Purchase Plan options	29,880	29	32,959	—	32,988
Net loss	—	—	—	(5,820,276)	(5,820,276)
Balance, December 31, 2017	15,302,455	15,302	158,867,600	(96,735,172)	62,147,730
Stock-based compensation	—	—	793,589	—	793,589
Shares issued for Employee Stock Purchase Plan options	26,415	27	40,353	—	40,380
Net loss	—	—	—	(2,438,981)	(2,438,981)
Balance, December 31, 2018	15,328,870	$15,329	$159,701,542	$(99,174,153)	$60,542,718

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,438,981)	$(5,820,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	385,863	444,498
Amortization of intangibles	2,499,349	3,712,763
Amortization of debt issuance costs	93,902	78,251
Provision for doubtful accounts	1,085,622	652,273
Stock-based compensation	793,589	1,709,685
Changes in operating assets and liabilities:
Accounts receivable	(1,534,155)	17,912,946
Prepaid expenses and other current assets	542,259	116,113
Security deposits and other assets	256,553	710,596
Accounts payable and accrued liabilities	1,524,103	(21,051,741)
Deferred revenue and other liabilities	(239,616)	(117,359)
Net cash provided by (used in) operating activities	2,968,488	(1,652,251)
Cash flows from investing activities:
Purchase of property and equipment	(43,514)	(60,514)
Purchase of capitalized software development	(196,460)	(254,772)
Net cash used in investing activities	(239,974)	(315,286)
Cash flows from financing activities:
Proceeds from credit facilities	100,479,383	108,571,721
Repayments of credit facilities	(102,142,194)	(106,614,751)
Proceeds from shares issued for Employee Stock Purchase Plan	40,380	32,988
Debt issuance costs	—	(234,334)
Repayments of capital lease obligations	(39,067)	(60,980)
Net cash provided by (used in) financing activities	(1,661,498)	1,694,644
Net increase (decrease) in cash and cash equivalents	1,067,016	(272,893)
Cash and cash equivalents at beginning of period	1,055,281	1,328,174
Cash and cash equivalents at end of period	$2,122,297	$1,055,281

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company, Description of Business, and Liquidity

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC, (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), and Quest Sustainability Services, Inc. (“QSS”) (collectively, “we,” “us,” or “our company”).

Operations

We are a national provider of reuse, recycling, and disposal services that enable our customers to achieve and satisfy their environmental and sustainability goals and responsibilities.  We provide businesses across multiple industry sectors with single source solutions for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations.   Our customers typically are multi-location businesses for which we create, implement, and manage customer-specific programs for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables.  In addition, we offer products such as antifreeze and windshield washer fluid as well as other minor ancillary services. We also provide information and data that tracks and reports the environmental results of our services and provides actionable data to improve business operations.  Our principal offices are located in The Colony, Texas within the Dallas metroplex.

Liquidity

As of December 31, 2018 and 2017, our working capital balance was $3,950,223 and $4,243,990, respectively.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2018 and 2017.

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

We use significant estimates when accounting for the carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes, all of which are discussed in their respective notes to the consolidated financial statements.

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

As of December 31, 2018 and 2017, we had established an allowance of $929,339 and $699,102, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2018 and 2017 were as follows:

	Years ended December 31,
	2018	2017
Beginning balance	$699,102	$333,578
Bad debt expense, net of recoveries	1,085,622	652,273
Uncollectible accounts written off	(855,385)	(286,749)
Ending balance	$929,339	$699,102

Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

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

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We did not recognize any impairment charges for long-lived assets during 2018 and 2017.

Goodwill

We record as goodwill the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree, and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. We performed our most recent goodwill impairment analysis in the third quarter of 2018, utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value-creating activities we are undertaking.  The primary assumptions in our income approach included estimating cash flows and projections.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins or a significant decrease in our anticipated revenue growth could result in the write-off of a portion or all of our goodwill and other intangible assets in future periods.

Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and represented a total of 3,506,631 and 3,123,381 common shares at December 31, 2018 and December 31, 2017, respectively.

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation insured level per institution. The bank cash balances on deposit may periodically exceed federally insured limits, such as $1,850,550 at December 31, 2018; however, we have never experienced any losses related to these balances.

We sell our services and products primarily to customers without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses.  From year to year, the customers that exceed 10% of our annual revenue, if any, may change. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances for the years ended December 31, 2018 and 2017:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2018	3	51%	33%
2017	2	44%	21%

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2018 and 2017, advertising expense totaled $38,570 and $25,892, respectively.

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

Recently Issued Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, we adopted ASU 2014-09 using the full retrospective approach for all ongoing customer contracts.  There was no impact to our consolidated financial statements as a result of adopting ASU 2014-09 for the years ended December 31, 2018 and 2017.  See Note 8 for additional information and disclosures related to this amended guidance.

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

3. Property and Equipment, net, and Other Assets

At December 31, 2018 and 2017, Property and equipment, net, and other assets consisted of the following:

	As of December 31,
	2018	2017
Vehicles	$493,373	$544,984
Computer equipment	700,218	700,893
Office furniture and fixtures	541,464	541,464
Machinery and equipment	845,128	804,722
Leasehold improvements	558,035	558,035
Property and equipment, gross	3,138,218	3,150,098
Accumulated depreciation	(2,523,700)	(2,193,231)
Property and equipment, net	614,518	956,867
Security deposits and other assets	353,507	363,475
Property and equipment, net, and other assets	$968,025	$1,320,342

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment.  Depreciation expense for the year ended December 31, 2018 was $385,863, including $184,404 of depreciation expense reflected within Cost of revenue in our consolidated statement of operations as it related to assets used directly in servicing customer contracts.  Depreciation expense for the year ended December 31, 2017 was $444,498, including $170,536 depreciation expense recorded in Cost of revenue. At December 31, 2018, our capital lease assets were $152,541, net of $347,556 of accumulated depreciation.  At December 31, 2017, our capital lease assets were $243,778, net of $256,319 of accumulated depreciation.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues, and accounts receivable as of the Closing Date.  Following the Closing Date, Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  In addition to our investment in Earth Media Partners, LLC, we accrued a receivable in the amount of $59,030 related to the earn-out as of December 31, 2018.  The carrying amount of our investment and the accrued earn-out receivable are included in other assets.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2018	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,068	4,860,305	1,374,763
Patents	7 years	230,683	230,683	—
Software	7 years	1,934,308	698,150	1,236,158
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,427,212	$18,816,291	$2,610,921

December 31, 2017	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$11,342,000	$1,378,000
Trademarks	7 years	6,242,055	3,969,576	2,272,479
Patents	7 years	230,683	230,683	—
Software	7 years	1,904,279	548,163	1,356,116
Customer lists	5 years	307,153	282,153	25,000
Total finite lived intangible assets		$21,404,170	$16,372,575	$5,031,595

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2017	$58,337,290
Adjustment related to Earth911, Inc. asset sale	(128,800)
Goodwill balance at December 31, 2018	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $2,499,349 and $3,712,763 for the years ended December 31, 2018 and 2017, respectively.  We expect amortization expense to be approximately $1.1 million for the year ending December 31, 2019, approximately $660,000 for the year ending December 31, 2020, approximately $175,000 for the year ending December 31, 2021, approximately $175,000 for the year ending December 31, 2022, approximately $175,000 for the year ending December 31, 2023, and approximately $350,000 thereafter. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes. As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, we performed our goodwill impairment analysis in the third quarter of 2018 and in the second quarter of 2017 with no impairment recorded in either period.

5. Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities are as follows:

	As of December 31,
	2018	2017
Accounts payable	$14,025,221	$12,739,117
Accrued taxes	548,126	807,037
Employee compensation	910,796	434,358
Other	293,778	273,306
	$15,777,921	$14,253,818

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

6. Revolving Credit Facility

We entered into a Loan, Security and Guaranty Agreement (the “Citizens Loan Agreement”), dated as of February 24, 2017, with Citizens Bank, National Association as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for an asset-based revolving credit facility (the “ABL Facility”) of up to $20 million and an equipment loan facility in the maximum principal amount of $2.0 million.  Available borrowings on the ABL facility are based on formula-determined amounts of eligible trade receivables, as defined in the Citizens Loan Agreement, and are recalculated on a monthly basis.  The ABL Facility replaced our Revolving Credit Note and Loan Agreement with Regions Bank, which was repaid and terminated effective February 24, 2017.

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus a margin ranging from 1.0% to 1.5% (6.75% as of December 31, 2018), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (4.67% as of December 31, 2018). The maturity date of the ABL Facility is February 24, 2022.

Loans under the equipment loan facility may be requested at any time until February 24, 2019. Each loan under the equipment loan facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus 2.00%, or the LIBOR lending rate for the interest period in effect, plus 3.00%. The maturity date of the equipment loan facility is February 24, 2022.

The ABL Facility contains certain specific financial covenants regarding a minimum liquidity requirement and a minimum fixed charge coverage ratio.  In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, mergers and acquisitions, and other matters customarily restricted in such agreements.  As of December 31, 2018, we were in compliance with the financial covenants included in the Citizens Loan Agreement.

Quest and LDI are the borrowers under the Citizens Loan Agreement. QRHC and QSS are guarantors under the Citizens Loan Agreement.  In addition, obligations under the ABL Facility are secured by certain first-priority security interests in substantially all of the tangible and intangible personal property of the borrowers, including a pledge of the capital stock and membership interests, as applicable, of certain of their direct and indirect subsidiaries. The guarantors under the Citizens Loan Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of certain of their direct and indirect subsidiaries.

The amount of interest expense related to borrowings for the years ended December 31, 2018 and 2017 was $325,534 and $378,826, respectively. Debt issuance cost of $469,507 is being amortized to interest expense over the life of the ABL Facility beginning March 1, 2017.  As of December 31, 2018, the unamortized portion of the debt issuance costs was $297,355.  The amount of interest expense related to the amortization of the discount on the ABL Facility for the years ended December 31, 2018 and 2017 was $93,902 and $78,251, respectively.  As of December 31, 2018, the ABL Facility borrowing base availability was $11,261,000 and the outstanding liability was $5,194,588, net of unamortized debt issuance cost of $297,355.  There were no draws made on the equipment loan facility as of December 31, 2018.

7. Capital Lease Obligations

Our capital lease obligations are included within Deferred revenue and other current liabilities and Other long-term liabilities in our consolidated balance sheets.

At December 31, 2018 and 2017, total capital lease obligations outstanding consisted of the following:

	As of December 31,
	2018	2017
Capital lease obligations, imputed interest of 4.99% to 13.29%, with current monthly payments of approximately $500, expiring through September 2019, secured by computer and office equipment	$2,597	$41,664
Total	2,597	41,664
Less: current maturities	(2,597)	(39,067)
Long-term portion	$—	$2,597

The amount of interest expense related to our capital leases for the years ended December 31, 2018 and 2017 was $1,388 and $5,897, respectively.

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

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment.  We record amounts collected from customers for sales tax on a net basis.  We previously had a contract accounted for as a net basis management fee contract, with revenue of $78,145 and gross billings of $2,173,022 for the year ended December 31, 2017.  This management fee contract ended in the second quarter of 2017, and we currently have no other net basis contracts.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Sales and usage-based taxes are excluded from revenue.  Three customers accounted for 51% of revenue for the year ended December 31, 2018, and two customers accounted for 44% of revenue for the year ended December 31, 2017.  We operate primarily in the United States, with minor services in Canada.

	Year Ended December 31,
	2018	2017
Revenue Type:
Services	$93,524,370	$126,998,825
Product sales and other	10,281,062	11,347,502
Total revenue	$103,805,432	$138,346,327

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

As of December 31, 2018 and 2017, we had $7,448 and $136,139, respectively, of deferred contract costs.  During the year ended December 31, 2018, we amortized $211,250 and $36,139 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the year ended December 31, 2017, we amortized $110,000 and $72,777 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.

Certain customers are billed in advance, and, accordingly, recognition of related revenues is deferred as a contract liability until the services are provided and control transferred to the customer.  As of December 31, 2018 and 2017, we had $69,473 and $309,089, respectively, of deferred revenue, the majority of which was classified in “Deferred revenue and other current liabilities.”

9. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2018 and 2017, and we have recorded a valuation allowance of $12,202,000 and $12,150,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The Tax Cuts and Jobs Act (the “2017 Act”) was signed into law on December 22, 2017 and was generally effective for tax years beginning January 1, 2018. The most significant impact to us of the 2017 Act was a decrease in the federal corporate income tax rate from 35% to 21%. As a result of the decrease in the corporate income tax rate, we were required to recognize the effect of the corporate income tax rate change on our deferred tax assets and liabilities in the year ending December 31, 2017, the period in which the legislation was enacted.

The components of net deferred taxes are as follows:

	As of December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss	$5,095,000	$5,115,000
Depreciation and amortization	4,449,000	4,435,000
Stock-based compensation	2,840,000	2,627,000
Capitalized software costs	(522,000)	(244,000)
Accrued interest expense	36,000	52,000
Allowance for doubtful accounts	251,000	138,000
Deferred lease liability	53,000	27,000
Total deferred tax assets, net	12,202,000	12,150,000
Less: valuation allowance	(12,202,000)	(12,150,000)
Net deferred taxes	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax (benefit) reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2018	2017
U.S. federal statutory rate applied to pretax loss	$(512,000)	$(2,037,097)
State taxes	(146,000)	—
Permanent differences	7,000	13,342
Benefit of operating loss carryforwards	(170,000)	—
Cumulative adjustment to deferred taxes	612,000	—
Change in state tax rates and other	157,000	(155,245)
Impact of 2017 Tax Act	—	5,584,000
Change in valuation allowance	52,000	(3,405,000)
	$—	$—

As of December 31, 2018 and 2017, we had federal income tax net operating loss carryforwards of approximately $18,900,000 and $19,700,000, respectively, which expire at various dates ranging from 2031 through 2037.  We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss. Such limitation of the net operating losses may have occurred, which we have not fully analyzed at this time as we have fully reserved the deferred tax asset.

As of December 31, 2018 and 2017, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2019. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2015 to 2018. Tax audits by their very nature are often complex and can require several years to complete.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

10. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, the ABL Facility, and capital lease obligations. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for the ABL Facility, based on borrowing rates currently available to us for loans with similar terms and maturities.

11. Commitments and Contingencies

Operating Leases

We lease corporate office space in The Colony, Texas under an 84-month, non-cancelable operating lease. The lease expires in October 2022. Lease expense totaled $609,295 and $610,797 for the years ended December 31, 2018 and 2017, respectively.

The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating lease agreements as of December 31, 2018:

Year Ending December 31,	Amount
2019	$631,260
2020	664,200
2021	664,200
2022	498,150
Total	$2,457,810

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2018 and 2017.

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees.  Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the plan.  For the years ended December 31, 2018 and 2017, our plan contribution expense was $150,791 and $112,277, respectively.

12. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or were outstanding as of December 31, 2018 and 2017.  Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 15,328,870 and 15,302,455 shares were issued and outstanding as of December 31, 2018 and 2017, respectively.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”). We recorded expense of $17,738 and $25,930 related to the ESPP during the years ended December 31, 2018 and 2017, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

During the year ended December 31, 2018, we issued an aggregate 26,415 shares of common stock for $40,380, all to employees under our ESPP, as follows:

•	On May 16, 2018, we issued 10,928 shares for $18,396 for options that vested and were exercised.
•	On November 16, 2018, we issued 15,487 shares for $21,984 for options that vested and were exercised.

During the year ended December 31, 2017 we issued an aggregate 29,880 shares of common stock for $32,988, all to employees under our ESPP, as follows:

•	On May 23, 2017, we issued 8,749 shares for $11,972 for options that vested and were exercised.
•	On November 14, 2017, we issued 21,131 shares for $21,016 for options that vested and were exercised.

Warrants

During the year ended December 31, 2018, we did not issue any warrants and no holders exercised warrants.  During the year ended December 31, 2017, we did not issue any warrants, no holders exercised warrants, and warrants to purchase 205,126 shares of common stock expired.

The following table summarizes the warrants issued and outstanding as of December 31, 2018:

Warrants Issued and Outstanding as of December 31, 2018
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

Stock Options

The following table summarizes the stock option activity from January 1, 2017 through December 31, 2018:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2017	1,317,402	$2.08 — $26.00	$9.09
Granted	117,500	$1.17 — $2.71	$2.07
Canceled/Forfeited	(45,086)	$4.80 — $23.20	$12.37
Outstanding at December 31, 2017	1,389,816	$1.17 — $26.00	$8.39
Granted	420,500	$1.65 — $2.62	$2.38
Canceled/Forfeited	(37,250)	$2.39 — $23.20	$5.98
Outstanding at December 31, 2018	1,773,066	$1.17 — $26.00	$7.02

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The weighted-average grant-date fair value of options granted was $1.71 and $1.49 for the years ended December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, the intrinsic value of options outstanding was approximately $7,220 and $59,000, respectively, and the intrinsic value of options exercisable was approximately $7,220 and $47,000, respectively.

The following additional information applies to options outstanding at December 31, 2018:

Range of Exercise Prices	Outstanding at December 31, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2018	Weighted- Average Exercise Price
$1.17 - $26.00	1,773,066	6.9	$7.02	999,999	$10.05

The following additional information applies to options outstanding at December 31, 2017:

Range of Exercise Prices	Outstanding at December 31, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2017	Weighted- Average Exercise Price
$1.17 - $26.00	1,389,816	7.3	$8.39	766,858	$12.24

Stock-based compensation expense for stock-based incentive awards was $793,589 and $662,810 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately $1.3 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2 years.

Stock-Based Compensation

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

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2018 and 2017 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2018	2017
Expected volatility	85%	91%
Risk-free interest rate	2.42%	1.81%
Expected dividends	0.00%	0.00%
Expected term in years	5.9	4.8

13. Net Loss per Share

We compute basic loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted loss per share calculation because their effect in both 2018 and 2017 would be anti-dilutive. These potentially dilutive securities include options and warrants and totaled 3,506,631 and 3,123,381 shares at December 31, 2018 and 2017, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	Years ended December 31,
	2018	2017
Anti-dilutive securities excluded from diluted loss per share:
Stock options	1,773,066	1,389,816
Warrants	1,733,565	1,733,565
Total anti-dilutive securities excluded from diluted loss per share	3,506,631	3,123,381

14. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2018	2017
Supplemental cash flow information:
Cash paid for interest	$364,372	$346,658
Cash paid for income taxes	$—	$—

Supplemental non-cash activities:
Sale of goodwill and intangible assets	$246,585	$—
Investment in Earth Media Partners, LLC	$(246,585)	$—
Draw on Citizens ABL facility	$—	$9,250,000
Repayment of Regions line of credit	$—	$(9,250,000)
Draw on Citizens ABL facility for repayment of capital lease obligation	$—	$212,609
Debt issuance costs financed with Citizens ABL facility	$—	$235,173