Form 10-Q
period 2019-03-31
Quest Resource Holding Corp
filed 2019-05-15
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	QRHC	NASDAQ

As of May 1, 2019, there were outstanding 15,328,870 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,065,462	$2,122,297
Accounts receivable, less allowance for doubtful accounts of $992,447 and $929,399 as of March 31, 2019 and December 31, 2018, respectively	17,733,195	16,711,809
Prepaid expenses and other current assets	1,146,871	965,755
Total current assets	20,945,528	19,799,861

Goodwill	58,208,490	58,208,490
Intangible assets, net	2,360,400	2,610,921
Property and equipment, net, and other assets	2,923,145	968,025
Total assets	$84,437,563	$81,587,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,036,123	$15,777,921
Deferred revenue and other current liabilities	51,838	71,717
Total current liabilities	17,087,961	15,849,638

Revolving credit facility, net	5,157,659	5,194,588
Other long-term liabilities	1,608,946	353
Total liabilities	23,854,566	21,044,579

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,328,870 shares issued and outstanding as of March 31, 2019 and December 31, 2018	15,329	15,329
Additional paid-in capital	159,905,573	159,701,542
Accumulated deficit	(99,337,905)	(99,174,153)
Total stockholders’ equity	60,582,997	60,542,718
Total liabilities and stockholders’ equity	$84,437,563	$81,587,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenue	$26,649,041	$24,695,923
Cost of revenue	22,106,196	21,148,096
Gross profit	4,542,845	3,547,827
Operating expenses:
Selling, general, and administrative	4,214,230	3,751,760
Depreciation and amortization	325,787	984,581
Total operating expenses	4,540,017	4,736,341
Operating income (loss)	2,828	(1,188,514)
Interest expense	111,811	124,005
Loss before taxes	(108,983)	(1,312,519)
Income tax expense	54,769	—
Net loss	$(163,752)	$(1,312,519)

Net loss applicable to common stockholders	$(163,752)	$(1,312,519)
Net loss per share
Basic and diluted	$(0.01)	$(0.09)
Weighted average number of common shares outstanding
Basic and diluted	15,328,870	15,302,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2018	15,328,870	$15,329	$159,701,542	$(99,174,153)	$60,542,718
Stock-based compensation	—	—	204,031	—	204,031
Net loss	—	—	—	(163,752)	(163,752)
Balance, March 31, 2019	15,328,870	$15,329	$159,905,573	$(99,337,905)	$60,582,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(163,752)	$(1,312,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	67,516	103,310
Amortization of intangibles	291,769	926,567
Amortization of debt issuance costs	23,475	23,475
Provision for doubtful accounts	60,000	39,915
Stock-based compensation	204,031	224,123
Changes in operating assets and liabilities:
Accounts receivable	(1,081,386)	(960,509)
Prepaid expenses and other current assets	(181,116)	(41,550)
Security deposits and other assets	(12,732)	128,785
Accounts payable and accrued liabilities	857,244	2,822,666
Deferred revenue and other liabilities	(19,205)	(166,700)
Net cash provided by operating activities	45,844	1,787,563
Cash flows from investing activities:
Purchase of property and equipment	—	(9,367)
Purchase of capitalized software development	(41,248)	(50,925)
Net cash used in investing activities	(41,248)	(60,292)
Cash flows from financing activities:
Proceeds from credit facilities	25,526,171	21,936,963
Repayments of credit facilities	(25,586,575)	(23,622,978)
Repayments of finance lease obligations	(1,027)	(12,962)
Net cash used in financing activities	(61,431)	(1,698,977)
Net increase (decrease) in cash and cash equivalents	(56,835)	28,294
Cash and cash equivalents at beginning of period	2,122,297	1,055,281
Cash and cash equivalents at end of period	$2,065,462	$1,083,575

Supplemental cash flow information:
Cash paid for interest	$95,171	$74,394

Supplemental non-cash activities:
Sale of goodwill and intangible assets	$—	$246,585
Investment in Earth Media Partners, LLC	$—	$(246,585)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company and Description of Business

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

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2019 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2018 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Net Loss per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have other potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2019 and 2018 would be anti-dilutive. These potentially dilutive securities include stock options and warrants and totaled 3,921,048 and 3,497,424 shares at March 31, 2019 and 2018, respectively.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Anti-dilutive securities excluded from diluted loss per share:
Stock options	2,187,483	1,763,859
Warrants	1,733,565	1,733,565
Total anti-dilutive securities excluded from diluted loss per share	3,921,048	3,497,424

Recent Accounting Pronouncements

Adopted

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), using a modified retrospective approach with an effective date as of January 1, 2019.  Accordingly, prior year financial statement data is presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented.  We elected the package of practical expedients, which allowed us to carryforward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs.  As of January 1, 2019, we recognized an operating right-of-use asset of approximately $2.0 million and corresponding operating lease liabilities of approximately $2.2 million.  Finance lease assets were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded on the balance sheet under ASC 840.  The adoption did not materially impact our results of operations or cash flows and no cumulative adjustment to accumulated deficit was necessary as of January 1, 2019.  Refer to Note 7, Leases for additional information and enhanced disclosures related to this amended guidance.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective approach for all ongoing customer contracts.  Refer to Note 8, Revenue for additional information and disclosures related to this amended guidance.

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

3. Property and Equipment, net, and Other Assets

At March 31, 2019 and December 31, 2018, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,591,217 and $2,523,700 as of March 31, 2019 and December 31, 2018, respectively	$547,002	$614,518
Right-of-use operating lease asset	2,009,904	—
Security deposits and other assets	366,239	353,507
Property and equipment, net, and other assets	$2,923,145	$968,025

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended March 31, 2019 was $67,516, including $33,498 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts.  Depreciation expense for the three months ended March 31, 2018 was $103,310, including $45,296 of depreciation expense reflected within “Cost of revenue.”

We recorded a right-of-use operating lease asset of $2.0 million related to our corporate office lease upon the adoption of ASC 842 effective January 1, 2019.  Refer to Note 7, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenue, and accounts receivable as of the Closing Date.  Following the Closing Date, Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  In addition to our investment in Earth Media Partners, LLC, we accrued a receivable in the amount of $74,298 related to the earn-out as of March 31, 2019.  The carrying amount of our investment and the accrued earn-out receivable are included in other assets.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2019 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,068	5,082,988	1,152,080
Patents	7 years	230,683	230,683	—
Software	7 years	1,975,556	767,236	1,208,320
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,468,460	$19,108,060	$2,360,400

December 31, 2018	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,068	4,860,305	1,374,763
Patents	7 years	230,683	230,683	—
Software	7 years	1,934,308	698,150	1,236,158
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,427,212	$18,816,291	$2,610,921

March 31, 2019 (Unaudited) and December 31, 2018	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $291,769 and $926,567 for the three months ended March 31, 2019 and 2018, respectively.

We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2018 with no impairment recorded.

5.  Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Accounts payable	$14,389,961	$14,025,221
Accrued taxes	639,570	548,126
Employee compensation	868,253	910,796
Operating lease liability – current portion	594,642	—
Other	543,697	293,778
	$17,036,123	$15,777,921

Refer to Note 7, Leases for additional disclosure related to the operating lease liability recorded upon the adoption of ASC 842 Leases.

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

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus a margin ranging from 1.0% to 1.5% (6.75% as of March 31, 2019), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (4.85% as of March 31, 2019). The maturity date of the ABL Facility is February 24, 2022.

We had no borrowings under the equipment loan facility, which were required to be requested no later than February 24, 2019.

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

The amount of interest expense related to borrowings for the three months ended March 31, 2019 and 2018 was $86,742 and $84,288, respectively.  Debt issuance cost of $469,507 is being amortized to interest expense over the term of the ABL Facility beginning March 1, 2017.  As of March 31, 2019, the unamortized portion of the debt issuance costs was $273,879.  The amount of interest expense related to the amortization of the discount on the ABL Facility for the three months ended March 31, 2019 and 2018 was $23,475.  As of March 31, 2019, the ABL Facility borrowing base availability was $12,811,000 and the outstanding liability was $5,157,659, net of unamortized debt issuance cost of $273,879.

7. Leases

ASU 2016-02 Adoption

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), and the related amendments (collectively “ASC 842”).  We used the optional transition method of adoption, in which the cumulative effect of initially applying the new standard, as of January 1, 2109, to our existing leases was approximately $2.0 million and $2.2 million to record the operating lease right-of-use asset and the related liabilities, respectively, all of which relate to our corporate office lease.  Under this method of adoption, the comparative information in the condensed consolidated financial statements has not been revised and continues to be reported under the previous applicable lease accounting guidance (ASC 840).  Leases with terms of 12 months or less are not recorded on the balance sheet.

When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and if it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease.

As of December 31, 2018, leases classified as capital leases under ASC 840 were included in Property and equipment, net and represented almost fully depreciated office equipment with a negligible book value.

We lease certain equipment to a customer under a lease arrangement that expires in 2020.  The capital lease receivable amounts are approximately $150,000 at March 31, 2019, the majority of which is included in Prepaid expenses and other current assets.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at March 31, 2019 are de minimis and mature in less than 12 months.

March 31,
2019
Operating Leases:
Right-of-use operating lease asset:
Property and equipment, net and other assets	$2,009,904

Lease Liabilities:
Accounts payable and accrued liabilities	$594,642
Other long-term liabilities	1,608,946
Total operating lease liabilities	$2,203,588

Lease Costs

For the three months ended March 31, 2019, we recorded approximately $150,000 of fixed cost operating lease expense.  Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council (“EDC”), which is accrued monthly and will continue over the term of the lease through August 2022.  This minimum annual incentive is $63,000, which will increase to $93,600 for the annual incentive period starting September 2020.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the three months ended March 31, 2019.  We did not obtain any new operating lease right-of-use assets in the three months ended March 31, 2019.

Other Information

Our office lease had a remaining term of 3.5 years as of March 31, 2019, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.

The future minimum lease payments required under our office lease as of March 31, 2019 were as follows:

Year Ending December 31,	Amount
2019	$476,190
2020	664,200
2021	664,200
2022	498,150
Total lease payments	2,302,740
Less: Interest	99,152
Present value of lease liabilities	$2,203,588

8. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations.  In addition, we have product sales and other revenue primarily from sales of products, such as antifreeze and windshield washer fluid, as well as minor ancillary services.

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Sales and usage-based taxes are excluded from revenue.  Three customers accounted for 59.7% of revenue for the three months ended March 31, 2019, and three customers accounted for 48.4% of revenue for the three months ended March 31, 2018.  We operate primarily in the United States, with minor services in Canada.

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue Type:
Services	$24,054,519	$22,005,572
Product sales and other	2,594,522	2,690,351
Total revenue	$26,649,041	$24,695,923

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

As of March 31, 2019 and December 31, 2018, we had $165,000 and $7,448, respectively, of deferred contract costs.  During the three months ended March 31, 2019, we amortized $53,750 and nil of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the three months ended March 31, 2018, we amortized $33,333 and $18,069 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer.  As of March 31, 2019 and December 31, 2018, we had $50,268 and $69,473, respectively, of deferred revenue, the majority of which was classified in “Deferred revenue and other current liabilities.”

9. Income Taxes

Our statutory income tax rate is anticipated to be 27%.  However, we had income tax expense of $54,769 on a net operating loss for the quarter ended March 31, 2019, which is attributable to state tax obligations for states with no net operating loss carryforwards, and the continued reserve against the benefit of the net operating losses at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2019 and December 31, 2018, and we had recorded a valuation allowance of $12,195,000 and $12,202,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2019 and December 31, 2018, we had federal income tax net operating loss carryforwards of approximately $18,900,000, which expire at various dates ranging from 2031-2037.

10. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, and the ABL Facility. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for the ABL Facility, based on borrowing rates currently available to us for loans with similar terms and maturities.

11. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 15,328,870 shares were issued and outstanding as of March 31, 2019 and December 31, 2018.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  We recorded expense of $6,557 and $2,044 related to the ESPP for the three months ended March 31, 2019 and 2018, respectively.

Warrants – At March 31, 2019, we had outstanding exercisable warrants to purchase 1,733,565 shares of common stock.

The following table summarizes the warrants issued and outstanding as of March 31, 2019:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	09/24/2014	09/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,733,565

Stock Options – We recorded stock option expense of $197,474 and $222,079 for the three months ended March 31, 2019 and 2018, respectively.  The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2018	1,773,066	$1.17 — $26.00	$7.02
Granted	439,000	$1.51 — $1.51	$1.51
Canceled/Forfeited	(24,583)	$2.13 — $2.50	$2.37
Outstanding at March 31, 2019	2,187,483	$1.17 — $26.00	$5.96

12.  Subsequent Event

Subsequent to quarter end, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering that closed on April 11, 2019.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $245,000.  Of the $245,000, approximately $230,000 is included in selling, general, and administrative expense for the three months ended March 31, 2019, with the remaining $15,000 to be recorded in April 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; exposure to significant interest, currency, or credit risks arising from our financial instruments; sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months; and estimated amortization expense of intangible assets for future periods.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Three Months Ended March 31, 2019 and 2018 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$26,649,041	$24,695,923
Cost of revenue	22,106,196	21,148,096
Gross profit	4,542,845	3,547,827
Operating expenses:
Selling, general, and administrative	4,214,230	3,751,760
Depreciation and amortization	325,787	984,581
Total operating expenses	4,540,017	4,736,341
Operating income (loss)	2,828	(1,188,514)
Interest expense	111,811	124,005
Loss before taxes	(108,983)	(1,312,519)
Income tax expense	54,769	—
Net loss	$(163,752)	$(1,312,519)

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenue

For the quarter ended March 31, 2019, revenue was $26.6 million, an increase of $2.0 million, or 7.9%, compared with $24.7 million for the quarter ended March 31, 2018.

Cost of Revenue/Gross Profit

Cost of revenue increased $1.0 million to $22.1 million for the quarter ended March 31, 2019 from $21.1 million for the quarter ended March 31, 2018.  The increase was primarily due to increased services from both our continuing and new customer base and changes in our mix of services, partially offset by decreased cost of certain contracted services.

For the quarter ended March 31, 2019, gross profit was $4.5 million, an increase of $1.0 million, or 28.0%, compared with $3.5 million for the quarter ended March 31, 2018.  The gross profit margin rose to 17.0% for the first quarter of 2019 compared with 14.4% for the first quarter of 2018.  The changes in gross profit and the increase in gross profit margin percentage for the three months ended March 31, 2019 were primarily due to the net effect of increased services from both our continuing and new customer base, changes in our mix of services, and lower cost of certain subcontracted services.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity index adjustments for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

Operating expenses were $4.5 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively.

Selling, general, and administrative expenses were $4.2 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively, an increase of approximately $462,000. The increase was primarily related to increases in labor related expenses of approximately $156,000, professional fees of $127,000, advertising and tradeshow expenses of $50,000 and travel of $24,000.  For the three months ended March 31, 2019, professional fees included costs of approximately $230,000 related to selling shareholder transactions.  See Note 12 to our condensed consolidated financial statements for further discussion of the selling shareholder transactions.

Operating expenses also included depreciation and amortization of approximately $326,000 and $985,000 for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately $659,000.  The decrease in depreciation and amortization was primarily due to lower amortization related to certain intangible assets that were fully amortized as of July 2018.

Interest Expense

For the three months ended March 31, 2019, interest expense decreased by $12,000 to $112,000 from $124,000 for the three months ended March 31, 2018.  The decreases were primarily due to lower average outstanding balances on our revolving credit facility.  See Note 6 to our condensed consolidated financial statements for a discussion of our revolving credit facility.

Income Taxes

We recorded a provision for income taxes of $55,000 for the three months ended March 31, 2019, primarily related to tax basis net income at the state level for several states with no net operating loss carryforwards.  For the three months ended March 31, 2018, we were in a net loss position and recorded no provision.

Net Loss

Net loss for the quarter ended March 31, 2019 was $164,000 compared with a net loss of $1.3 million for the quarter ended March 31, 2018.  The explanations above detail the majority of the changes related to the decrease in net loss.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volume and mix of services provided, as well as customer mix during the reporting period.

Loss per Share

Net loss per basic and diluted share was $(0.01) for the quarter ended March 31, 2019 compared with a net loss per basic and diluted share of ($0.09) for the quarter ended March 31, 2018. The weighted average number of shares of common stock outstanding were approximately 15.3 million for both the three months ended March 31, 2019 and the three months ended March 31, 2018.

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

We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three months ended March 31, 2019, other adjustments of $230,211 included costs related to selling shareholders transactions.  See Note 12 to our condensed consolidated financial statements for a discussion of the selling shareholders transactions.  For the three months ended March 31, 2018, other adjustments of $48,845 included legal fees related to our sale of certain Earth911 assets.

The following table reflects Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported
	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net loss	$(163,752)	$(1,312,519)
Depreciation and amortization	359,285	1,029,877
Interest expense	111,811	124,005
Stock-based compensation expense	204,031	224,123
Other adjustments	230,211	48,845
Income tax expense	54,769	—
Adjusted EBITDA	$796,355	$114,331

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, we had $2.1 million in cash and cash equivalents. Working capital was $3.9 million as of March 31, 2019 compared with $4.0 million as of December 31, 2018.

We derive our primary sources of funds for conducting our business activities from operating revenues; borrowings under our credit facilities; and the placement of our equity securities to investors. We require working capital primarily to carry accounts receivable, service debt, purchase capital assets, fund operating expenses, address unanticipated competitive threats or technical problems, withstand adverse economic conditions, fund potential acquisition transactions, and pursue goals and strategies.

We believe our existing cash and cash equivalents of $2.1 million, our borrowing capacity under our $20.0 million ABL Facility (which was $12.8 million as of March 31, 2019), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the capital markets with placements of our securities, if necessary or desirable.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2019 and 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities was $46,000 for the three months ended March 31, 2019 compared with $1.8 million for the three months ended March 31, 2018.

Net cash provided by operating activities for the three months ended March 31, 2019 related primarily to the net effect of the following:

•	net loss of $164,000;
•	offset by non-cash items of $0.6 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $(0.4) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the three months ended March 31, 2018 related primarily to the net effect of the following:

•	net loss of $1.3 million;
•	offset by non-cash items of $1.3 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and

•	net cash provided by the net change in operating assets and liabilities of $1.8 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 and 2018 was $41,000 and $60,000, respectively, primarily from costs related to software development.

Cash Flows from Financing Activities

Net cash used in financing activities was $61,000 for the three months ended March 31, 2019, primarily from net repayments on our revolving credit facility.  Net cash used in financing activities was $1.7 million for the three months ended March 31, 2018, primarily from net repayments on our revolving credit facility.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility.

Inflation

We do not believe that inflation had a material impact on us during the three months ended March 31, 2019 and 2018.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.26	Voting Agreement, dated April 11, 2019, by and among Mitchell A. Saltz, Jeffrey D. Forte, Brian Dick, Hampstead Park Capital Management, LLC, and Quest Resource Holding Corporation (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

99.1	Put and Call Purchase Agreement, dated as of March 15, 2019 between Hampstead Park Capital Management, LLC, Southwest Green Investments, L.L.C. and Stockbridge Enterprises, L.P. (2)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2019.

(2)Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 15, 2019	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: May 15, 2019	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer