Form 10-Q
period 2019-06-30
Quest Resource Holding Corp
filed 2019-08-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

As of August 1, 2019, there were outstanding 15,350,153 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,087,606	$2,122,297
Accounts receivable, less allowance for doubtful accounts of $977,088 and $929,399 as of June 30, 2019 and December 31, 2018, respectively	15,893,340	16,711,809
Prepaid expenses and other current assets	1,373,431	965,755
Total current assets	19,354,377	19,799,861

Goodwill	58,208,490	58,208,490
Intangible assets, net	2,124,698	2,610,921
Property and equipment, net, and other assets	2,806,442	968,025
Total assets	$82,494,007	$81,587,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,248,086	$15,777,921
Deferred revenue and other current liabilities	23,140	71,717
Total current liabilities	15,271,226	15,849,638

Revolving credit facility, net	4,861,355	5,194,588
Other long-term liabilities	1,452,457	353
Total liabilities	21,585,038	21,044,579

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized,15,350,153 and 15,328,870 shares issued and outstanding as of June 30, 2019 and December 31, 2018	15,350	15,329
Additional paid-in capital	160,204,422	159,701,542
Accumulated deficit	(99,310,803)	(99,174,153)
Total stockholders’ equity	60,908,969	60,542,718
Total liabilities and stockholders’ equity	$82,494,007	$81,587,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$25,445,373	$27,928,626	$52,094,414	$52,624,549
Cost of revenue	20,695,798	23,500,848	42,801,994	44,648,944
Gross profit	4,749,575	4,427,778	9,292,420	7,975,605
Operating expenses:
Selling, general, and administrative	4,226,912	3,879,280	8,441,142	7,631,040
Depreciation and amortization	327,093	981,610	652,880	1,966,191
Total operating expenses	4,554,005	4,860,890	9,094,022	9,597,231
Operating income (loss)	195,570	(433,112)	198,398	(1,621,626)
Interest expense	113,697	105,430	225,508	229,435
Income (loss) before taxes	81,873	(538,542)	(27,110)	(1,851,061)
Income tax expense	54,771	—	109,540	—
Net income (loss)	$27,102	$(538,542)	$(136,650)	$(1,851,061)

Net income (loss) applicable to common stockholders	$27,102	$(538,542)	$(136,650)	$(1,851,061)
Net income (loss) per share applicable to common stockholders
Basic	$0.00	$(0.04)	$(0.01)	$(0.12)
Diluted	$0.00	$(0.04)	$(0.01)	$(0.12)
Weighted average number of common shares outstanding
Basic	15,339,743	15,307,859	15,334,397	15,305,172
Diluted	15,362,406	15,307,859	15,334,397	15,305,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2018	15,328,870	$15,329	$159,701,542	$(99,174,153)	$60,542,718
Stock-based compensation	—	—	204,031	—	204,031
Net loss	—	—	—	(163,752)	(163,752)
Balance, March 31, 2019	15,328,870	15,329	159,905,573	(99,337,905)	60,582,997
Stock-based compensation	—	—	269,201	—	269,201
Shares issued for Employee Stock Purchase Plan options	21,283	21	29,648	—	29,669
Net income	—	—	—	27,102	27,102
Balance, June 30, 2019	15,350,153	$15,350	$160,204,422	$(99,310,803)	$60,908,969

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2017	15,302,455	$15,302	$158,867,600	$(96,735,172)	$62,147,730
Stock-based compensation	—	—	224,133	—	224,133
Net loss	—	—	—	(1,312,519)	(1,312,519)
Balance, March 31, 2018	15,302,455	15,302	159,091,733	(98,047,691)	61,059,344
Stock-based compensation	—	—	182,582	—	182,582
Shares issued for Employee Stock Purchase Plan options	10,928	11	18,385	—	18,396
Net loss	—	—	—	(538,542)	(538,542)
Balance, June 30, 2018	15,313,383	$15,313	$159,292,700	$(98,586,233)	$60,721,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(136,650)	$(1,851,061)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	116,629	203,972
Amortization of intangibles	585,260	1,853,217
Amortization of debt issuance costs	46,951	46,951
Provision for doubtful accounts	45,000	159,915
Stock-based compensation	473,232	406,715
Changes in operating assets and liabilities:
Accounts receivable	773,469	(1,774,385)
Prepaid expenses and other current assets	(407,676)	(280,320)
Security deposits and other assets	91,720	259,210
Accounts payable and accrued liabilities	(930,793)	3,239,972
Deferred revenue and other liabilities	(203,545)	(196,544)
Net cash provided by operating activities	453,597	2,067,642
Cash flows from investing activities:
Purchase of property and equipment	(36,862)	(42,287)
Purchase of capitalized software development	(99,037)	(105,890)
Net cash used in investing activities	(135,899)	(148,177)
Cash flows from financing activities:
Proceeds from credit facilities	51,978,018	48,875,349
Repayments of credit facilities	(52,358,202)	(50,761,385)
Proceeds from shares issued for Employee Stock Purchase Plan	29,669	18,396
Repayments of finance lease obligations	(1,874)	(26,118)
Net cash used in financing activities	(352,389)	(1,893,758)
Net increase (decrease) in cash and cash equivalents	(34,691)	25,707
Cash and cash equivalents at beginning of period	2,122,297	1,055,281
Cash and cash equivalents at end of period	$2,087,606	$1,080,988

Supplemental cash flow information:
Cash paid for interest	$186,069	$224,486
Cash paid for income taxes	$26,905	$—

Supplemental non-cash activities:
Sale of goodwill and intangible assets	$—	$246,585
Investment in Earth Media Partners, LLC	$—	$(246,585)

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2019 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2018 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments.  The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to assess credit loss estimates.  ASU 2016-13 is effective for us on January 1, 2020.  We are assessing the provisions of this amended guidance; however, the adoption of the standard is not expected to have a material effect on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Property and Equipment, net, and Other Assets

At June 30, 2019 and December 31, 2018, property and equipment, net, and other assets consisted of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,640,329 and $2,523,700 as of June 30, 2019 and December 31, 2018, respectively	$534,752	$614,518
Right-of-use operating lease asset	1,872,499	—
Security deposits and other assets	399,191	353,507
Property and equipment, net, and other assets	$2,806,442	$968,025

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended June 30, 2019 was $49,112, including $15,511 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts, and was $116,629 for the six months ended June 30, 2019, including $49,009 of depreciation expense reflected within “Cost of revenue.”  Depreciation expense for the three months ended June 30, 2018 was $100,662, including $45,702 of depreciation expense reflected within “Cost of revenue,” and was $203,972 for the six months ended June 30, 2018, including $90,998 reflected within “Cost of revenue.”

We recorded a right-of-use operating lease asset of $2.0 million related to our corporate office lease upon the adoption of ASC 842 effective January 1, 2019.  Refer to Note 7, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenue, and accounts receivable as of the Closing Date.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  In addition to our investment in Earth Media Partners, LLC, we accrued a receivable in the amount of $107,815 related to the earn-out as of June 30, 2019.  The carrying amount of our investment and the accrued earn-out receivable are included in other assets.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

June 30, 2019 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,068	5,305,671	929,397
Patents	7 years	230,683	230,683	—
Software	7 years	2,033,345	838,044	1,195,301
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,526,249	$19,401,551	$2,124,698

December 31, 2018	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,068	4,860,305	1,374,763
Patents	7 years	230,683	230,683	—
Software	7 years	1,934,308	698,150	1,236,158
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,427,212	$18,816,291	$2,610,921

June 30, 2019 (Unaudited) and December 31, 2018	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $293,491 and $926,650 for the three months ended June 30, 2019 and 2018, respectively.  Amortization expense related to finite lived intangible assets was $585,260 and $1,853,217 for the six months ended June 30, 2019 and 2018, respectively.

We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2018 with no impairment recorded.

5. Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Accounts payable	$12,895,242	$14,025,221
Accrued taxes	743,347	548,126
Employee compensation	765,837	910,796
Operating lease liability - current portion	609,304	—
Other	234,356	293,778
	$15,248,086	$15,777,921

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

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus a margin ranging from 1.0% to 1.5% (6.75% as of June 30, 2019), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (4.77% as of June 30, 2019). The maturity date of the ABL Facility is February 24, 2022.

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

The amount of interest expense related to borrowings for the three months ended June 30, 2019 and 2018 was $90,035 and $81,140, respectively.  The amount of interest expense related to borrowings for the six months ended June 30, 2019 and 2018 was $176,777 and $165,428, respectively.  Debt issuance cost of $469,507 is being amortized to interest expense over the term of the ABL Facility beginning March 1, 2017.  As of June 30, 2019, the unamortized portion of the debt issuance costs was $250,404.  The amount of interest expense related to the amortization of the discount on the ABL Facility for the six months ended June 30, 2019 and 2018 was $46,951.  As of June 30, 2019, the ABL Facility borrowing base availability was $11,631,000 and the outstanding liability was $4,861,355, net of unamortized debt issuance cost of $250,404.

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

We lease certain equipment to a customer under a lease arrangement that expires in 2020.  The capital lease receivable amounts are approximately $30,000 at June 30, 2019, the majority of which is included in Prepaid expenses and other current assets.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at June 30, 2019 are de minimis and mature in less than 12 months.

June 30,
2019
Operating Leases:
Right-of-use operating lease asset:
Property and equipment, net and other assets	$1,872,499

Lease Liabilities:
Accounts payable and accrued liabilities	$609,304
Other long-term liabilities	1,452,457
Total operating lease liabilities	$2,061,761

Lease Costs

For the three and six months ended June 30, 2019, we recorded approximately $150,000 and $300,000 of fixed cost operating lease expense, respectively.  Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the lease through August 2022.  This minimum annual incentive is $63,000, which will increase to $93,600 for the annual incentive period starting September 2020.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the three and six months ended June 30, 2019.  We did not obtain any new operating lease right-of-use assets in the six months ended June 30, 2019.

Other Information

Our office lease had a remaining term of 3.25 years as of June 30, 2019, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.

The future minimum lease payments required under our office lease as of June 30, 2019 were as follows:

Year Ending December 31,	Amount
2019	$321,120
2020	664,200
2021	664,200
2022	498,150
Total lease payments	2,147,670
Less: Interest	85,909
Present value of lease liabilities	$2,061,761

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Sales and usage-based taxes are excluded from revenue.  Three customers accounted for 54.1% of revenue for the three months ended June 30, 2019, and three customers accounted for 53.0% of revenue for the three months ended June 30, 2018.  Three customers accounted for 57.0% of revenue for the six months ended June 30, 2019, and three customers accounted for 50.8% of revenue for the six months ended June 30, 2018. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue Type:
Services	$22,767,059	$25,324,837	$46,821,578	$47,330,409
Product sales and other	2,678,314	2,603,789	5,272,836	5,294,140
Total revenue	$25,445,373	$27,928,626	$52,094,414	$52,624,549

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

As of June 30, 2019 and December 31, 2018, we had $121,250 and $7,448, respectively, of deferred contract costs.  During the three months ended June 30, 2019, we amortized $53,750 and nil of deferred contract costs to selling, general, and administrative expense and as a reduction to revenue, respectively.  During the three months ended June 30, 2018, we amortized $70,417 and $18,070 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the six months ended June 30, 2019, we amortized $107,500, and nil of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.  During the six months ended June 30, 2018, we amortized $103,750 and $36,139 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer.  As of June 30, 2019 and December 31, 2018, we had $22,416 and $69,473, respectively, of deferred revenue, the majority of which was classified in “Deferred revenue and other current liabilities.”

9. Income Taxes

Our statutory income tax rate is anticipated to be 27%.  However, we had income tax expense of $109,540 on a net operating loss for the six months ended June 30, 2019, which is attributable to state tax obligations for states with no net operating loss carryforwards, and the continued reserve against the benefit of the net operating losses at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2019 and December 31, 2018, and we had recorded a valuation allowance of $12,152,000 and $12,202,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2019 and December 31, 2018, we had

federal income tax net operating loss carryforwards of approximately $18,300,000 and $18,900,000, respectively, which expire at various dates ranging from 2031-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 15,350,153 and 15,328,870 shares were issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  On May 14, 2019, we issued 21,283 shares to employees for $29,669 under our ESPP for options that vested and were exercised.  We recorded expense of $13,827 and $5,262 related to the ESPP for the six months ended June 30, 2019 and 2018, respectively.

Warrants – At June 30, 2019, we had outstanding exercisable warrants to purchase 1,733,565 shares of common stock.

The following table summarizes the warrants issued and outstanding as of June 30, 2019:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	09/24/2014	09/24/2019	$20.00	1,125,005
Warrants	10/20/2014	10/20/2019	$20.00	87,500
Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				1,733,565

Stock Options – We recorded stock option expense of $459,405 and $401,453 for the six months ended June 30, 2019 and 2018, respectively.  The following table summarizes the stock option activity for the six months ended June 30, 2019:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2018	1,773,066	$1.17 — $26.00	$7.02
Granted	1,004,015	$1.51 — $3.12	$1.90
Canceled/Forfeited	(64,125)	$1.51 — $16.40	$3.05
Outstanding at June 30, 2019	2,712,956	$1.17 — $26.00	$5.22

12. Net Income (Loss) per Share

We compute basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods where losses are reported, the weighted average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options.  Dilutive potential securities are excluded from the computation of earnings per share if their effect is antidilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss) applicable to common stockholders	$27,102	$(538,542)	$(136,650)	$(1,851,061)
Denominator:
Weighted average common shares outstanding, basic	15,339,743	15,307,859	15,334,397	15,305,172
Effect of dilutive common shares	22,663	—	—	—
Weighted average common shares outstanding, diluted	15,362,406	15,307,859	15,334,397	15,305,172
Net income (loss) per share:
Basic	$0.00	$(0.04)	$(0.01)	$(0.12)
Diluted	$0.00	$(0.04)	$(0.01)	$(0.12)
Anti-dilutive securities excluded from diluted net income (loss) per share:
Stock options	2,690,293	1,753,816	2,712,956	1,753,816
Warrants	1,733,565	1,733,565	1,733,565	1,733,565
Total anti-dilutive securities excluded from net income (loss) per share	4,423,858	3,487,381	4,446,521	3,487,381

13.  Related Party Transactions

During the quarter ended June 30, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering that closed on April 11, 2019.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000, and is included in selling, general, and administrative expense for the six months ended June 30, 2019.  The majority of the costs associated with the Transactions were recognized in the first quarter of 2019, with approximately $17,000 recognized in the quarter ended June 30, 2019.

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

Three and Six Months Ended June 30, 2019 and 2018 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue	$25,445,373	$27,928,626	$52,094,414	$52,624,549
Cost of revenue	20,695,798	23,500,848	42,801,994	44,648,944
Gross profit	4,749,575	4,427,778	9,292,420	7,975,605
Operating expenses:
Selling, general, and administrative	4,226,912	3,879,280	8,441,142	7,631,040
Depreciation and amortization	327,093	981,610	652,880	1,966,191
Total operating expenses	4,554,005	4,860,890	9,094,022	9,597,231
Operating income (loss)	195,570	(433,112)	198,398	(1,621,626)
Interest expense	113,697	105,430	225,508	229,435
Income (loss) before taxes	81,873	(538,542)	(27,110)	(1,851,061)
Income tax expense	54,771	—	109,540	—
Net income (loss)	$27,102	$(538,542)	$(136,650)	$(1,851,061)

Three and Six Months Ended June 30, 2019 compared to Three and Six Months Ended June 30, 2018

Revenue

For the quarter ended June 30, 2019, revenue was $25.4 million, a decrease of $2.5 million, or 8.9%, compared with $27.9 million for the quarter ended June 30, 2018.  For the six months ended June 30, 2019, revenue was $52.1 million, a decrease of $530,000 or 1%, compared with $52.6 million for the six months ended June 30, 2018.  The decrease was primarily due to the impact of a production slowdown at one of our largest industrial customers and exiting out of a low-margin service with another customer, partially offset by increased services from both our continuing and new customer base.

Cost of Revenue/Gross Profit

Cost of revenue decreased $2.8 million to $20.7 million for the quarter ended June 30, 2019 from $23.5 million for the quarter ended June 30, 2018.  Cost of revenue decreased $1.8 million to $42.8 million for the six months ended June 30, 2019 from $44.6 million for the six months ended June 30, 2018.  The decrease was primarily due to the impact of a production slowdown at one of our largest industrial customers, and the exiting out of a low-margin service with another customer, partially offset by increased services from both our continuing and new customer base.

Gross profit for the quarter ended June 30, 2019 was $4.7 million, an increase of $322,000, or 7.3%, compared with $4.4 million for the quarter ended June 30, 2018.  The gross profit margin rose to 18.7% for the second quarter of 2019 compared with 15.9% for the second quarter of 2018.  Gross profit for the six months ended June 30, 2019 was $9.3 million, an increase of $1.3 million, or 16.5%, compared with $8.0 million for the six months ended June 30, 2018.  The gross profit margin rose to 17.8% for the six months ended June 30, 2019 compared with 15.2% for the six months ended June 30, 2018. The changes in gross profit and the increase in gross profit margin percentage for the three and six months ended June 30, 2019 were primarily due to the net effect of increased services from both our continuing and new customer base, and lower cost of certain contracted services.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity index adjustments for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

Operating expenses were $4.6 million and $4.9 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $307,000.  Operating expenses were $9.1 million and $9.6 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $503,000.

In the quarter ended June 30, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering that closed on April 11, 2019.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000, and is included in selling, general, and administrative expense for the six months ended June 30, 2019.  The majority of the costs associated with the Transactions were recognized in the first quarter of 2019, with approximately $17,000 recognized in the quarter ended June 30, 2019.

Selling, general, and administrative expenses were $4.2 million and $3.9 million for the three months ended June 30, 2019 and 2018, respectively, an increase of approximately $348,000. The increase was primarily related to increases in labor related expenses of approximately $312,000, stock related compensation of $87,000, professional fees of $40,000, advertising and tradeshow expenses of $31,000 and travel of $30,000, partially offset by a decrease in bad debt expense of $135,000.  Selling, general, and administrative expenses were $8.4 million and $7.6 million for the six months ended June 30, 2019 and 2018, respectively, an increase of approximately $810,000.  The increase was primarily related to increases in labor related expenses of approximately $468,000, professional fees of $247,000, advertising and tradeshow expenses of $81,000, stock related compensation of $67,000, and travel of $24,000, partially offset by a decrease in bad debt expenses of $115,000.  As discussed above, professional fees in the six months ended June 30, 2019 included costs of approximately $248,000 related to the Transactions.

Operating expenses also included depreciation and amortization of approximately $327,000 and $982,000 for the three months ended June 30, 2019 and 2018, respectively, a decrease of approximately $655,000.  Depreciation and amortization expenses were approximately $653,000 and $2.0 million for the six months ended June 30, 2019 and 2018, respectively.  The decrease in depreciation and amortization was primarily due to lower amortization related to certain intangible assets that were fully amortized as of July 2018.

Interest Expense

Interest expense was $114,000 and $105,000 for the three months ended June 30, 2019 and 2018, respectively, an increase of approximately $8,000.  Interest expense was $226,000 and $230,000 for the six months ended June 30, 2019 and 2018, respectively, a decrease of approximately $4,000.  See Note 6 to our condensed consolidated financial statements for a discussion of our revolving credit facility.

Income Taxes

We recorded a provision for income taxes of $55,000 and $110,000 for the three and six months ended June 30, 2019, respectively, primarily related to tax basis net income at the state level for several states with no net operating loss carryforwards.  For the three and six months ended June 30, 2018, we were in a net loss position and recorded no provision.

Net Income (Loss)

Net income for the quarter ended June 30, 2019 was $27,000 compared with a net loss of $539,000 for the quarter ended June 30, 2018.  Net loss for the six months ended June 30, 2019 was $137,000 compared to a net loss of $1.9 million for the six months ended June 30, 2018. The explanations above detail the majority of the changes related to net income (loss).

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volume and mix of services provided, as well as customer mix during the reporting period.

Income (Loss) per Share

Net income per basic and diluted share was $0.00 for the quarter ended June 30, 2019 compared with a net loss per basic and diluted share of $(0.04) for the quarter ended June 30, 2018. The basic weighted average number of shares of common stock outstanding were approximately 15.3 million for both the three months ended June 30, 2019 and the three months ended June 30, 2018.  The diluted weighted average number of shares of common stock outstanding were approximately 15.4 and 15.3 million for the three months ended June 30, 2019 and 2018, respectively.

Net loss per basic and diluted share was $(0.01) for the six months ended June 30, 2019 compared with a net loss per basic and diluted share of $(0.12) for the six months ended June 30, 2018.  The basic and diluted weighted average number of shares of common stock outstanding were approximately 15.3 million for both the six months ended June 30, 2019 and June 30, 2018.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” as another metric to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three and six months ended June 30, 2019, other adjustments of $17,378 and $247,589 included costs related to the Transactions as further discussed above.  For the three and six months ended June 30, 2018, other adjustments of $2,839 and $51,684, respectively, included legal fees related to our sale of certain Earth911 assets.

The following table reflects Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income (loss)	$27,102	$(538,542)	$(136,650)	$(1,851,061)
Depreciation and amortization	342,604	1,027,312	701,889	2,057,189
Interest expense	113,697	105,430	225,508	229,435
Stock-based compensation expense	269,201	182,582	473,232	406,715
Other adjustments	17,378	2,839	247,589	51,684
Income tax expense	54,771	—	109,540	—
Adjusted EBITDA	$824,753	$779,621	$1,621,108	$893,962

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, we had $2.1 million in cash and cash equivalents. Working capital was $4.1 million as of June 30, 2019 compared to $4.0 million as of December 31, 2018.

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

We believe our existing cash and cash equivalents of $2.1 million, our borrowing capacity under our $20.0 million ABL Facility (which was $11.6 million as of June 30, 2019), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the capital markets with placements of our securities, if necessary or desirable.  We have no agreements, commitments or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2019 and 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities was $454,000 for the six months ended June 30, 2019 compared with $2.1 million for the six months ended June 30, 2018.

Net cash provided by operating activities for the six months ended June 30, 2019 related primarily to the net effect of the following:

•	net loss of $137,000;
•	offset by non-cash items of $1.3 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $677,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the six months ended June 30, 2018 related primarily to the net effect of the following:

•	net loss of $1.9 million;
•	offset by non-cash items of $2.7 million, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash provided by the net change in operating assets and liabilities of $1.2 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 and 2018 was $136,000 and $148,000, respectively, primarily from costs related to software development and purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $352,000 for the six months ended June 30, 2019, primarily from net repayments on our revolving credit facility.  Net cash used in financing activities was $(1.9) million for the six months ended June 30, 2018, primarily from net repayments on our revolving credit facility.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility.

Inflation

We do not believe that inflation had a material impact on us during the six months ended June 30, 2019 and 2018.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.26	Voting Agreement, dated April 11, 2019, by and among Mitchell A. Saltz, Jeffrey D. Forte, Brian Dick, Hampstead Park Capital Management, LLC, and Quest Resource Holding Corporation (1)

10.27	Amendment to 2012 Incentive Compensation Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 14, 2019	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: August 14, 2019	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer