Form 10-K
period 2019-12-31
Quest Resource Holding Corp
filed 2020-03-12
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(972) 464-0004

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	QRHC	NASDAQ

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of such shares as quoted on the NASDAQ Stock Market on June 28, 2019 was $29,122,420. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2020, was 15,372,905.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “ targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,”  “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-K reflect our views as of the date of this Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC.

Specific forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that our recycling services are comprehensive, innovative, and cost effective; our belief that a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth; our belief that we are not exposed to significant interest, currency, or credit risks arising from our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, revolving credit facility, and capital lease obligations; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business; our plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider industry-leading collection, processing, and data reporting; our plan to expand the types of waste streams and recyclables covered by our services; our plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry; our plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value; our intention to continue to enhance the comprehensive, one-stop recycling services that we provide for the waste streams and recyclables produced by our business customers; our intention to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals; our intention to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and a national footprint that we believe provides us with competitive advantages in expanding our customer base; our intention to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns; our expectation that the recycling industry will continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills; our expectation that the EPA and state and local governments will continue the present trend of restricting the amount of potentially recyclable material bound for landfills; our belief that governmental restrictions, along with the economic value of recyclables, may create additional opportunities as proper disposal of materials becomes more specialized; our goal to be a leading environmental services company; the key elements of our strategy to achieve our goal; our plans to continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers; our belief that there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information; our plan to increase our sales and marketing efforts; our strategic goal to continue to diversify our customer base; our intention to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations; our plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable  and waste materials for businesses; our belief that this strategy results in a scalable business model; our expectations regarding capital expenditures; our plan to increase our recycling and waste services business; our expectations regarding our capital requirements and the uses of such capital; our plan to continue to expand our work force to continue to enhance our business and operating results; our belief that there is significant competition for qualified personnel with the skills and knowledge that we require; our expectation that we will enter into strategic alliances; our plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels,

ii

enhance our technical capabilities, or otherwise offer growth opportunities; our acquisition strategy; our intention to issue additional securities pursuant to our equity incentive plan and our employee stock purchase plan may issue equity or convertible securities in the future; our plan to retain any future earnings to finance our operations and growth plans; our belief that the mix of our largest customers will continue to change over time; and our belief that our existing cash and cash equivalents, available borrowing under our credit facility, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

iii

PART I

ITEM 1.	BUSINESS

Overview

Quest Resource Holding Corporation (“our company,” “we,” “us” and “our”) is a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses.  We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables.  In addition, our programs and services enable our customers to address their environmental and sustainability goals and responsibilities.

We believe our services are comprehensive, innovative, and cost effective.  Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals while maximizing the efficiency of their assets.  Our services currently focus on the waste streams and recyclables from big box, food chain, and other specialty retailers; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; transportation, logistics, and internal fleet operators; manufacturing plants; multi-family and commercial properties; restaurant chains and food operations;  and construction and demolition projects.  We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, cardboard, metal, glass, mixed paper, construction debris, as well as a large variety of hazardous and non-hazardous solid, liquid, and gas wastes.  In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

We also provide information and data that tracks and reports the detailed transactional and environmental results of our services and provides actionable data to improve business operations.  The data we generate also enables our customers to address their environmental and sustainability goals and responsibilities and to report to internal and external parties such as employees, investors, business partners, and governmental agencies.

Industry Overview

The multi-billion dollar solid waste collection and disposal business drives the overall waste industry.  The size of the recycling industry has increased in recent years and is expected to continue to increase as environmental concerns increase, landfill space decreases, businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills, and businesses are subject to increased expectations to exhibit and report on their environmental actions and impact.  Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase.  Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. There is recognition by U.S. public agencies, businesses, and consumers that many items deposited in landfills have commodity value or usability as material for new products.  Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling a cost-attractive alternative.

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

Our Strategy

Our goal is to be a leading environmental services company.  Key elements of our strategy to achieve our goal include the following:

•	Recycling Services. We intend to continue to enhance the comprehensive, one-stop services that we provide for the waste streams and recyclables produced by our business customers.
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

Services

Recycling and Waste Services

We provide businesses across multiple industry sectors with a single source service solution for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations.  We provide a single point of contact for managing the wide variety of disposables and recyclables produced.  Our services can help our customers lower their operational expenses, maximize the value of their recyclable commodities, comply with federal, state and local regulations, and help them foster environmental stability and sustainability.  We can provide disposal and recycling services for virtually all forms of solids and liquids, although our current services primarily relate to used motor oil, oil filters, scrap tires, solid waste, metals, grease, cooking oil, food waste, and expired food products.  We also provide our recycling services for a variety of other materials, including glass, cardboard, and paper; industrial cleaning (separator cleaning and tank cleaning); plastics; construction debris; universal waste (batteries, mercury, lights); regulated waste; and electronic devices.

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

We provide certain industries and businesses with specialized services, such as the following:

•

Automotive, Fleet and Industry Services. We provide a selection of services or a turn-key option involving the handling of scrap tires, HDPE plastics, used oil, used oil filters, parts cleaners, paint wastes, industrial fluids, used antifreeze, hazardous waste, wastewater, and spent chemicals.

•

Construction Services. We help construction site managers across the United States recycle construction waste, including cardboard, plastics, metal, pallets, wood, drywall, and concrete.  In addition, we provide temporary containers, offices, storage, toilets, eye washing stations, and water holding tanks.

•

Solid Waste. We began offering solid waste collection as a way of becoming a one-stop shop for existing and prospective customers. The solid waste business provides incremental revenue streams, rounds out our offerings, and provides opportunities to expand into other specialized services.

Landfill Diversion of Food Waste

According to the EPA and the U.S. Department of Agriculture, approximately one-third of the nation’s food, or about 133 billion pounds of food per year, goes to waste.  The EPA has found that discarded food is one of the largest components (depending on classification) of the nation’s solid waste.  The issue of how to reduce such waste is critical.  We develop targeted programs to address these issues.

Our food waste program seeks to reduce the amount of produce, bakery, deli materials, expired dairy, and other food and beverage products in landfills and to find a better solution.  A large portion of the nation’s disposable material consists of organics, produce, bakery and deli items, dairy products, and vegetation trimmings, all of which can be recycled.  Our program offers a variety of options, including the following:

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

Sustainability Programs

We offer sustainability programs to help our customers reduce operating costs and maximize eco-efficiencies.  Our sustainability programs include strategic planning, writing policies and procedures, LEED certification, life cycle assessment, and building commissioning.

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

We have targeted various industries for marketing our environmental services and sustainability programs.  Some of the industries that we target and the nature of the products and services that we market to those industries are as follows:

•	Automotive
o	Retail service providers (car dealerships, tire dealerships, quick lubes, aftermarket automotive parts and accessories retailers, automotive service franchises, car washes)
o	Trucking and fleet
o	Car and equipment rental companies
•	Manufacturing
o	Packaging
o	Food and beverages
o	Machinery and industrial
o	Chemicals and lubricants
•	Hospitality and Retail
o	Grocers
o	Big box
o	Specialty
o	Restaurants
o	Hotels and stadiums
•	Construction and Demolition
o	Commercial
o	Multi-family
o	Industrial
•	Commercial and Multi-family Property Management

Customers

We generally enter into multi-year contracts, typically from two to three years, with our customers that are designed to provide us with recurring monthly revenue. These contracts structure our revenue primarily in three ways: fixed fee, contracted pricing, or revenue from the sale of commodities.

Our business depends to a significant extent on revenue from our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Three customers accounted for 53% of our revenue for the year ended December 31, 2019, and three customers accounted for 51% of our revenue for the year ended December 31, 2018. We believe that the mix of our largest customers will change over time.

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

Scope of Competitors’ Services

Our services address a broad and comprehensive scope of materials such as motor oil, scrap tires, grease, meat, organics, hazardous waste, regulated waste, construction debris, cardboard, pallets, plastics, metals, and solid waste. Most of our competitors specialize in only one or a few of these service areas.  In delivering our services, we have subcontracted at times to our competitors, thereby utilizing them as our subcontractors.

While we have many competitors for certain aspects of our business, we are unaware of any provider that provides all of our services, recycling data services, environmental certification, and sustainability program offerings. The following chart illustrates the aspects of our offerings relative to certain of our competitors:

Company	Recycling Services	Recycling Data	Environmental Certification	Sustainability Programs
Quest Resource Holding Corporation	x	x	x	x
Waste Management	x		x
Republic Services	x		x
Clean Harbors	x	x	x
Liberty Tire Recycling	x	x
Darling International	x	x

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

Employees

As of December 31, 2019, we employed a total of 100 persons, of whom three were executive employees, 56 were administrative and customer services employees, 33 were accounting and finance employees and eight were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

We own or have filed applications for numerous federally registered trademarks and logos, including the following:

•	QUEST RESOURCE MANAGEMENT GROUP (and “Circle” design);
•	QUEST RESOURCE HOLDING CORPORATION (and “Q” design);
•	YOUCHANGE;
•	SUSTAINABILITY DELIVERED;
•	GENEX ANTI-FREEZE GROUP (and “X” design);
•	GENEX WINDSHIELD WASHER FLUID (and “X” design); and
•	TO CHALLENGE, MANAGE, AND INFORM.

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

On October 17, 2012, immediately prior to closing a merger transaction with Earth911, Inc., or Earth911, we filed Amended and Restated Articles of Incorporation to (i) change our name to Infinity Resources Holdings Corp., (ii) increase our shares of common stock authorized for issuance, (iii) authorize shares of preferred stock to be designated in series or classes as our board of directors may determine, (iv) effect a   reverse split of our common stock, and (v) divide our board of directors into   classes, as nearly equal in

number as possible. On October 17, 2012, we closed the merger transaction, or the Earth911 Merger, to acquire Earth911 as a wholly owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company.

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

On February 20, 2018, we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth 911, related to the Earth911.com website business in exchange for an aggregate earn-out amount of approximately $350,000 and a 19% interest in Earth Media Partners, LLC.  Earth911 was subsequently renamed Quest Sustainability Services, Inc.

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

We have incurred recurring net losses, including net losses of $55,240 in 2019 and $2,438,981 in 2018. As a result of ongoing operating losses, we had an accumulated deficit of $99,229,393 as of December 31, 2019. We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, expand the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, implement internal systems and infrastructure, and hire additional personnel. As a result, we may continue to incur losses as we expand our business.  In addition, while our net loss decreased in 2019 as compared to 2018, our revenues declined in 2019 as compared to 2018 and our failure to increase revenues could contribute to our net loss. There is no assurance that we will achieve or maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth under “Risk Factors” or are included elsewhere in this Annual Report on Form 10-K.  If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

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

The success of our business depends to a certain extent on our relationship with our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Three customers accounted for 53% of our revenue for the year ended December 31, 2019, and three customers accounted for 51% of our revenue for the year ended December 31, 2018.  We believe that the mix of our largest customers will change over time.  Our contractual arrangements with our major customers generally are on a multi-year basis and pertain to the management of only certain forms of materials.  Our failure to maintain our business with our largest customers or any other large customer could have an adverse effect on our business.

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

We may incur liabilities for damage to the environment as a result of the operations of our third-party subcontractors. While we do not conduct physical haulage, recycling, or disposal operations, we retain third-party service providers to carry on those activities. These operations may expose us to liability for environmental damages, in some cases even if we did not directly cause the environmental damage. Further, under our agreements with our customers, we are often required to indemnify our customers from any liabilities or claims arising out of our actions or those of our subcontractors and from any release, threatened release, handling, or storage of hazardous and other materials from our customers’ premises as a result of or connected with the performance of services by us or our subcontractors to our customers. If we were to incur substantial liability for environmental damage, our or our subcontractors’ insurance coverage may not fully cover or may be inadequate to cover such liability. Also, because of the variable condition of the insurance market, we may experience future increases in self-insurance levels, increased retention levels, and increased premiums. This could have a material adverse impact on our financial condition, results of operations, and cash flows.

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

Our customers impose substantial requirements relating to the recycling services we provide them. Our arrangements with our customers generally contain provisions including (a) relatively short contract terms with extensions at the discretion of the customer, (b) requirements that we assume full responsibility for all operational aspects of the services, (c) requirements that we comply with all applicable laws, regulations, and other governmental requirements, (d) requirements that we hold subcontractors to the same standards to which we are subject, (e) prohibitions on price increases without customer consent, (f) designation of service locations, service frequency, and equipment, (g) specifications on procedures for rendering services, (h) notification to customer of any spills, releases, or discharges of materials, (i) requirements that we supply a self-performance audit, (j) requirements that we render monthly or quarterly reports to the customer, (k) requirements that we render monthly invoicing in approved time frames and formats, and (l) requirements that we maintain specified records.  If we are unable to meet the requirements in a significant number of these contracts, such contracts could be cancelled and the cancellation of such contracts could have a material adverse effect on our financial results and operations.

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

Our success depends to a significant extent upon the continued services of our current management team and key personnel. The loss of one or more of our key executives or employees could have a material adverse effect on our business. We do not maintain “key person” insurance policies on the lives of any of our executives or any of our other employees. We employ all of our executives and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

Global economic conditions and political events, domestic or international terrorist events and hostilities or complications due to natural, nuclear or other disasters and pandemics or other health crises (including the ongoing coronavirus outbreak emanating from China at the beginning of 2020, which may reduce demand for our services because of reduced global or national economic activity), can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of consumer and commercial spending.  The recent outbreak of the coronavirus could impact our global supply chain network, cause fluctuations in commodity prices, and cause extended shut-downs of businesses, and the prolonged economic impact of the outbreak remains uncertain.  These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways.  For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

Our reporting obligations as a public company place a significant strain on our management and our operational and financial resources and systems for the foreseeable future. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business, and negatively impact the trading price of our common stock.

The interest rates for our obligations under our ABL Facility might be subject to change based on recent regulatory changes.

In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration (together with any successor to the ICE Benchmark Administrator, the “IBA”) for purposes of the IBA setting the London interbank offered rate. As a result, it is possible that commencing in 2022, the London interbank offered rate may no longer be available or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on our loans under the ABL Facility (as defined herein), and it is unclear whether new methods of calculating LIBOR will be established. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. The ABL Facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurance as to whether such replacement or alternative rate will be more or less favorable than LIBOR. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2019, we had 15,372,905 shares of our common stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2019, we had 2,966,513 shares of common stock issuable upon the exercise of outstanding stock options and warrants under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

As of March 1, 2020, there were 15,372,905 shares of common stock outstanding and approximately 150 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the year ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

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

Our Business

We are a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses.  We provide businesses with a single source solution for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations.  We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables.  In addition, our programs and services enable our customers to address their environmental and sustainability goals and responsibilities.

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals while maximizing the efficiency of their assets.  Our services currently focus on the waste streams and recyclables from big box, food chain, and other specialty retailers; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; transportation, logistics, and internal fleet operators; manufacturing plants; multi-family and commercial properties; restaurant chains and food operations; and construction and demolition projects. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, cardboard, metal, glass, mixed paper, construction debris, as well as a large variety of hazardous and non-hazardous solid, liquid, and gas wastes.  In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

We also provide information and data that tracks and reports the detailed transactional and environmental results of our services and provides actionable data to improve business operations.  The data we generate also enables our customers to address their environmental and sustainability goals and responsibilities and report to internal and external parties such as employees, investors, business partners, and governmental agencies.

Years Ended December 31, 2019 and 2018 Operating Results

Our consolidated financial statements include the operating activities of our company and our subsidiaries for the years ended December 31, 2019 and 2018.

The following table summarizes our operating results for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Revenue	$98,979,140	$103,805,432
Cost of revenue	80,253,172	86,942,718
Gross profit	18,725,968	16,862,714
Operating expenses:
Selling, general, and administrative	16,815,767	16,163,153
Depreciation and amortization	1,314,731	2,700,809
Total operating expenses	18,130,498	18,863,962
Operating income (loss)	595,470	(2,001,248)
Interest expense	431,628	437,733
Income (loss) before taxes	163,842	(2,438,981)
Income tax expense	219,082	—
Net loss	$(55,240)	$(2,438,981)

Year Ended December 31, 2019 compared with Year Ended December 31, 2018

Revenue

For the year ended December 31, 2019, revenue was $99.0 million, a decrease of $4.8 million, or 4.7%, compared with revenue of $103.8 million for the year ended December 31, 2018.

The decrease was primarily due to our strategic focus to transition away from lower value-added services, which resulted in exiting low-margin service business with a customer in late 2018, partially offset by increased services of generally higher-value solutions from both our continuing and new customer base.

Cost of Revenue/Gross Profit

Cost of revenue decreased $6.6 million, or 7.7%, to $80.3 million for the year ended December 31, 2019 from $86.9 million for the year ended December 31, 2018.  The decrease was primarily due to the impact of exiting low-margin service with a customer in late 2018, which was partially offset by increased services of generally higher-value solutions from both our continuing and new customer base.

The year-over-year decrease in revenue was more than offset by a net decrease in cost of revenue, resulting in increased gross profit dollars and gross margin performance in 2019.  Gross profit increased $1.8 million, or 11.1%, to $18.7 million for the year ended December 31, 2019 from $16.9 million for the year ended December 31, 2018.  Our gross margin was 18.9% in 2019 compared with 16.2% in 2018.  The increase in gross profit dollars and gross margin percentage for the year ended December 31, 2019 was primarily due to the net effect of increased value-added services from both our continuing and new customer base, and lower costs related to certain contracted services.

We believe that the 2019 improvements in gross profit reflect the execution of our strategy to transition our business to better leverage our value-added services offerings in order to achieve sustainable improvements to our procurement operations, and to utilize our disciplined approach to customer acquisition and renewal.  We believe a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth.  While this approach negatively affected revenue in 2019, it resulted in year-over-year growth in gross profit for 2019 compared with 2018.

Revenue, gross profit and gross margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity index adjustments for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

For the year ended December 31, 2019, operating expenses decreased $0.8 million to $18.1 million from $18.9 million for 2018. Selling, general, and administrative expenses were $16.8 million and $16.2 million for the years ended December 31, 2019 and 2018, respectively, a year-over-year increase of $653,000.  The increase primarily relates to increases in labor related expenses of approximately $796,000, professional fees related to the Transactions (see discussion below) of $248,000, advertising and tradeshow expenses of $121,000, stock related compensation of $292,000, and travel of $58,000, partially offset by a decrease in bad debt expense of $1.0 million.  In 2018, bad debt expense included an adjustment of $610,000 to reflect our assessment of collectability of accounts receivable related to a customer’s bankruptcy filing.

In the year ended December 31, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering.  In a separate private transaction, a selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were $248,000, and are included in selling, general, and administrative expense for the year ended December 31, 2019.

Operating expenses also included depreciation and amortization of $1.3 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively.  The decrease in depreciation and amortization expense in 2019 was primarily due to lower amortization related to certain intangible assets that were fully amortized as of July 2018.

Interest Expense

For the year ended December 31, 2019, interest expense decreased slightly to $432,000 from $438,000 for 2018 as a result of lower average outstanding balances on our revolving credit facility, partially offset by higher interest rates.  We are amortizing debt issuance costs of $469,507 to interest expense over the life of the ABL Facility as discussed in Note 6 to our consolidated financial statements.

Income Taxes

We recorded a provision for income taxes of $219,000 for the year ended December 31, 2019 primarily related to tax basis net income at the state level for several states with no net operating loss carryforwards.  For the year ended December 31, 2018, we were in a net loss position and recorded no provision.

Net Loss

Net loss for the year ended December 31, 2019 was $55,000 compared with a net loss of $2.4 million for the year ended December 31, 2018. The explanations above explain the primary changes related to the decrease in net loss.

Our operating results, including revenue, operating expenses, and operating margins, vary from period to period depending on commodity prices of recycles materials, the volumes and mix of services provided, as well as customer mix during the reporting period.

Loss per Share

Net loss per basic and diluted share was $(0.00) for the year ended December 31, 2019 compared with a net loss per basic and diluted share of $(0.16) for the year ended December 31, 2018. The basic and diluted weighted average number of shares of common stock outstanding was approximately 15.3 million for the years ended December 31, 2019 and 2018.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  In 2019, other adjustments of $247,589 included costs related to the Transactions as further discussed above.  In 2018, other adjustments aggregated $661,956 and included an adjustment to bad debt expense of $610,272 to reflect our assessment of collectability of accounts receivable related to a customer’s bankruptcy filing.  Other adjustments in 2018 also included legal fees related to our sale of certain Earth911 assets.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2019 and 2018:

	As Reported
	Years Ended December 31,
	2019	2018
Net loss	$(55,240)	$(2,438,981)
Depreciation and amortization	1,401,783	2,885,212
Interest expense	431,628	437,733
Stock-based compensation expense	1,085,906	793,589
Other adjustments	247,589	661,956
Income tax expense	219,082	—
Adjusted EBITDA	$3,330,748	$2,339,509

Liquidity and Capital Resources

As of December 31, 2019, we had $3.4 million of cash and cash equivalents and working capital of $5.1 million, compared with cash and cash equivalents of $2.1 million and working capital of $4.0 million as of December 31, 2018.

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

We believe our existing cash and cash equivalents of $3.4 million, our borrowing capacity under our $20.0 million credit facility (which such capacity was $9.8 million as of December 31, 2019), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  In addition, we believe we can access the capital markets with placements of our securities, if necessary or desirable.  We have no agreements, commitments or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.3 million for the year ended December 31, 2019 compared with $3.0 million for the year ended December 31, 2018.

Net cash provided by operating activities for the year ended December 31, 2019 related primarily to the net effect of the following:

•	net loss of $55,000;
•	offset by non-cash items of $2.6 million, which related primarily to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	cash used in the net change in operating assets and liabilities of $310,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the year ended December 31, 2018 related primarily to the net effect of the following:

•	net loss of $2.4 million;
•	offset by non-cash items of $4.9 million, which related primarily to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	cash provided by the net change in operating assets and liabilities of $549,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2019 and 2018 was $301,000 and $240,000, respectively, primarily from costs related to software development and purchases of property and equipment.  The net increase in cash used in 2019 was primarily due to an increase in purchases of property and equipment, which was partially offset by a decline in capitalized software development in 2019 compared with 2018.

Cash Flows from Financing Activities

Net cash used in financing activities was $686,000 for the year ended December 31, 2019, primarily from net repayments of $754,000 on our ABL Facility.  Net cash used in financing activities was $1.7 million for the year ended December 31, 2018, primarily from net repayments of $1.7 million on our ABL Facility.  See Note 6 to our consolidated financial statements for a discussion of our ABL Facility.

Inflation

We do not believe that inflation had a material impact on us for the years ended December 31, 2019 or 2018.

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

We performed our most recent goodwill impairment analysis in the third quarter of 2019, utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value-creating activities we are undertaking.  The primary assumptions in our income approach included estimating cash flows and projections.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins or a significant decrease in our anticipated revenue growth could result in the write-off of a portion or all of our goodwill and other intangible assets in future periods.

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

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2019 and 2018, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2019 and 2018, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, and ABL Facility. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of the revolving credit facility, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors as of March 12, 2020:

Name	Age	Position
Daniel M. Friedberg	58	Chairman of the Board (2)(4)
S. Ray Hatch	59	President, Chief Executive Officer, and Director
Michael F. Golden	65	Director (3)(4)
Russell J. Knittel	69	Director (1)(3)
Ronald L. Miller, Jr.	55	Director (1)(3)
Stephen A. Nolan	59	Director (1)(4)
Sarah R. Tomolonius	39	Director (2)
I. Marie Wadecki	70	Director (1)(2)

(1)	Member of the Audit Committee
(2)	Member of the Nominations and Corporate Governance Committee
(3)	Member of the Compensation Committee
(4)	Member of the Strategic Planning Committee

Daniel M. Friedberg has served as Chairman of the Board of our company since April 2019.  Mr. Friedberg has served as the Chief Executive Officer of Hampstead Park Capital Management LLC, a private equity investment firm, since its founding in May 2016.  Mr. Friedberg was Chief Executive Officer and Managing Partner of Sagard Capital Partners L.P., a private equity investment firm, from its founding in January 2005 until May 2016.  In addition, from January 2005 to May 2016, he was also a Vice President of Power Corporation of Canada, a diversified international management holding company.  Mr. Friedberg was with global strategy management consultants Bain & Company, as a consultant from 1987 to 1991 and then again as a Partner from 1997 to 2005.  Mr. Friedberg started with Bain & Company in the London office in 1987, was a founder of the Toronto office in 1991, and a founder of the New York office in 2000, leading the Canadian and New York private equity businesses.  From 1991 to 1997, Mr. Friedberg worked as Vice President of Strategy and Development for a U.S.-based global conglomerate and as an investment professional in a Connecticut-based boutique private equity firm.  Mr. Friedberg has a Master’s in Business Administration degree from the Johnson School at Cornell University’s College of Business, and a Bachelor of Science (Hons.) degree from the University of Manchester Institute of Science & Technology.  Mr. Friedberg currently serves on the Board at Buttonwood Networks and USA Field Hockey.  Mr. Friedberg has previously served on the Board of Directors at GP Strategies Corp. (GPX), InnerWorkings, Inc. (INWK), Performance Sports Group Ltd. (PSG), X-Rite, Inc. (XRIT), and Hudson Global Inc. (HSON) as a board observer, and as Chairman of the Board of two private companies: Integramed America Inc.; and Vein Centers of America Inc.  We believe that Mr. Friedberg’s experience as the Chief Executive Officer of two investment firms, his experience as an executive with a leading global management consulting firm, his extensive experience in investing in private and public companies, and his service on multiple boards of directors provide him with knowledge and experience with respect to organizational, financial, operational, M&A, and strategic planning matters and provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

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

Russell J. Knittel has served as a director of our company since April 2015. Mr. Knittel served on the Board of Directors of Synaptics from October 2010 to October 2019. Mr. Knittel served as Interim President and Chief Executive Officer of Synaptics from October 2010 to September 2011; as Executive Vice President from July 2007 to October 2010; as Chief Financial Officer, Chief Administrative Officer, Secretary, and Treasurer from November 2001 to October 2009; as Senior Vice President from November 2001 to July 2007; and as Vice President of Administration and Finance, Chief Financial Officer, and Secretary from April 2000 to November 2001.  Synaptics is a leading worldwide developer and supplier of custom-designed human interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment and other devices and whose stock is listed on the Nasdaq Global Select Market.  Mr. Knittel also served as a director of Source Photonics, a privately held, equity-backed provider of optical communication products from March 2012 to January 2017, as a director of MarineMax, Inc., a New York Stock Exchange-listed company that is the nation’s largest recreational boat dealer, from June 2009 to February 2014, and as a director of OCZ Technology Group, Inc., formerly a public company, that designed, manufactured, and distributed solid-state drives and computer components, from June 2010 to August 2014. Mr. Knittel holds a Bachelor of Arts degree in Accounting from California State University at Fullerton and a Master of Business Administration degree from San Jose State University. We believe that Mr. Knittel’s experience as an executive officer of a public company, as well as his board service at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Ronald L. Miller, Jr. has served as a director of our company since October 2012. Mr. Miller served as a director of one of our predecessors from July 2010 to October 2012. Mr. Miller has served as Executive Vice President, Chief Financial Officer, and Secretary of That’s Eatertainment Corp. since December 2015 and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Miller is Chairman of the Board of Item 9 Labs Corp., a developer of technology and products that administer high-quality cannabis health solutions. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2007 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc. We believe Mr. Miller’s prior leadership roles and his investment banking experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Stephen A. Nolan has served as a director of our company since April 2019.  Mr. Nolan has served as Managing Director of SGS North America, the world’s largest testing, inspection and certification company, since August 2019. From August 2013 to April 2018, Mr. Nolan served as Chief Financial Officer and, subsequently, Chief Executive Officer and a member of the Board of Directors of Hudson Global (HSON), a global provider of professional recruitment, talent management, and recruitment process outsourcing services.  From September 2004 to December 2012, Mr. Nolan served as Chief Financial Officer of Adecco North America, a staffing and human capital solutions company.  From November 2001 to September 2004, Mr. Nolan served as Chief Financial Officer for DHL Global Forwarding NA, a freight forwarding business.  From April 2000 to November 2001, Mr. Nolan served as Corporate Controller for Newpower, a residential energy marketing start-up.  From December 1985 to March 2000, Mr. Nolan served in Finance roles at Reckitt Benckiser, a global consumer products company.  From October 1981 to December 1985, Mr. Nolan served as Audit Senior for PwC.  We believe Mr. Nolan’s experience as the Chief Financial Officer and Chief Operating Officer of a number of companies and his executive and board experience at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

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

There are no family relationships among any of our directors and executive officers.

Management

The following table sets forth certain information regarding our executive officers as of March 12, 2020:

Name	Age	Position
S. Ray Hatch	59	President and Chief Executive Officer
Laurie L. Latham	63	Senior Vice President and Chief Financial Officer
David P. Sweitzer	57	Executive Vice President and Chief Operating Officer

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

Based solely upon our review of the copies of such forms filed electronically with the SEC during the fiscal year ended December 31, 2019, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year ended December 31, 2019.

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring.  Messrs. Golden and Knittel are Class I directors whose terms will expire in 2022.  Mr. Nolan, Ms. Tomolonius, and Ms. Wadecki are Class II directors whose terms will expire at the 2020 Annual Meeting of Stockholders. Messrs. Friedberg, Hatch, and Miller are Class III directors whose terms will expire in 2021.

Committee Charters, Corporate Governance Guidelines, and Codes of Conduct and Ethics

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by our Board of Directors.  Our Board of Directors has also adopted Corporate Governance Guidelines, Code of Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial and accounting officer, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website, at www.qrhc.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials specified by SEC regulations. These documents are also available in print, free of charge, to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices.

Executive Sessions

We regularly schedule executive sessions in which independent directors meet without the presence or participation of management. The Chairman of our Board of Directors serves as the presiding director of such executive sessions.

Board Committees

Our bylaws authorize our Board of Directors to appoint from among its members one or more committees consisting of one or more directors. Our Board of Directors has established standing Audit, Compensation, and Nominations and Corporate Governance Committees, each consisting entirely of independent directors as “independence” is defined by the listing standards of Nasdaq and by the SEC. The Board of Directors also established a Strategic Planning Committee in July 2019.

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

The Audit Committee currently consists of Messrs. Miller, Knittel and Nolan and Ms. Wadecki. Our Board of Directors has determined that each of Messrs. Miller, Knittel and Nolan and Ms. Wadecki, whose backgrounds are detailed above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Miller chairs the Audit Committee.

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

The Compensation Committee currently consists of Messrs. Golden, Miller, and Knittel. Mr. Golden chairs the Compensation Committee.

The Strategic Planning Committee

The Strategic Planning Committee provides assistance to our Board of Directors in assessing whether our management has the resources necessary to implement our company’s strategy; assessing external developments and factors, including changes in the economy, competition and technology, on our company’s strategy and execution of its strategy; and advising on strategic development activities, including those not in the ordinary course of business, under consideration from time to time by our company. The Strategic Planning Committee currently consists of Messrs. Friedberg, Golden, Nolan, and Hatch.  Mr. Friedberg chairs the Strategic Planning Committee.

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

The Nominations and Corporate Governance Committee currently consists of Mr. Friedberg, Ms. Tomolonius, and Ms. Wadecki. Mr. Friedberg chairs the Nominations and Corporate Governance Committee.

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

Clawback Policy

We adopted a clawback policy in May 2019.  In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to use reasonable efforts to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement.  In addition, we will also have the right to recover incentive compensation (whether cash or equity), if a participant, without our consent, while employed by or providing services to our company or any related entity or after termination of such employment or services, violates a non-competition, non-solicitation, or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with our Corporate Governance Guidelines, Code of Conduct, Code of Ethics for the CEO and Senior Financial Officers, or any other corporate governance materials specified by the SEC or exchange on which our common stock is listed.  This policy is administered by the Compensation Committee of our Board of Directors. The policy is effective for financial statements for periods beginning on or after January 1, 2019. Once final rules are adopted by the SEC regarding the clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we will review this policy and make any amendments necessary to comply with the new rules.

Director and Officer Derivative Trading and Hedging Policy

We adopted a director and officer derivative trading and hedging policy in May 2019.  Directors and executive officers of our company (including any family members residing in the household of a director or executive officer) may not engage in derivative trading or hedging involving our company’s securities or pledging or margining any common stock of our company.

Stock Ownership Guidelines

We recently adopted stock ownership guidelines for our non-employee directors and for our Chief Executive Officer, our Chief Financial Officer, and our Chief Operating Officer.  Our non-employee directors and Chief Executive Officer are required to have stock ownership of our common stock with an acquisition price equal to at least $100,000 and our Chief Financial Officer and our Chief Operating Officer are each required to have stock ownership of our common stock with an acquisition price equal to at least $75,000.

Each individual has five years from the later of the date of adoption of these guidelines (April 3, 2019) or the date of appointment of the individual as a director or a designated executive officer to achieve the required ownership levels.  We believe that these guidelines promote the alignment of the long-term interests of our designated executive officers and members of our Board of Directors with our stockholders.

Stock ownership generally includes shares directly owned by the individual (including any shares over which the individual has sole ownership, voting, or investment power); shares owned by the individual’s minor children and spouse and by other related individuals and entities over whose shares the individual has custody, voting control, or power of disposition; shares underlying restricted stock units, or RSUs, and deferred stock units, or DSUs, that have vested or will be vested within 60 days; shares held in trust for the benefit of the individual or the individual’s immediate family members; and shares owned through savings plans, such as our 401-K Plan and our deferred compensation plan or acquired through our employee Stock Purchase Plan.

The acquisition price for purposes of the stock ownership guidelines is the actual purchase price paid for shares of our common stock through open market purchases, private placements, the exercise of stock options, and similar purchases; the amount of cash compensation for executive base salaries or bonuses or director cash compensation exchanged for RSUs or DSUs; and the grant date price of shares underlying vested RSUs or DSUs issued other than in lieu of or in exchange for executive base salaries or bonus or director cash compensation.

The failure to satisfy the required ownership level may result in the ineligibility of the individual to receive stock-based compensation in the case of a designated executive officer or director or the inability to be a nominee for election to the Board of Directors in the case of a director.

Board and Committee Meetings

Our Board of Directors held a total of eight meetings during the fiscal year ended December 31, 2019. During the fiscal year ended December 31, 2019, the Audit Committee held eight meetings; the Compensation Committee held six meetings; the Nominations and Corporate Governance Committee held five meetings; and the Strategic Planning Committee held two meetings. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders.  All of our directors attended our 2019 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2019 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2019 and 2018, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, and our two most highly compensated executive officers other than our principal executive officer who were serving as an executive officer on December 31, 2019. We refer to these executive officers as our “named executive officers.”

				Option	All Other
Name and Principal Position	Year	Salary (1)	Bonus (1)	Awards (2)	Compensation (3)	Total
S. Ray Hatch	2019	$330,629	$256,811	$150,960	$37,096	$775,496
President, Chief Executive	2018	$309,425	$279,737	$173,418	$36,296	$798,876
Officer, and Director

Laurie L. Latham	2019	$231,440	$107,861	$100,640	$19,860	$459,801
Senior Vice President and Chief	2018	$217,674	$117,761	$130,063	$18,372	$483,870
Financial Officer

David P. Sweitzer	2019	$275,524	$128,405	$117,967	$23,828	$545,724
Executive Vice President and	2018	$258,069	$139,923	$193,319	$24,773	$616,084
Chief Operating Officer
(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)

The amounts in this column reflect the aggregate probable grant date fair value of option awards granted to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)

The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. However, we pay all health insurance premiums for Messrs. Hatch and Sweitzer and for Ms. Latham since August 1, 2018, which amounts are included in this column. The figure shown for each named executive officer also includes employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 87% of compensation, subject to IRS limits. We match 100% of the first 3% and 50% of the next 2% of employee contributions each pay period. Our 2014 Employee Stock Purchase Plan, or the 2014 ESPP, permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our common stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Internal Revenue Code of 1986, as amended, or the Code, and the 2014 ESPP.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2019.

		Option Awards
		Number of Securities Underlying Unexercised Options (1)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Grant Date	Exercisable		Unexercisable		Options	Price	Date
S. Ray Hatch	01/07/2016	150,000	(2)	100,000		—	$5.44	01/07/2026
	01/16/2018	33,333	(3)	66,667		—	$2.39	01/16/2028
	02/12/2019	—		150,000	(3)	—	$1.51	02/12/2029

David P. Sweitzer	10/03/2016	37,500	(2)	25,000		—	$2.08	10/03/2026
	10/02/2017	4,200	(4)	6,300		—	$1.17	10/02/2027
	01/16/2018	33,333	(3)	66,667		—	$2.39	01/16/2028
	10/15/2018	2,100	(5)	8,400		—	$2.62	10/15/2028
	02/12/2019	—		100,000	(3)	—	$1.51	02/12/2029
	10/03/2019	—		10,500	(6)	—	$2.45	10/03/2029

Laurie L. Latham	01/02/2013	12,500		—		—	$21.20	01/02/2023
	10/18/2013	9,375		—		—	$16.40	10/18/2023
	12/17/2014	3,125		—		—	$11.60	12/17/2024
	12/16/2015	6,250		—		—	$6.40	12/16/2025
	12/16/2015	6,250		—		—	$6.40	12/16/2025
	01/12/2017	16,667	(3)	8,333		—	$2.50	01/12/2027
	01/12/2017	25,000		—		—	$2.50	01/12/2027
	01/16/2018	25,000	(3)	50,000		—	$2.39	01/16/2028
	02/12/2019	—		100,000	(3)	—	$1.51	02/12/2029

(1)

Unless otherwise noted, all of the options granted to our named executive officers were granted under and are subject to the terms of our 2012 Incentive Compensation Plan, as further, described below under “2012 Incentive Compensation Plan.”

(2)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2021. This option was not granted under the 2012 Incentive Compensation Plan.
(3)	One-third of the total number of shares underlying this option vest on each of the first, second, and third anniversary of the date of grant.
(4)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2022. This option was not granted under the 2012 Incentive Compensation Plan.
(5)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2023. This option was not granted under the 2012 Incentive Compensation Plan.
(6)	One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2024. This option was not granted under the 2012 Incentive Compensation Plan.

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

The agreement further provides that, in the event of a change in control of our company (as defined in the agreement), Mr. Hatch has the option to terminate his employment with us, unless (i) the provisions of the agreement remain in full force and effect as to Mr. Hatch and (ii) he suffers no reduction in his status, authority, or base salary following the change in control, provided that Mr. Hatch will be considered to suffer a reduction in his status, authority, or base salary, only if, after the change in control, (A) he is not the President and Chief Executive Officer of the company that succeeds to our business, (B) such company’s common stock is not listed on a national stock exchange (such as the New York Stock Exchange, the Nasdaq Stock Market, or the NYSE MKT), (C) such company in any material respect reduces Mr. Hatch’s status, authority, or base salary, or (D) as a result of the change in control, Mr. Hatch is required to relocate his principal place of business more than 50 miles from The Colony, Texas (or surrounding areas).  If Mr. Hatch terminates his employment with us following a change in control or if we terminate his employment without good cause, in each case during the period commencing three months before and one year following the change in control, (A) we will pay Mr. Hatch’s base salary for a period of 18 months following the effective date of such termination, (B) we will pay Mr. Hatch an amount equal to the average of his cash bonus paid for each of the two fiscal years immediately preceding his termination, (C) all unvested stock options held by Mr. Hatch in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination, and (D) all unvested RSUs, granted after the date hereof held by Mr. Hatch in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination.

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

2012 Incentive Compensation Plan

Our 2012 Incentive Compensation Plan, or the 2012 Plan, was adopted by our Board of Directors on October 18, 2012, and subsequently amended and restated by our Board of Directors on July 10, 2019, retroactive to October 18, 2012. Our stockholders approved the 2012 Plan on October 18, 2013. The purpose of the 2012 Plan is to assist us and our subsidiaries and other designated affiliates, which we refer to as “Related Entities,” in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Related Entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. The 2012 Plan allows for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The 2012 Plan is administered by the Compensation Committee of our Board of Directors.  Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. As of December 31, 2019, there were outstanding issued but unexercised options under the 2012 Plan to acquire 2,101,453 shares of our common stock at a weighted average exercise price of $3.18 per share. As of December 31, 2019, 2,714,533 shares remained available for future grant under the 2012 Plan. As of March 12, 2020, there were outstanding issued but unexercised options under the 2012 Plan to acquire 2,140,557 shares of our common stock at a weighted average exercise price of $3.17 per share. As of March 12, 2020, 2,782,329 shares remained available for future grant under the 2012 Plan. The material features of the 2012 Plan are outlined below.

Director Compensation

During fiscal 2019, we paid each non-employee director a monthly retainer equivalent to an amount of $34,650 annually. Currently, the non-employee Chairman of the Board receives $100,000 per year annually; the non-employee Chair of the Audit Committee receives an additional $7,875 per year; the non-employee Chair of the Compensation Committee receives an additional $5,250 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $2,625 per year; the non-employee Chair of the Strategic Planning Committee receives an additional $5,250 per year; the non-Chair members of the Audit Committee each receive an additional $2,100 per year; the non-chair members of the Compensation Committee each receive an additional $1,575 per year; the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $1,050 per year; and the non-Chair members of the Strategic Planning Committee each receive an additional $1,575 per year. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

In April 2019, in lieu of receiving cash for Chairman and committee retainers and fees for the period of May 2019 through April 2020, Mr. Friedberg received a 10-year option to purchase 94,787 shares of our common stock at an exercise price of $2.11 per share, with 1/12th to vest and become exercisable starting May 29, 2019 and on the last day of each month thereafter through April 2020. This grant reflects his annual cash-based compensation through April 2020.

Effective September 1, 2019, non-employee directors can elect to receive all or a portion of their annual retainers in the form of DSUs.   The DSUs are recognized at their fair value on the date of grant.  Director fees deferred into stock units are calculated and expensed each month by taking fees earned during the month and dividing by the closing price of our common stock on the last trading day of the month, rounded down to the nearest whole share.  Each DSU represents the right to receive one share of our common stock following the completion of a director’s service.

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

In June 2016, each non-employee member of our Board of Directors at that time received 10-year options to purchase 60,000 shares of our common stock at an exercise price of $3.104 per share, with 1/48th to vest and become exercisable starting June 30, 2016 and on the last day of each month thereafter through May 2020. This grant reflects the annual stock-based compensation for those directors through May 2020.In April 2019, Messrs. Friedberg and Nolan each received 10-year options to purchase 151,659 shares of our common stock at an exercise price of $2.11 per share with the award vesting monthly over 48 months from the date of grant, which will reflect the annual stock-based compensation through April 2023.  In April 2019, each incumbent non-employee member (excluding Messrs. Friedberg and Nolan) of our Board of Directors received 10-year options to purchase 15,735 shares of our common stock at an exercise price of $2.11 per share, with 1/12th to vest and become exercisable starting May 29, 2019 and on the last day of each month thereafter through April 2020.

This grant reflects the annual stock-based compensation for those directors.  In addition, Ms. Tomolonius received a 7-year option to purchase 47,500 shares of our common stock at an exercise price of $3.12 per share, with 1/12th to vest and become exercisable starting May 29, 2019 and on the last day of each month thereafter through April 2020. This grant reflects a catch-up annual stock-based compensation for 2017-2020. The following table sets forth the compensation earned or paid by us to each non-employee director for the fiscal year ended December 31, 2019. Mr. Hatch did not receive any compensation for his service on our Board of Directors.  Messrs. Saltz and Forte no longer serve as directors of our company; and Mr. Monheit did not seek reelection as a director at our 2019 Annual Stockholder meeting.  Messrs. Friedberg and Nolan were appointed as directors of our company April 2019.

	Fees Earned	Stock	Option
Name	or Paid in Cash	Awards (1)	Awards (2)	Total
Daniel M. Friedberg	$2,521	$—	$342,460	$344,981
Jeffrey D. Forte	$9,584	$—	$—	$9,584
Michael F. Golden	$37,572	$3,464	$21,107	$62,143
Russell J. Knittel	$27,169	$11,550	$21,107	$59,826
Ronald L. Miller, Jr.	$43,106	$—	$21,107	$64,213
Barry M. Monheit	$18,845	$—	$21,107	$39,952
Stephen A. Nolan	$15,639	$11,550	$215,314	$242,503
Mitchell A. Saltz	$12,488	$—	$—	$12,488
Sarah R. Tomolonius	$35,558	$—	$69,856	$105,414
I. Marie Wadecki	$30,001	$8,085	$21,107	$59,193
(1)

The amounts in this column reflect the aggregate grant date fair value of stock awards (if any) granted to our non-employee directors during the fiscal year ended December 31, 2019, calculated in accordance with FASB ASC Topic 718, Stock Compensation in the form of DSUs or other stock awards.  The DSUs valuation on the date of grant is calculated based on the Director fees elected by each Director to be deferred into stock units.

(2)

The amounts in this column reflect the aggregate grant date fair value of option awards (if any) granted to our non-employee directors during the fiscal year ended December 31, 2019, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The amounts reported in this column do not correspond to the actual economic value that may be received by our non-employee directors from their option awards.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2019:

Option
Name	Awards
Daniel M. Friedberg	246,446
Michael F. Golden	128,704
Russell J. Knittel	93,314
Ronald L. Miller, Jr.	101,360
Stephen A. Nolan	151,659
Sarah R. Tomolonius	75,735
I. Marie Wadecki	98,235

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of March 12, 2020 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our common stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percentage (2)
S. Ray Hatch (3)	332,257	2.12%
Laurie L. Latham (4)	176,071	1.13%
David P. Sweitzer (5)	152,311	*
Daniel M. Friedberg (6)	2,212,702	14.27%
Michael F. Golden (7)	132,973	*
Russell J. Knittel (8)	99,378	*
Ronald L. Miller, Jr. (9)	101,085	*
Stephen A. Nolan (10)	112,229	*
Sarah R. Tomolonius (11)	79,485	*
I. Marie Wadecki (12)	102,843	*
All directors and executive officers as a group (10 persons) (13)	3,501,334	20.98%
5% Stockholders:
Federated Global Investment Management (14)	1,825,000	11.87%
Wynnefield Partners Small Cap Value, L.P., et al (15)	1,618,595	10.53%
Jeffrey D. Forte (16)	1,152,518	7.47%
Pinnacle Family Office Investments, L.P. (17)	1,076,453	7.00%
Colton R. Melby (18)	833,665	5.42%

*	Less than 1% of the outstanding shares of common stock.
(1)

Except as otherwise indicated, each person named in the table has the sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached as follows: c/o Quest Resource Holding Corporation, 3481 Plano Parkway, The Colony, Texas 75056.

(2)

The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 15,372,905 shares outstanding on March 12, 2020. The numbers and percentages shown include shares actually owned on March 12, 2020 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of March 12, 2020 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.

(3)	Includes 316,667 shares issuable upon exercise of vested stock options.
(4)	Includes 170,833 shares issuable upon exercise of vested stock options.
(5)	Includes 143,800 shares issuable upon exercise of vested stock options.
(6)	Consists of (a) 2,080,000 shares held by Hampstead Park Environmental Services Investment Fund LLC, and (b) 132,702 shares issuable upon exercise of vested stock options.
(7)	Includes 127,454 shares issuable upon exercise of vested stock options and 2,194 deferred stock units.
(8)	Includes 92,064 shares issuable upon exercise of vested stock options and 7,314 deferred stock units.
(9)	Includes 100,110 shares issuable upon exercise of vested stock options.
(10)	Includes 37,915 shares issuable upon exercise of vested stock options and 7,314 deferred stock units.
(11)	Includes 75,735 shares issuable upon exercise of vested stock options.
(12)	Includes 96,985 shares issuable upon exercise of vested stock options and 5,120 deferred stock units.
(13)	Consists of (a) 2,185,127 shares held by the directors and executive officers as a group, (b) 1,294,265 shares issuable upon exercise of vested stock options, and (c) 14,451 deferred stock units.
(14)	Based on the statement on Schedule 13G filed with the SEC on February 14, 2020, by Federated Hermes, Inc. The address for Federated Hermes, Inc. is 1001 Liberty Avenue, Pittsburgh, PA 15222.

(15)

Based on the statement on Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2020, by Wynnefield Partners Small Cap Value, L.P, and affiliates. The address for Wynnefield Partners Small Cap Value, L.P, and affiliates is 450 Seventh Avenue, Suite 509, New York, NY 10123.

(16)	Consists of (a) 1,097,518 shares held and (b) 55,000 shares issuable upon exercise of vested stock options.
(17)

Based on the statement on Amendment No. 1 on Schedule 13G filed with the SEC on February 14, 2020, by Pinnacle Family Office Investments, L.P.  The address for Pinnacle Family Office Investments, L.P. is 5910 North Central Expressway, Suite 1475, Dallas, TX 75206.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 with respect to our common stock that may be issued under our incentive compensation plans and under other option grants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,115,904	$3.18	2,828,924
Equity compensation plans not approved by security holders	344,000	$4.52	—
Total	2,459,904	$3.37	2,828,924

(1)

Under our 2012 Plan, an aggregate of 4,837,500 shares of our common stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be decreased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised prior to expiration or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2019, the number of securities to be issued upon exercise of outstanding options was 2,101,453 and the number of common stock shares to be issued under DSUs was 14,451.  As of December 31, 2019, the aggregate number of shares of common stock available for future issuance pursuant to awards under our 2012 Plan was 2,714,533 and 114,391 shares of common stock reserved for issuance under our 2014 ESPP.  Our 2014 ESPP authorizes the sale of up to 250,000 shares of our common stock to employees.

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

During the year ended December 31, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000, and are included in selling, general, and administrative expense for the year ended December 31, 2019.

Director Independence

Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Friedberg, Golden, Knittel, Miller and Nolan and Ms. Tomolonius and Ms. Wadecki are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Market, or Nasdaq, and by the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Hatch is an employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Audit Fees (1)	$184,496	$182,945
Audit-Related Fees (2)	32,926	35,554
Tax Fees (3)	67,621	57,844
All Other Fees (4)	11,457	11,530
Total	$296,500	$287,873

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.
(b)	Exhibits

Exhibit No.	Exhibit

1.1	Underwriting Agreement, dated April 9, 2019, by and between Quest Resource Holding Corporation, Roth Capital Partners, LLC, and the Selling Stockholders named therein (1)

3.1(b)	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (2)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation, as amended (3)

4.1	Registration Rights Agreement, dated as of April 18, 2014, by and between Quest Resource Holding Corporation and the Purchasers named therein (4)

4.2	Form of Warrant (5)

4.3	Description of Registered Securities

10.5(e)†	2012 Incentive Compensation Plan, as amended and restated (6)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (7)

10.5(g)†	Form of Incentive Stock Option Agreement (8)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (9)

10.20†	Severance and Change in Control Agreement, dated as of November 7, 2014, by and between Quest Resource Holding Corporation and Laurie L. Latham (10)

10.21†	2014 Employee Stock Purchase Plan (11)

10.23†	Severance and Change in Control Agreement, dated as of January 7, 2016, by and between Quest Resource Holding Corporation and S. Ray Hatch (12)

10.24† 10.25

Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (13)

Loan, Security and Guaranty Agreement, dated as of February 24, 2017, by and among Citizens Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, LLC, Quest Resource Holding Corporation, and Earth911, Inc. (14)

10.26	Voting Agreement, dated April 11, 2019, by and among Mitchell A. Saltz, Jeffrey D. Forte, Brian Dick, Hampstead Park Capital Management, LLC, and Quest Resource Holding Corporation (15)
10.27†	Amendment to 2012 Incentive Compensation Plan (16)

10.28†	Form of Quest Resource Holding Corporation Deferred Stock Unit Agreement (17)

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2019.
(2)	Filed as Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2016.
(3)	Filed as Exhibit 3.2(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2019.
(4)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.
(5)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(6)	Filed as Exhibit 10 to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 2018.
(7)	Filed as Exhibit 10.5(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(8)	Filed as Exhibit 10.5(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(9)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(10)	Filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014.
(11)	Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.
(12)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2016.
(13)	Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(14)	Filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
(15)	Filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2019.
(16)	Filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.
(17)	Filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2019.
†	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 12, 2020	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 12, 2020	By:	/s/ Laurie L. Latham
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

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2020
S. Ray Hatch

/s/ Laurie L. Latham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020
Laurie L. Latham

/s/ Daniel M. Friedberg	Chairman of the Board of Directors	March 12, 2020
Daniel M. Friedberg

/s/ Michael F. Golden	Director	March 12, 2020
Michael F. Golden

/s/ Russell J. Knittel	Director	March 12, 2020
Russell J. Knittel

/s/ Ronald L. Miller, Jr.	Director	March 12, 2020
Ronald L. Miller, Jr.

Signature	Title	Date

/s/ Stephen A. Nolan	Director	March 12, 2020
Stephen A. Nolan

/s/ Sarah R. Tomolonius	Director	March 12, 2020
Sarah R. Tomolonius

/s/ I. Marie Wadecki	Director	March 12, 2020
I. Marie Wadecki

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Quest Resource Holding Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants We have served as the Company’s auditor since 2010. Phoenix, Arizona March 12, 2020

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,411,108	$2,122,297
Accounts receivable, less allowance for doubtful accounts of $767,464 and $929,339 as of December 31, 2019 and 2018, respectively	13,899,451	16,711,809
Prepaid expenses and other current assets	1,110,266	965,755
Total current assets	18,420,825	19,799,861

Goodwill	58,208,490	58,208,490
Intangible assets, net	1,590,524	2,610,921
Property and equipment, net, and other assets	2,436,094	968,025
Total assets	$80,655,933	$81,587,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,316,805	$15,777,921
Deferred revenue and other current liabilities	19,644	71,717
Total current liabilities	13,336,449	15,849,638

Revolving credit facility, net	4,534,683	5,194,588
Other long-term liabilities	1,140,749	353
Total liabilities	19,011,881	21,044,579

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,372,905 and 15,328,870 shares issued and outstanding as of December 31, 2019 and 2018, respectively	15,373	15,329
Additional paid-in capital	160,858,072	159,701,542
Accumulated deficit	(99,229,393)	(99,174,153)
Total stockholders’ equity	61,644,052	60,542,718
Total liabilities and stockholders’ equity	$80,655,933	$81,587,297

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenue	$98,979,140	$103,805,432
Cost of revenue	80,253,172	86,942,718
Gross profit	18,725,968	16,862,714
Operating expenses:
Selling, general, and administrative	16,815,767	16,163,153
Depreciation and amortization	1,314,731	2,700,809
Total operating expenses	18,130,498	18,863,962
Operating income (loss)	595,470	(2,001,248)
Interest expense	431,628	437,733
Income (loss) before taxes	163,842	(2,438,981)
Income tax expense	219,082	—
Net loss	$(55,240)	$(2,438,981)

Net loss applicable to common stockholders	$(55,240)	$(2,438,981)
Net loss per share applicable to common stockholders
Basic	$(0.00)	$(0.16)
Diluted	$(0.00)	$(0.16)
Weighted average number of common shares outstanding
Basic	15,347,039	15,311,220
Diluted	15,347,039	15,311,220

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2017	15,302,455	$15,302	$158,867,600	$(96,735,172)	$62,147,730
Stock-based compensation	—	—	793,589	—	793,589
Shares issued for Employee Stock Purchase Plan options	26,415	27	40,353	—	40,380
Net loss	—	—	—	(2,438,981)	(2,438,981)
Balance, December 31, 2018	15,328,870	15,329	159,701,542	(99,174,153)	60,542,718
Stock-based compensation	—	—	1,085,906	—	1,085,906
Shares issued for Employee Stock Purchase Plan options	44,035	44	70,624	—	70,668
Net loss	—	—	—	(55,240)	(55,240)
Balance, December 31, 2019	15,372,905	$15,373	$160,858,072	$(99,229,393)	$61,644,052

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(55,240)	$(2,438,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	225,061	385,863
Amortization of intangibles	1,176,722	2,499,349
Amortization of debt issuance costs	93,901	93,902
Provision for doubtful accounts	60,000	1,085,622
Stock-based compensation	1,085,906	793,589
Changes in operating assets and liabilities:
Accounts receivable	2,752,358	(1,534,155)
Prepaid expenses and other current assets	(144,511)	542,259
Security deposits and other assets	46,922	256,553
Accounts payable and accrued liabilities	(2,919,577)	1,524,103
Deferred revenue and other liabilities	(45,663)	(239,616)
Net cash provided by operating activities	2,275,879	2,968,488
Cash flows from investing activities:
Purchase of property and equipment	(145,008)	(43,514)
Purchase of capitalized software development	(156,325)	(196,460)
Net cash used in investing activities	(301,333)	(239,974)
Cash flows from financing activities:
Proceeds from credit facilities	99,403,848	100,479,383
Repayments of credit facilities	(100,157,654)	(102,142,194)
Proceeds from shares issued for Employee Stock Purchase Plan	70,668	40,380
Repayments of capital lease obligations	(2,597)	(39,067)
Net cash used in financing activities	(685,735)	(1,661,498)
Net increase in cash and cash equivalents	1,288,811	1,067,016
Cash and cash equivalents at beginning of period	2,122,297	1,055,281
Cash and cash equivalents at end of period	$3,411,108	$2,122,297

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

Operations

We are a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses.  We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables.  In addition, we offer products such as antifreeze and windshield washer fluid and other minor ancillary services.  We also provide information and data that tracks and reports the detailed transactional and environmental results of our services and provides actionable data to improve business operations. The data we generate also enables our customers to address their environmental and sustainability goals and responsibilities. Our principal office is located in The Colony, Texas within the Dallas metroplex.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2019 and 2018.

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

As of December 31, 2019 and 2018, we had established an allowance of $767,464 and $929,339, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The changes in our allowance for doubtful accounts for the years ended December 31, 2019 and 2018 were as follows:

	Years ended December 31,
	2019	2018
Beginning balance	$929,339	$699,102
Bad debt expense	60,000	1,085,622
Uncollectible accounts written off, net of recoveries	(221,875)	(855,385)
Ending balance	$767,464	$929,339

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

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We did not recognize any impairment charges for long-lived assets during 2019 and 2018.

Goodwill

We record as goodwill the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree, and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. We performed our most recent goodwill impairment analysis in the third quarter of 2019, utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value-creating activities we are

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

undertaking.  The primary assumptions in our income approach included estimating cash flows and projections.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a continued or prolonged period of declining gross margins or a significant decrease in our anticipated revenue growth could result in the write-off of a portion or all of our goodwill and other intangible assets in future periods.

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

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation insured level per institution. The bank cash balances on deposit may periodically exceed federally insured limits, such as $3,188,540 at December 31, 2019; however, we have never experienced any losses related to these balances.

We sell our services and products primarily to customers without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses.  From year to year, the customers that exceed 10% of our annual revenue, if any, may change. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances for the years ended December 31, 2019 and 2018:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2019	3	53%	36%
2018	3	51%	33%

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2019 and 2018, advertising expense totaled $20,364 and $38,570, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Stock-Based Compensation

We measure all share-based payments, including grants of options to purchase common stock and the issuance of deferred stock units to employees, third parties and board members, using a fair value-based method, in accordance with ASC Topic 718, Stock Compensation. We classify all share-based awards as equity instruments and recognize the vesting of the awards ratably over their respective terms.  See Note 12 for a description of our share-based compensation plan and information related to awards granted under the plan.

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

Deferred Stock Units for Nonemployee Directors

Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”).   The DSUs are recognized at their fair value on the date of grant.  Director fees deferred into stock units are calculated and expensed each month by taking fees earned during the month and dividing by the closing price of our common stock on the last trading day of the month, rounded down to the nearest whole share.  Each DSU represents the right to receive one share of our common stock following the completion of a director’s service.  A total of 14,451 stock units were deferred in the year ended December 31, 2019.

Recently Issued Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. This guidance also requires entities to present the expense in the same line item in the statement of operations as the fees associated with the hosting

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The amendments in this ASU are effective for us on January 1, 2020.  The adoption of the standard is not expected to have a material effect on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions and amending guidance to improve consistent application of accounting over income taxes. This guidance is effective January 1, 2021 with early adoption permitted. The adoption of the standard is not expected to have a material effect on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Property and Equipment, net, and Other Assets

At December 31, 2019 and 2018, Property and equipment, net, and other assets consisted of the following:

	As of December 31,
	2019	2018
Vehicles	$493,373	$493,373
Computer equipment	247,776	700,218
Office furniture and fixtures	541,464	541,464
Machinery and equipment	688,137	845,128
Leasehold improvements	558,035	558,035
Property and equipment, gross	2,528,785	3,138,218
Accumulated depreciation	(1,994,320)	(2,523,700)
Property and equipment, net	534,465	614,518
Right-of-use operating lease asset	1,595,044	—
Security deposits and other assets	306,585	353,507
Property and equipment, net, and other assets	$2,436,094	$968,025

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment.  Depreciation expense for the year ended December 31, 2019 was $225,061, including $87,053 of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts.  Depreciation expense for the year ended December 31, 2018 was $385,863, including $184,404 depreciation expense recorded in “Cost of revenue.”

We recorded a right-of-use operating lease asset of $2.0 million related to our corporate office lease upon the adoption of ASC 842 effective January 1, 2019.  Refer to Note 7, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues, and accounts receivable as of the Closing Date.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $163,781 related to the earn-out included in “Accounts receivable” as of December 31, 2019.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2019	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,069	5,751,037	484,032
Patents	7 years	230,683	230,683	—
Software	7 years	2,090,633	984,141	1,106,492
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,583,538	$19,993,014	$1,590,524

December 31, 2018	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,068	4,860,305	1,374,763
Patents	7 years	230,683	230,683	—
Software	7 years	1,934,308	698,150	1,236,158
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,427,212	$18,816,291	$2,610,921

December 31, 2019 and 2018	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $1,176,722 and $2,499,349 for the years ended December 31, 2019 and 2018, respectively.  We expect amortization expense to be approximately $780,000 for the year ending December 31, 2020, approximately $295,000 for the year ending December 31, 2021, approximately $245,000 for the year ending December 31, 2022, approximately $115,000 for the year ending December 31, 2023, approximately $90,000 for the year ending December 31, 2024, and approximately $65,000 thereafter. We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes. As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, we performed our goodwill impairment analysis in the third quarter of 2019 and 2018 with no impairment recorded in either period.

5. Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities are as follows:

	As of December 31,
	2019	2018
Accounts payable	$10,436,715	$14,025,221
Accrued taxes	716,545	548,126
Employee compensation	1,384,360	910,796
Operating lease liability - current portion	627,896	—
Other	151,289	293,778
	$13,316,805	$15,777,921

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

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus a margin ranging from 1.0% to 1.5% (6.00% as of December 31, 2019), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (4.09% as of December 31, 2019). The maturity date of the ABL Facility is February 24, 2022.

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

The ABL Facility contains certain specific financial covenants regarding a minimum liquidity requirement and a minimum fixed charge coverage ratio.  In addition, the ABL Facility contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, mergers and acquisitions, and other matters customarily restricted in such agreements.  As of December 31, 2019, we were in compliance with the financial covenants included in the Citizens Loan Agreement.

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

The amount of interest expense related to borrowings for the years ended December 31, 2019 and 2018 was $326,212 and $325,534, respectively. Debt issuance cost of $469,507 is being amortized to interest expense over the life of the ABL Facility.  As of December 31, 2019, the unamortized portion of the debt issuance costs was $203,453.  The amount of interest expense related to the amortization of the discount on the ABL Facility for the years ended December 31, 2019 and 2018 was $93,901 and $93,902, respectively.  As of December 31, 2019, the ABL Facility borrowing base availability was $9,794,000, of which $4,738,136 principal was outstanding.  The outstanding liability as of December 31, 2019 was $4,534,683, net of unamortized debt issuance cost of $203,453.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

7. Leases

ASU 2016-02 Adoption

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), and the related amendments (collectively “ASC 842”).  We used the optional transition method of adoption, in which the cumulative effect of initially applying the new standard, as of January 1, 2019, to our existing leases was approximately $2.0 million and $2.2 million to record the operating lease right-of-use asset and the related liabilities, respectively, all of which relate to our corporate office lease.  Under this method of adoption, the comparative information in the condensed consolidated financial statements has not been revised and continues to be reported under the previous applicable lease accounting guidance (ASC 840).  Leases with terms of 12 months or less are not recorded on the balance sheet.

When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and if it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease.

As of December 31, 2018, leases classified as capital leases under ASC 840 were included in Property and equipment, net and represented almost fully depreciated office equipment with a negligible book value.  At December 31, 2018, capital lease obligations of $2,597 were included in Deferred revenue and other current liabilities.

We lease certain equipment to a customer under a lease arrangement that expires in 2020.  The capital lease receivable amounts are approximately $5,000 at December 31, 2019, which is included in Prepaid expenses and other current assets.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet.  Right-of-use assets and related liabilities related to finance leases at December 31, 2019 are de minimis.

	As of December 31,
	2019	2018
Operating Leases
Right-of-use operating lease asset:
Property and equipment, net and other assets	$1,595,044	$—

Lease Liabilities:
Accounts payable and accrued liabilities	$627,896	$—
Other long-term liabilities	1,136,583	—
Total operating lease liabilities	$1,764,479	$—

Lease Costs

For the years ended December 31, 2019 and 2018, we recorded $602,587 and $609,295, respectively, of fixed cost operating lease expense.  Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the lease through August 2022.  This minimum annual incentive is $63,000, which will increase to $93,600 for the annual incentive period starting September 2020 through the remainder of the lease term.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant.  The sublease agreement is accounted for as an operating lease and we recognize sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022.  Sublease income, net of amortized leasing costs, for the year ended December 31, 2019 was approximately $4,000.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the year ended December 31, 2019.  We did not obtain any new operating lease right-of-use assets in the year ended December 31, 2019.

Other Information

We lease corporate office space in The Colony, Texas under an 84-month, non-cancelable operating lease.  The lease expires in October 2022.  Our office lease had a remaining term of 2.75 years as of December 31, 2019, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The future minimum lease payments required under our office lease as of December 31, 2019 were as follows:

Year Ending December 31,	Amount
2020	$664,200
2021	664,200
2022	498,150
Total lease payments	1,826,550
Less: Interest	62,071
Present value of lease payments	1,764,479

8. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations.  In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid, as well as minor ancillary services.

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Three customers accounted for 53% of revenue for the year ended December 31, 2019, and three customers accounted for 51% of revenue for the year ended December 31, 2018.  We operate primarily in the United States, with minor services in Canada.

	Year Ended December 31,
	2019	2018
Revenue Type:
Services	$88,841,868	$93,524,370
Product sales and other	10,137,272	10,281,062
Total revenue	$98,979,140	$103,805,432

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

As of December 31, 2019 and 2018 we had $113,750 and $7,448, respectively, of deferred contract costs.  During the year ended December 31, 2019, we amortized $215,000 deferred contract costs to selling, general, and administrative expense.  During the year ended December 31, 2018, we amortized $211,250 and $36,139 of deferred contract costs to selling, general, and administrative expense and as a reduction to income, respectively.

Certain customers are billed in advance, and, accordingly, recognition of related revenues is deferred as a contract liability until the services are provided and control transferred to the customer.  As of December 31, 2019 and 2018, we had $19,644 and $69,473, respectively, of deferred revenue, which was classified in “Deferred revenue and other current liabilities.”

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

9. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2019 and 2018, and we have recorded a valuation allowance of $12,452,000 and $12,202,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	As of December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss	$4,616,000	$5,095,000
Depreciation and amortization	5,002,000	4,449,000
Stock-based compensation	3,113,000	2,840,000
Capitalized software costs	(561,000)	(522,000)
Deferred lease liability	45,000	53,000
Allowance for doubtful accounts	206,000	251,000
Other	31,000	36,000
Total deferred tax assets, net	12,452,000	12,202,000
Less: valuation allowance	(12,452,000)	(12,202,000)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 26.8%.  We had state income tax expense of $219,082 for the year ended December 31, 2019, which is attributable to state obligations for states with no net operating loss carryforwards, and the continued reserve against the benefit of the net operating losses at the federal level.  The provision for income taxes consisted of the following:

	Years Ended December 31,
	2019	2018
Current	$219,082	$—
Deferred	—	—
Total	$219,082	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax expense reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2019	2018
U.S. federal statutory rate applied to pretax income (loss)	$34,000	$(512,000)
State taxes, net of federal benefit	165,082	(146,000)
Permanent differences	11,000	7,000
Benefit of federal operating loss carryforwards	(381,000)	(170,000)
Cumulative adjustment to deferred taxes	—	612,000
Change in state tax rates and other	140,000	157,000
Change in valuation allowance	250,000	52,000
	$219,082	$—

As of December 31, 2019 and 2018, we had federal income tax net operating loss carryforwards of approximately $17,200,000 and $18,900,000, respectively, which expire at various dates ranging from 2031 through 2037.  We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss. Such limitation of the net operating losses may have occurred, which we have not fully analyzed at this time as we have fully reserved the deferred tax asset.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

As of December 31, 2019 and 2018, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2020. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2016 to 2019. Tax audits by their very nature are often complex and can require several years to complete.

10. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue and the ABL Facility. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for the ABL Facility, based on borrowing rates currently available to us for loans with similar terms and maturities.

11. Commitments and Contingencies

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2019 and 2018.

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees.  Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the plan.  For the years ended December 31, 2019 and 2018, our plan contribution expense was $182,702 and $150,791, respectively.

12. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or were outstanding as of December 31, 2019 and 2018.  Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 15,372,905 and 15,328,870 shares were issued and outstanding as of December 31, 2019 and 2018, respectively.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”). We recorded expense of $31,848 and $17,738 related to the ESPP during the years ended December 31, 2019 and 2018, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

During the year ended December 31, 2019, we issued an aggregate 44,035 shares of common stock for $70,668, all to employees under our ESPP, as follows:

•	On May 14, 2019, we issued 21,283 shares for $29,669 for options that vested and were exercised.
•	On November 14, 2019, we issued 22,752 shares for $40,999 for options that vested and were exercised.

During the year ended December 31, 2018 we issued an aggregate 26,415 shares of common stock for $40,380, all to employees under our ESPP, as follows:

•	On May 16, 2018, we issued 10,928 shares for $18,396 for options that vested and were exercised.
•	On November 16, 2018, we issued 15,487 shares for $21,984 for options that vested and were exercised.

Warrants

During the year ended December 31, 2019, we did not issue any warrants, no holders exercised warrants, and warrants to purchase 1,212,505 shares of common stock expired.  During the year ended December 31, 2018, we did not issue any warrants and no holders exercised warrants.

The following table summarizes the warrants issued and outstanding as of December 31, 2019:

Warrants Issued and Outstanding as of December 31, 2019
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants
Warrants	3/30/2016	3/30/2021	$3.88	521,060
Total warrants issued and outstanding				521,060

Incentive Compensation Plan

In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The purpose of the plan is to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with our performance. The plan is administered by the compensation committee of our board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the plan is 4,837,500. The number of shares available for award under the plan is subject to adjustment for certain corporate changes in accordance with the provisions of the plan.

Stock Options

The following table summarizes the stock option activity from January 1, 2018 through December 31, 2019:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2018	1,389,816	$1.17 — $26.00	$8.39
Granted	420,500	$1.65 — $2.62	$2.38
Canceled/Forfeited	(37,250)	$2.39 — $23.20	$5.98
Outstanding at December 31, 2018	1,773,066	$1.17 — $26.00	$7.02
Granted	1,074,515	$1.51 — $3.12	$1.93
Canceled/Forfeited	(402,128)	$1.51 — $26.00	$15.64
Outstanding at December 31, 2019	2,445,453	$1.17 — $23.20	$3.37

The weighted-average grant-date fair value of options granted was $1.23 and $1.71 for the years ended December 31, 2019 and 2018, respectively.

For the years ended December 31, 2019 and 2018, the intrinsic value of options outstanding was approximately $360,573 and $7,220, respectively, and the intrinsic value of options exercisable was approximately $53,259 and $7,220, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The following additional information applies to options outstanding at December 31, 2019:

Range of Exercise Prices	Outstanding at December 31, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2019	Weighted- Average Exercise Price
$1.17 - $23.20	2,445,453	7.6	$3.37	1,209,087	$4.47

The following additional information applies to options outstanding at December 31, 2018:

Range of Exercise Prices	Outstanding at December 31, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2018	Weighted- Average Exercise Price
$1.17 - $26.00	1,773,066	6.9	$7.02	999,999	$10.05

Stock-based compensation expense for stock-based incentive awards was $1,019,409 and $775,851 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately $1.4 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2 years.

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

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2019 and 2018 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018
Expected volatility	76%	85%
Risk-free interest rate	2.37%	2.42%
Expected dividends	0.00%	0.00%
Expected term in years	5.8	5.9

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of DSUs.  The DSUs are recognized at their fair value on the date of grant.  Each DSU represents the right to receive one share of our common stock following the completion of a director’s service.  During the year ended December 31, 2019, we granted 14,451 DSUs and recorded director compensation expense of $34,649 related to the grants.

13. Net Loss per Share

We compute basic net income (loss) per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for DSUs during the period. We compute diluted net loss per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options. Dilutive potential securities are excluded from the computation of earnings per share if their effect is antidilutive.  The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.  Deferred stock units (see Note 12) are included in both basic and diluted earnings per share computations.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Years Ended December 31,
	2019	2018
	(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(55,240)	$(2,438,981)
Denominator:
Weighted average common shares outstanding, basic	15,347,039	15,311,220
Effect of dilutive common shares	—	—
Weighted average common shares outstanding, diluted	15,347,039	15,311,220
Net loss per share:
Basic	$(0.00)	$(0.16)
Diluted	$(0.00)	$(0.16)
Anti-dilutive securities excluded from diluted net loss per share:
Stock options	2,445,453	1,773,066
Warrants	521,060	1,733,565
Total anti-dilutive securities excluded from net loss per share	2,966,513	3,506,631

14. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$351,741	$364,372
Cash paid for income taxes	$76,030	$—

Supplemental non-cash activities:
Sale of goodwill and intangible assets	$—	$246,585
Investment in Earth Media Partners, LLC	$—	$(246,585)

15.  Related Party Transactions

During the year ended December 31, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000, and are included in selling, general, and administrative expense for the year ended December 31, 2019.