Form 10-Q
period 2020-03-31
Quest Resource Holding Corp
filed 2020-05-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were outstanding 15,372,905 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,349,913	$3,411,108
Accounts receivable, less allowance for doubtful accounts of $797,344 and $767,464 as of March 31, 2020 and December 31, 2019, respectively	15,185,267	13,899,451
Prepaid expenses and other current assets	1,374,509	1,110,266
Total current assets	19,909,689	18,420,825

Goodwill	58,208,490	58,208,490
Intangible assets, net	1,304,371	1,590,524
Property and equipment, net, and other assets	2,260,480	2,436,094
Total assets	$81,683,030	$80,655,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,336,339	$13,316,805
Deferred revenue and other current liabilities	22,610	19,644
Total current liabilities	14,358,949	13,336,449

Revolving credit facility, net	4,553,025	4,534,683
Other long-term liabilities	981,354	1,140,749
Total liabilities	19,893,328	19,011,881

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,372,905 shares issued and outstanding as of March 31, 2020 and December 31, 2019	15,373	15,373
Additional paid-in capital	161,235,389	160,858,072
Accumulated deficit	(99,461,060)	(99,229,393)
Total stockholders’ equity	61,789,702	61,644,052
Total liabilities and stockholders’ equity	$81,683,030	$80,655,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenue	$25,331,814	$26,649,041
Cost of revenue	20,788,816	22,106,196
Gross profit	4,542,998	4,542,845
Operating expenses:
Selling, general, and administrative	4,409,323	4,214,230
Depreciation and amortization	333,753	325,787
Total operating expenses	4,743,076	4,540,017
Operating income (loss)	(200,078)	2,828
Interest expense	84,321	111,811
Loss before taxes	(284,399)	(108,983)
Income tax expense (benefit)	(52,732)	54,769
Net loss	$(231,667)	$(163,752)

Net loss applicable to common stockholders	$(231,667)	$(163,752)
Net loss per share applicable to common stockholders
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding
Basic	15,396,703	15,328,870
Diluted	15,396,703	15,328,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2019	15,372,905	$15,373	$160,858,072	$(99,229,393)	$61,644,052
Stock-based compensation	—	—	377,317	—	377,317
Net loss	—	—	—	(231,667)	(231,667)
Balance, March 31, 2020	15,372,905	$15,373	$161,235,389	$(99,461,060)	$61,789,702

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2018	15,328,870	$15,329	$159,701,542	$(99,174,153)	$60,542,718
Stock-based compensation	—	—	204,031	—	204,031
Net loss	—	—	—	(163,752)	(163,752)
Balance, March 31, 2019	15,328,870	$15,329	$159,905,573	$(99,337,905)	$60,582,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(231,667)	$(163,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	50,220	67,516
Amortization of intangibles	297,351	291,769
Amortization of debt issuance costs	23,475	23,475
Provision for doubtful accounts	30,824	60,000
Stock-based compensation	377,317	204,031
Changes in operating assets and liabilities:
Accounts receivable	(1,316,640)	(1,081,386)
Prepaid expenses and other current assets	(264,243)	(181,116)
Security deposits and other assets	13,005	(12,732)
Accounts payable and accrued liabilities	1,000,267	857,244
Deferred revenue and other liabilities	2,967	(19,205)
Net cash provided by (used in) operating activities	(17,124)	45,844
Cash flows from investing activities:
Purchase of property and equipment	(27,740)	—
Purchase of capitalized software development	(11,198)	(41,248)
Net cash used in investing activities	(38,938)	(41,248)
Cash flows from financing activities:
Proceeds from credit facilities	23,630,642	25,526,171
Repayments of credit facilities	(23,635,775)	(25,586,575)
Repayments of finance lease obligations	—	(1,027)
Net cash used in financing activities	(5,133)	(61,431)
Net decrease in cash and cash equivalents	(61,195)	(56,835)
Cash and cash equivalents at beginning of period	3,411,108	2,122,297
Cash and cash equivalents at end of period	$3,349,913	$2,065,462

Supplemental cash flow information:
Cash paid for interest	$56,482	$95,171
Cash paid for income taxes	$50,233	$—

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

Operations – We are a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses.  We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables.

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The waste management and recycling services we provide are currently designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security.  The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and subcontractors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2020 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2019 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

Adopted

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised.  This guidance also requires entities to present the expense in the same line item in the statement of operations as the fees associated with the hosting arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The adoption of the standard did not have a material effect on our consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848):  Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides operational guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR).  The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.  The expedients and exceptions provided by the amendments generally do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  As further discussed in Note 6, our ABL facility provides

procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.   As such, we do not expect the transition away from LIBOR to have a material impact on our financial statements.

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

3. Property and Equipment, net, and Other Assets

At March 31, 2020 and December 31, 2019, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,044,540 and $1,994,320 as of March 31, 2020 and December 31, 2019, respectively	$511,985	$534,465
Right-of-use operating lease asset	1,454,914	1,595,044
Security deposits and other assets	293,581	306,585
Property and equipment, net, and other assets	$2,260,480	$2,436,094

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended March 31, 2020 was $50,220, including $13,818 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts.  Depreciation expense for the three months ended March 31, 2019 was $67,516, including $33,498 of depreciation expense reflected within “Cost of revenue.”

We recorded a right-of-use operating lease asset related to our corporate office lease upon the adoption of ASC 842 effective January 1, 2019.  Refer to Note 7, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenue, and accounts receivable as of the Closing Date.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $188,429 related to the earn-out included in “Accounts receivable” as of March 31, 2020.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2020 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,068	5,973,719	261,349
Patents	7 years	230,683	230,683	—
Software	7 years	2,101,831	1,058,809	1,043,022
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,594,735	$20,290,364	$1,304,371

December 31, 2019	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,069	5,751,037	484,032
Patents	7 years	230,683	230,683	—
Software	7 years	2,090,633	984,141	1,106,492
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,583,538	$19,993,014	$1,590,524

March 31, 2020 (Unaudited) and December 31, 2019	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $297,351 and $291,769 for the three months ended March 31, 2020 and 2019, respectively.

We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2019 with no impairment recorded.  During the 2019 impairment assessment, our operations unit had a fair value substantially in excess of the carrying value.  In addition to the annual impairment test, we are required to regularly assess whether a triggering event has occurred which would require interim testing.  We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on our operations. Currently, we have determined that a triggering event has not occurred that would require an interim impairment test to be performed.  However, we refer you to our comment in Note 1 as it relates to the impact of COVID-19 and certain economic uncertainties.

5.  Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Accounts payable	$12,558,057	$10,436,715
Accrued taxes	652,356	716,545
Employee compensation	378,453	1,384,360
Operating lease liability - current portion	631,760	627,896
Other	115,713	151,289
	$14,336,339	$13,316,805

Refer to Note 7, Leases for additional disclosure related to the operating lease liability recorded upon the adoption of ASC 842 Leases.

6. Notes Payable

We entered into a Loan, Security and Guaranty Agreement (the “Citizens Loan Agreement”), dated as of February 24, 2017, with Citizens Bank, National Association as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for an asset-based revolving credit facility (the “ABL Facility”) of up to $20 million.

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus a margin ranging from 1.0% to 1.5% (4.50% as of March 31, 2020), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (3.89% as of March 31, 2020). The maturity date of the ABL Facility is February 24, 2022.

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

The amount of interest expense related to borrowings for the three months ended March 31, 2020 and 2019 was $60,845 and $86,742, respectively.  Debt issuance cost of $469,507 is being amortized to interest expense over the term of the ABL Facility.  As of March 31, 2020, the unamortized portion of the debt issuance costs was $179,978.  The amount of interest expense related to the amortization of the discount on the ABL Facility for the three months ended March 31, 2020 and 2019 was $23,475.  As of March 31, 2020, the ABL Facility borrowing base availability was $11,221,000, of which $4,733,003 principal was outstanding.  The outstanding liability as of March 31, 2020 was $4,553,025, net of unamortized debt issuance cost of $179,978.

As a result of the uncertainty surrounding the COVID-19 pandemic and its impact on our operating results, which cannot be reasonably estimated at this time, we applied for, and on May 5, 2020, we received loan proceeds of $1.4 million under the Paycheck Protection Program (“PPP”) under a promissory note from BMO Harris Bank National Association (the “PPP Loan”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  The PPP Loan has a two-year term and bears interest at an annual interest rate of 1%.  Monthly principal and interest payments are deferred for six months, and the maturity date is April 30, 2022.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities.  However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

7. Leases

ASU 2016-02 Adoption

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), and the related amendments.  We used the optional transition method of adoption, in which the cumulative effect of initially applying the new standard, as of January 1, 2019, to our existing leases was approximately $2.0 million and $2.2 million to record the operating lease right-of-use asset and the related liabilities, respectively, all of which relate to our corporate office lease.  Leases with terms of 12 months or less are not recorded on the balance sheet.

When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and if it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease.

We lease certain equipment to a customer under a lease arrangement that expires in 2020.  The capital lease receivable amounts were approximately $2,400 and $5,000 at March 31, 2020 and December 31, 2019, respectively, the majority of which was included in Prepaid expenses and other current assets.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at March 31, 2020 are de minimis and mature in less than 12 months.

	March 31,	December 31,
	2020	2019
Operating Leases:	(Unaudited)
Right-of-use operating lease asset:
Property and equipment, net and other assets	$1,454,914	$1,595,044

Lease Liabilities:
Accounts payable and accrued liabilities	$631,760	$627,896
Other long-term liabilities	977,186	1,136,583
Total operating lease liabilities	$1,608,946	$1,764,479

Lease Costs

For the three months ended March 31, 2020, we recorded approximately $150,000 of fixed cost operating lease expense.  Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the lease through August 2022.  This minimum annual incentive is $63,000, which will increase to $93,600 for the annual incentive period starting September 2020 through the remainder of the lease term.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant.  The sublease agreement is accounted for as an operating lease and we recognize sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022.  Sublease income, net of amortized leasing costs, for the three months ended March 31, 2020 was approximately $11,000.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the three months ended March 31, 2020.  We did not obtain any new operating lease right-of-use assets in the three months ended March 31, 2020.

Other Information

Our office lease had a remaining term of 2.5 years as of March 31, 2020, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.

The future minimum lease payments required under our office lease as of March 31, 2020 were as follows:

Amount
2020	$498,150
2021	664,200
2022	498,150
Total lease payments	1,660,500
Less: Interest	51,554
Present value of lease liabilities	$1,608,946

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Three customers accounted for 54.0% of revenue for the three months ended March 31, 2020, and three customers accounted for 59.7% of revenue for the three months ended March 31, 2019. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenue Type:
Services	$22,755,451	$24,054,519
Product sales and other	2,576,363	2,594,522
Total revenue	$25,331,814	$26,649,041

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

As of March 31, 2020 and December 31, 2019, we had $172,500 and $113,750, respectively, of deferred contract costs.  During the three months ended March 31, 2020, we amortized $56,250 of deferred contract costs to selling, general, and administrative expense.  During the three months ended March 31, 2019, we amortized $53,750 of deferred contract costs to selling, general, and administrative expense.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer.  As of March 31, 2020 and December 31, 2019, we had $22,610 and $19,644, respectively, of deferred revenue, the majority of which was classified in “Deferred revenue and other current liabilities.”

9. Income Taxes

Our statutory income tax rate is anticipated to be 27%.  We had an income tax benefit of $52,732 for the three months ended March 31, 2020 based on current estimated state tax apportionments, and income tax expense of $54,769 for the three months ended March 31, 2019, which was attributable to state tax obligations for states with no net operating loss carryforwards, and the reserve against the benefit of the net operating losses at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2020 and December 31, 2019, and we had recorded a valuation allowance of $12,516,000 and $12,452,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2020 and December 31, 2019, we had federal income tax net operating loss carryforwards of approximately $16,800,000 and $17,200,000, respectively, which expire at various dates ranging from 2031-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 15,372,905 shares were issued and outstanding as of March 31, 2020 and December 31, 2019.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  We recorded expense of $6,667 and $6,557 related to the ESPP for the three months ended March 31, 2020 and 2019, respectively.

Warrants – At March 31, 2020, we had outstanding exercisable warrants to purchase 521,060 shares of common stock.

The following table summarizes the warrants issued and outstanding as of March 31, 2020:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
ExercisableWarrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				521,060

Stock Options – We recorded stock option expense of $294,661 and $197,474 for the three months ended March 31, 2020 and 2019, respectively.  The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2019	2,445,453	$1.17 — $23.20	$3.37
Granted	495,182	$1.35 — $2.32	$1.57
Canceled/Forfeited	(4,000)	$1.51 — $16.40	$7.88
Outstanding at March 31, 2020	2,936,635	$1.17 — $23.20	$3.06

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”).   The DSUs are recognized at their fair value on the date of grant.  Each DSU represents the right to receive one share of our common stock following the completion of a director’s service.  During the three months ended March 31, 2020, we granted 14,895 DSUs and recorded director compensation expense of $25,987 related to the grants.  In addition, during the three months ended March 31, 2020 we granted 39,684 DSUs to executive employees and recorded compensation expense of $50,002 related to the grants.

12. Net Loss per Share

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

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(231,667)	$(163,752)
Denominator:
Weighted average common shares outstanding, basic	15,396,703	15,328,870
Effect of dilutive common shares	—	—
Weighted average common shares outstanding, diluted	15,396,703	15,328,870
Net loss per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Anti-dilutive securities excluded from diluted net loss per share:
Stock options	2,936,635	2,187,483
Warrants	521,060	1,733,565
Total anti-dilutive securities excluded from net loss per share	3,457,695	3,921,048

13.  Related Party Transactions

During the year ended December 31, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000.  Of the $248,000, approximately $230,000 was included in selling, general, and administrative expense for the three months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; the impact of the COVID-19 pandemic on our results of operations and any changes to the loan forgiveness provisions of the Paycheck Protection Program; exposure to significant interest, currency, or credit risks arising from our financial instruments; sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and Quest (collectively, “we,” “us,” “our,” or “our company”).

Three Months Ended March 31, 2020 and 2019 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenue	$25,331,814	$26,649,041
Cost of revenue	20,788,816	22,106,196
Gross profit	4,542,998	4,542,845
Operating expenses:
Selling, general, and administrative	4,409,323	4,214,230
Depreciation and amortization	333,753	325,787
Total operating expenses	4,743,076	4,540,017
Operating income (loss)	(200,078)	2,828
Interest expense	84,321	111,811
Loss before taxes	(284,399)	(108,983)
Income tax expense (benefit)	(52,732)	54,769
Net loss	$(231,667)	$(163,752)

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

COVID-19 Pandemic

The waste management and recycling services we provide are currently designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security.  The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and subcontractors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

Revenue

For the quarter ended March 31, 2020, revenue was $25.3 million, a decrease of $1.3 million, or 4.9%, compared with $26.6 million for the quarter ended March 31, 2019.  The decrease was primarily due to low levels of production in a commodity waste stream at one of our largest industrial customers that had negligible impact on gross profit.  This impact was slightly offset by increased services from both our continuing and new customer base.

Cost of Revenue/Gross Profit

Cost of revenue decreased $1.3 million to $20.8 million for the quarter ended March 31, 2020 from $22.1 million for the quarter ended March 31, 2019.  The decrease was primarily due to low levels of production in a commodity waste stream at one of our largest industrial customers, partially offset by increased services of from both our continuing and new customer base.

Gross profit for the quarter ended March 31, 2020 was $4.5 million and $4.5 million for the quarter ended March 31, 2019.  The gross profit margin rose to 17.9% for the quarter ended March 31, 2020 compared with 17.0% for the quarter ended March 31, 2019.  The change in gross profit and gross profit margin percentage for the three months ended March 31, 2020 were primarily due to the net effect of increased generally value-added services from both our continuing and new customer base, and lower costs related to certain contracted services.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity index adjustments for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

Operating expenses were $4.7 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $203,000.

Selling, general, and administrative expenses were $4.4 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately $195,000. The increase primarily relates to increases in labor related expenses of approximately $104,000, stock related compensation of $173,000, and corporate development of $155,000, partially offset by decreases in professional fees of $208,000, and other administrative expenses of $28,000.

During the year ended December 31, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000.  Of the $248,000, approximately $230,000 was included in selling, general, and administrative expense for the three months ended March 31, 2019.

Operating expenses also included depreciation and amortization of approximately $334,000 and $326,000 for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately $8,000.

Interest Expense

Interest expense was $84,000 and $112,000 for the three months ended March 31, 2020 and 2019, respectively, a decrease of approximately $27,000.  The decrease is primarily due to overall lower average borrowings under our asset-based revolving credit facility (the “ABL Facility”) of up to $20 million pursuant to that certain Loan, Security and Guaranty Agreement, dated as of February 24, 2017, with Citizens Bank, National Association.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility.

Income Taxes

We recorded an income tax benefit of $(53,000) for the three months ended March 31, 2020 compared with a provision for income taxes of $55,000 for the three months ended March 31, 2019, primarily related lower estimated taxable income and changes in state apportionments in the three months ended March 31, 2020 compared to March 31, 2019.

Net Income (Loss)

Net loss for the quarter ended March 31, 2020 was $(232,000) compared with a net loss of $(164,000) for the quarter ended March 31, 2019.  The explanations above detail the majority of the changes related to net loss.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volume and mix of services provided, as well as customer mix during the reporting period.

Income (Loss) per Share

Net loss per basic and diluted share was $(0.02) for the quarter ended March 31, 2020 compared with a net loss per basic and diluted share of $(0.01) for the quarter ended March 31, 2019. The basic and diluted weighted average number of shares of common stock outstanding were approximately 15.4 million and 15.3 million for the three months ended March 31, 2020 and 2019, respectively.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” as another metric to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three months ended March 31, 2020, other adjustments of $9,390 included severance costs.  For the three months ended March 31, 2019, other adjustments of $230,211 included costs related to the Transactions as further discussed above.

The following table reflects Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported
	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net loss	$(231,667)	$(163,752)
Depreciation and amortization	347,571	359,285
Interest expense	84,321	111,811
Stock-based compensation expense	377,317	204,031
Other adjustments	9,390	230,211
Income tax expense (benefit)	(52,732)	54,769
Adjusted EBITDA	$534,200	$796,355

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, we had $3.3 million and $3.4 million in cash and cash equivalents, respectively. Working capital was $5.6 million and $5.1 million as of March 31, 2020 and December 31, 2019, respectively.

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

We believe our existing cash and cash equivalents of $3.3 million, our borrowing availability under our $20.0 million ABL Facility (which such capacity was $11.2 million as of March 31, 2020), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  We have no agreements, commitments or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2020 and 2019.

Cash Flows from Operating Activities

Net cash used in operating activities was $(17,000) for the three months ended March 31, 2020 compared with net cash provided by operating activities of $46,000 for the three months ended March 31, 2019.

Net cash used in operating activities for the three months ended March 31, 2020 related primarily to the net effect of the following:

•	net loss of $232,000;
•	offset by non-cash items of $779,000, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $565,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the three months ended March 31, 2019 related primarily to the net effect of the following:

•	net loss of $164,000;
•	offset by non-cash items of $647,000, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $437,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 and 2019 was $39,000 and $41,000, respectively, primarily from costs related to software development and purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 and 2019 was $5,000 and $61,000, respectively, primarily from net repayments on the ABL Facility.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility.

Inflation

We do not believe that inflation had a material impact on us during the three months ended March 31, 2020 and 2019.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

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

Item 1A. Risk Factors

The following risk factor supplements the risk factors described in Item 1A of our 2019 Annual Report and should be read in conjunction with the risk factors described in our 2019 Annual Report:

The novel coronavirus (COVID-19) global pandemic could adversely impact our business.

The emergence of COVID-19 around the world presents significant risks to our company, not all of which we are able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect our company’s financial results and business operations in the first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. In the short-term, some of our customers have shut down their businesses, while other customers operating in the restaurant, grocery, automotive and certain specialty retail industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate.

The COVID-19 pandemic may affect our operations in future quarters. All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond our company’s control, continue to evolve and the outcomes are uncertain. Management cannot predict the full impact of the COVID-19 pandemic on our company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on our company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 16, 2020, the Board of Directors approved an amendment to our Second Amended and Restated Bylaws to opt out of the Nevada Revised Statutes’ provisions regarding Acquisition of Controlling Interest (NRS §§ 78.378 to 78.3793, inclusive), effective as of April 16, 2020.

Item 6. Exhibits

Exhibit No.	Exhibit

3.1	Amendment to Second Amended and Restated Bylaws of Quest Resource Holdings Corporation, as amended

10.1	Note, dated April 30, 2020, issued by Quest Resource Management Group LLC to BMO Harris Bank National Association (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 14, 2020	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: May 14, 2020	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer