Form 10-Q
period 2020-06-30
Quest Resource Holding Corp
filed 2020-08-13
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were outstanding 15,431,227 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,963,690	$3,411,108
Accounts receivable, less allowance for doubtful accounts of $839,560 and $767,464 as of June 30, 2020 and December 31, 2019, respectively	13,942,078	13,899,451
Prepaid expenses and other current assets	1,422,903	1,110,266
Total current assets	19,328,671	18,420,825

Goodwill	58,208,490	58,208,490
Intangible assets, net	1,016,425	1,590,524
Property and equipment, net, and other assets	2,293,888	2,436,094
Total assets	$80,847,474	$80,655,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,633,891	$13,316,805
Deferred revenue and other current liabilities	170,933	19,644
Total current liabilities	12,804,824	13,336,449

Revolving credit facility, net	3,792,568	4,534,683
Other long-term liabilities	820,976	1,140,749
Total liabilities	17,418,368	19,011,881

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 15,403,111 and 15,372,905 shares issued and outstanding as of June 30, 2020 and December 31, 2019	15,403	15,373
Additional paid-in capital	161,665,760	160,858,072
Accumulated deficit	(98,252,057)	(99,229,393)
Total stockholders’ equity	63,429,106	61,644,052
Total liabilities and stockholders’ equity	$80,847,474	$80,655,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$21,969,241	$25,445,373	$47,301,055	$52,094,414
Cost of revenue	17,594,606	20,695,798	38,383,422	42,801,994
Gross profit	4,374,635	4,749,575	8,917,633	9,292,420
Operating expenses:
Selling, general, and administrative	3,977,853	4,226,912	8,387,176	8,441,142
Depreciation and amortization	334,137	327,093	667,890	652,880
Total operating expenses	4,311,990	4,554,005	9,055,066	9,094,022
Operating income (loss)	62,645	195,570	(137,433)	198,398
Other income	1,258,068	—	1,258,068	—
Interest expense	(87,224)	(113,697)	(171,545)	(225,508)
Income (loss) before taxes	1,233,489	81,873	949,090	(27,110)
Income tax expense (benefit)	24,486	54,771	(28,246)	109,540
Net income (loss)	$1,209,003	$27,102	$977,336	$(136,650)

Net income (loss) applicable to common stockholders	$1,209,003	$27,102	$977,336	$(136,650)
Net income (loss) per share applicable to common stockholders
Basic	$0.08	$0.00	$0.06	$(0.01)
Diluted	$0.08	$0.00	$0.06	$(0.01)
Weighted average number of common shares outstanding
Basic	15,464,604	15,339,743	15,430,653	15,334,397
Diluted	15,467,818	15,362,406	15,440,903	15,334,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2019	15,372,905	$15,373	$160,858,072	$(99,229,393)	$61,644,052
Stock-based compensation	—	—	377,317	—	377,317
Net loss	—	—	—	(231,667)	(231,667)
Balance, March 31, 2020	15,372,905	15,373	161,235,389	(99,461,060)	61,789,702
Stock-based compensation	—	—	400,361	—	400,361
Shares issued for Employee Stock Purchase Plan options	30,206	30	30,010	—	30,040
Net income	—	—	—	1,209,003	1,209,003
Balance, June 30, 2020	15,403,111	$15,403	$161,665,760	$(98,252,057)	$63,429,106

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2018	15,328,870	$15,329	$159,701,542	$(99,174,153)	$60,542,718
Stock-based compensation	—	—	204,031	—	204,031
Net loss	—	—	—	(163,752)	(163,752)
Balance, March 31, 2019	15,328,870	15,329	159,905,573	(99,337,905)	60,582,997
Stock-based compensation	—	—	269,201	—	269,201
Shares issued for Employee Stock Purchase Plan options	21,283	21	29,648	—	29,669
Net income	—	—	—	27,102	27,102
Balance, June 30, 2019	15,350,153	$15,350	$160,204,422	$(99,310,803)	$60,908,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$977,336	$(136,650)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,067	116,629
Amortization of intangibles	595,097	585,260
Amortization of debt issuance costs	46,951	46,951
Provision for doubtful accounts	61,416	45,000
Stock-based compensation	777,678	473,232
Changes in operating assets and liabilities:
Accounts receivable	(104,043)	773,469
Prepaid expenses and other current assets	(312,637)	(407,676)
Security deposits and other assets	(39,014)	91,720
Accounts payable and accrued liabilities	(721,471)	(930,793)
Deferred revenue and other liabilities	151,289	(203,545)
Net cash provided by operating activities	1,533,669	453,597
Cash flows from investing activities:
Purchase of property and equipment	(201,063)	(36,862)
Purchase of capitalized software development	(20,998)	(99,037)
Net cash used in investing activities	(222,061)	(135,899)
Cash flows from financing activities:
Proceeds from credit facilities	46,332,534	51,978,018
Repayments of credit facilities	(47,121,600)	(52,358,202)
Proceeds from shares issued for Employee Stock Purchase Plan	30,040	29,669
Repayments of finance lease obligations	—	(1,874)
Net cash used in financing activities	(759,026)	(352,389)
Net increase (decrease) in cash and cash equivalents	552,582	(34,691)
Cash and cash equivalents at beginning of period	3,411,108	2,122,297
Cash and cash equivalents at end of period	$3,963,690	$2,087,606

Supplemental cash flow information:
Cash paid for interest	$126,066	$186,069
Cash paid for income taxes	$146,483	$26,905

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2020 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2019 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

3. Property and Equipment, net, and Other Assets

At June 30, 2020 and December 31, 2019, property and equipment, net, and other assets consisted of the following:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,095,387 and $1,994,320 as of June 30, 2020 and December 31, 2019, respectively	$634,461	$534,465
Right-of-use operating lease asset	1,313,828	1,595,044
Security deposits and other assets	345,599	306,585
Property and equipment, net, and other assets	$2,293,888	$2,436,094

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended June 30, 2020 was $50,846, including $14,455 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts and was $101,067 for the six months ended June 30, 2020, including $28,273 of depreciation expense reflected within “Cost of revenue.”  Depreciation expense for the three months ended June 30, 2019 was $49,112, including $15,511 of depreciation expense reflected within “Cost of revenue,” and was $116,629 for the six months ended June 30, 2019, including $49,009 reflected within “Cost of revenue.”

We recorded a right-of-use operating lease asset related to our corporate office lease upon the adoption of Accounting Standards Codification (“ASC”) 842 effective January 1, 2019.  Refer to Note 7, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenue, and accounts receivable as of the Closing Date.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $213,098 related to the earn-out included in “Accounts receivable” as of June 30, 2020.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

June 30, 2020 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,069	6,196,402	38,667
Patents	7 years	230,683	230,683	—
Software	7 years	2,111,631	1,133,873	977,758
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,604,536	$20,588,111	$1,016,425

December 31, 2019	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,069	5,751,037	484,032
Patents	7 years	230,683	230,683	—
Software	7 years	2,090,633	984,141	1,106,492
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,583,538	$19,993,014	$1,590,524

June 30, 2020 (Unaudited) and December 31, 2019	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $297,746 and $293,491 for the three months ended June 30, 2020 and 2019, respectively.  Amortization expense related to finite lived intangible assets was $595,097 and $585,260 for the six months ended June 30, 2020 and 2019, respectively.

We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2019 with no impairment recorded.  During the 2019 impairment assessment, our operations unit had a fair value substantially in excess of the carrying value.  In addition to the annual impairment test, we are required to regularly assess whether a triggering event has occurred which would require interim testing.  We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on our operational and financial performance. Currently, we have determined that a triggering event has not occurred that would require an interim impairment test to be performed.

5.  Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Accounts payable	$10,425,212	$10,436,715
Accrued taxes	694,974	716,545
Employee compensation	624,740	1,384,360
Operating lease liability - current portion	635,647	627,896
Other	253,318	151,289
	$12,633,891	$13,316,805

Refer to Note 7, Leases for additional disclosure related to the operating lease liability recorded upon the adoption of ASC 842, Leases.

6. Notes Payable

We entered into a Loan, Security and Guaranty Agreement (the “Citizens Loan Agreement”), dated as of February 24, 2017, with Citizens Bank, National Association as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for an asset-based revolving credit facility (the “ABL Facility”) of up to $20 million.

Each loan under the ABL Facility bears interest, at our option, at either the Base Rate, as defined in the Citizens Loan Agreement, plus a margin ranging from 1.0% to 1.5% (4.50% as of June 30, 2020), or the LIBOR lending rate for the interest period in effect, plus a margin ranging from 2.0% to 2.5% (no borrowings at June 30, 2020). The maturity date of the ABL Facility is February 24, 2022.

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

The amount of interest expense related to borrowings for the three months ended June 30, 2020 and 2019 was $63,605 and $90,035, respectively.  The amount of interest expense related to borrowings for the six months ended June 30, 2020 and 2019 was $123,081 and $176,777, respectively.  Debt issuance cost of $469,507 is being amortized to interest expense over the term of the ABL Facility.  As of June 30, 2020, the unamortized portion of the debt issuance costs was $156,502.  The amount of interest expense related to the amortization of the discount on the ABL Facility for the six months ended June 30, 2020 and 2019 was $46,951 in both periods.  As of June 30, 2020, the ABL Facility borrowing base availability was $9,485,000, of which $3,949,070 principal was outstanding.  The outstanding liability as of June 30, 2020 was $3,792,568, net of unamortized debt issuance cost of $156,502.

As a result of the uncertainty surrounding the COVID-19 pandemic and its impact on our operating results, we applied for and, on May 5, 2020, we received loan proceeds of $1.4 million under the Paycheck Protection Program (“PPP”) under a promissory note from BMO Harris Bank National Association (the “PPP Loan”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  The PPP Loan has a two-year term and bears interest at an annual interest rate of 1%.  Monthly principal and interest payments are deferred for six months, and the maturity date is April 30, 2022.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan and accrued interest.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, utilities, and retention of employees and maintaining salary levels.  However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

As of June 30, 2020, we have used $1.3 million of loan proceeds to fund eligible payroll, rent and utility expenses under the terms of the PPP Loan.  As a result, we believe and expect that we will meet the PPP eligibility criteria for forgiveness and have concluded that the PPP Loan represents, in substance, funds provided under a government grant.  As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance,” we have recognized the use of $1.3 million of the loan proceeds as of June 30, 2020 as Other Income.  As of June 30, 2020, approximately $150,000 of the PPP Loan proceeds remained available to fund eligible expenses.

On August 5, 2020, we entered into a Loan, Security and Guaranty Agreement (the “BBVA Loan Agreement”), dated as of August 5, 2020 with BBVA USA, as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for an asset-based revolving credit facility of up to $15.0 million and an equipment loan facility in the maximum principal amount of $2.0 million. The BBVA Loan Agreement replaced our Citizens Loan Agreement, which was paid off and terminated effective August 5, 2020.  See Note 14 for additional details.

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

We lease certain equipment to a customer under a lease arrangement that expires in 2020.  The capital lease receivable amounts were approximately $1,000 and $5,000 at June 30, 2020 and December 31, 2019, respectively, the majority of which was included in Prepaid expenses and other current assets.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at June 30, 2020 are de minimis and mature in less than 12 months.

	June 30,	December 31,
	2020	2019
Operating Leases:	(Unaudited)
Right-of-use operating lease asset:
Property and equipment, net and other assets	$1,313,828	$1,595,044

Lease Liabilities:
Accounts payable and accrued liabilities	$635,647	$627,896
Other long-term liabilities	816,809	1,136,583
Total operating lease liabilities	$1,452,456	$1,764,479

Lease Costs

For the three and six months ended June 30, 2020, we recorded approximately $150,000 and $300,000 of fixed cost operating lease expense.  For the three and six months ended June 30, 2019, we recorded approximately $150,000 and $300,000 of fixed cost operating lease expense, respectively.  Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the lease through August 2022.  This minimum annual incentive is $63,000, which will increase to $93,600 for the annual incentive period starting September 2020 through the remainder of the lease term.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant.  The sublease agreement is accounted for as an operating lease and we recognize sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022.  Sublease income, net of amortized leasing costs, for the six months ended June 30, 2020 was approximately $23,000.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the six months ended June 30, 2020.  We did not obtain any new operating lease right-of-use assets in the six months ended June 30, 2020.

Other Information

Our office lease had a remaining term of 2.3 years as of June 30, 2020, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.

The future minimum lease payments required under our office lease as of June 30, 2020 were as follows:

Amount
2020	$332,100
2021	664,200
2022	498,150
Total lease payments	1,494,450
Less: Interest	41,994
Present value of lease liabilities	$1,452,456

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Three customers accounted for 52.3% of revenue for the three months ended June 30, 2020, and three customers accounted for 54.1% of revenue for the three months ended June 30, 2019.  Three customers accounted for 53.2% of revenue for the six months ended June 30, 2020, and three customers accounted for 57.0% of revenue for the six months ended June 30, 2019. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue Type:
Services	$20,229,773	$22,767,059	$42,985,224	$46,821,578
Product sales and other	1,739,468	2,678,314	4,315,831	5,272,836
Total revenue	$21,969,241	$25,445,373	$47,301,055	$52,094,414

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

As of June 30, 2020 and December 31, 2019, we had $105,000 and $113,750, respectively, of deferred contract costs.  During the three and six months ended June 30, 2020, we amortized $52,500 and $108,750 of deferred contract costs to selling, general, and administrative expense, respectively.  During the three and six months ended June 30, 2019, we amortized $53,750 and $107,500 of deferred contract costs to selling, general, and administrative expense, respectively.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer.  As of June 30, 2020 and December 31, 2019, we had $16,834 and $19,644, respectively, of deferred revenue, the majority of which was classified in “Deferred revenue and other current liabilities.”

9. Income Taxes

Our statutory income tax rate is anticipated to be 27%.  We had an income tax benefit of $28,246 for the six months ended June 30, 2020 based on current estimated state tax apportionments, and income tax expense of $109,540 for the six months ended June 30, 2019, which was attributable to state tax obligations for states with no net operating loss carryforwards, and the reserve against the benefit of the net operating losses at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2020 and December 31, 2019, and we had recorded a valuation allowance of $12,198,000 and $12,452,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2020 and December 31, 2019, we had federal income tax net operating loss carryforwards of approximately $15,100,000 and $17,200,000, respectively, which expire at various dates ranging from 2031-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 15,403,111 and 15,372,905 shares were issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  On May 14, 2020, we issued 30,206 shares to employees for $30,040 under our ESPP for options that vested and were exercised.  We recorded expense of $20,867 and $13,827 related to the ESPP for the six months ended June 30, 2020 and 2019, respectively.

Warrants – At June 30, 2020, we had outstanding exercisable warrants to purchase 521,060 shares of common stock.

The following table summarizes the warrants issued and outstanding as of June 30, 2020:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable Warrants	3/30/2016	03/30/2021	$3.88	521,060
Total warrants issued and outstanding				521,060

See Note 14. Subsequent Events for further information regarding certain exercisable warrants.

Stock Options – We recorded stock option expense of $621,032 and $459,405 for the six months ended June 30, 2020 and 2019, respectively.  The following table summarizes the stock option activity for the six months ended June 30, 2020:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2019	2,445,453	$1.17 — $23.20	$3.37
Granted	918,052	$1.35 — $2.32	$1.53
Canceled/Forfeited	(17,458)	$1.51 — $16.40	$3.18
Outstanding at June 30, 2020	3,346,047	$1.17 — $23.20	$2.86

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”).   The DSUs are recognized at their fair value on the date of grant.  Each DSU represents the right to receive one share of our common stock following the completion of a director’s service.  During the six months ended June 30, 2020, we granted 35,166 DSUs and recorded director compensation expense of $51,974 related to the grants.  In addition, during the six months ended June 30, 2020 we granted 39,684 DSUs to executive employees and recorded compensation expense of $83,805, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees.

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

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss) applicable to common stockholders	$1,209,003	$27,102	$977,336	$(136,650)
Denominator:
Weighted average common shares outstanding, basic	15,464,604	15,339,743	15,430,653	15,334,397
Effect of dilutive common shares	3,214	22,663	10,250	—
Weighted average common shares outstanding, diluted	15,467,818	15,362,406	15,440,903	15,334,397
Net income (loss) per share:
Basic	$0.08	$0.00	$0.06	$(0.01)
Diluted	$0.08	$0.00	$0.06	$(0.01)
Anti-dilutive securities excluded from diluted net income (loss) per share:
Stock options	3,342,833	2,690,293	3,346,047	2,712,956
Warrants	521,060	1,733,565	521,060	1,733,565
Total anti-dilutive securities excluded from net income (loss) per share	3,863,893	4,423,858	3,867,107	4,446,521

13.  Related Party Transactions

During the year ended December 31, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000, and was included in selling, general, and administrative expense for the six months ended June 30, 2019.

See Note 14. Subsequent Events for further information regarding related party transactions.

14.  Subsequent Events

BBVA Loan Agreement - On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into the BBVA Loan Agreement with BBVA USA, as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for the following:

•

An asset-based revolving credit facility in the maximum principal amount of $15.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. Each loan under the revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus the Applicable Margin, or the LIBOR Lending Rate for the Interest Period in effect, plus the Applicable Margin, in each case as defined in the BBVA Loan Agreement. The maturity date of the revolving credit facility is August 5, 2025. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.

•

An equipment loan facility in the maximum principal amount of $2.0 million. Loans under the equipment loan facility may be requested at any time until August 5, 2023. Each loan under the equipment loan facility bears interest, at the borrowers’ option, at either the Base Rate, plus 1.75%, or the LIBOR Lending Rate for the Interest Period in effect, plus the 2.75%. The maturity date of the equipment loan facility is August 5, 2025.

Certain of QRHC’s domestic subsidiaries are the borrowers under the BBVA Loan Agreement. QRHC and one of its domestic subsidiaries are guarantors under the BBVA Loan Agreement. As security for the obligations of the borrowers under the BBVA Loan Agreement, (i) the borrowers under the BBVA Loan Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect subsidiaries, and (ii) the guarantors under the BBVA Loan Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect domestic subsidiaries.

The BBVA Loan Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio. In addition, the BBVA Loan Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matter customarily restricted in such agreements. The BBVA Loan Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, change of control, and failure of any guaranty or security document supporting the BBVA Loan Agreement to be in full force and effect. Upon the occurrence of an event of default, the outstanding obligations under the BBVA Loan Agreement may be accelerated and become immediately due and payable.

Equity Offering - On August 5, 2020, QRHC sold 2,950,000 shares of common stock, par value $0.001 per share, at a price of $1.15 per share, pursuant to a registered direct offering (the “Offering”). The gross proceeds of the Offering were $3,392,500, before deducting fees and other estimated offering expenses, and closed on August 7, 2020.  The use of the net proceeds from this Offering is intended to finance potential future acquisitions and for general corporate purposes.   Certain warrants previously issued on March 30, 2016 to purchase 430,629 shares of our common stock at a price per warrant of $3.88 contain certain anti-dilution provisions set forth in the warrants, and therefore, upon the closing of the Offering, the warrant exercise price relating to such warrants was adjusted downward to equal the Offering price of $1.15.  QRHC’s largest stockholder, which is controlled by the Chairman of the Board, purchased 655,000 shares of our common stock in the Offering at a price of $1.15, subject to the same placement agent discounts and commissions with respect to such shares as purchased by other stockholders in the Offering. The shares of common stock purchased by our Chairman of the Board are subject to a 90-day post-closing lock-up agreement with the placement agent.  In addition, the other members of the Board of Directors and certain senior management are also subject to 90-day post-closing lock-up agreements with the placement agent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; the impact of the COVID-19 pandemic on our results of operations and any changes to the loan forgiveness provisions of the Paycheck Protection Program; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Quest Sustainability Services, Inc., or QSS (formerly known as Earth911, Inc.), held the remaining 50% of the membership interests of Quest for several years.  Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to QSS so that QSS now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, or QRHC.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and Quest (collectively, “we,” “us,” “our,” or “our company”).

Three and Six Months Ended June 30, 2020 and 2019 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue	$21,969,241	$25,445,373	$47,301,055	$52,094,414
Cost of revenue	17,594,606	20,695,798	38,383,422	42,801,994
Gross profit	4,374,635	4,749,575	8,917,633	9,292,420
Operating expenses:
Selling, general, and administrative	3,977,853	4,226,912	8,387,176	8,441,142
Depreciation and amortization	334,137	327,093	667,890	652,880
Total operating expenses	4,311,990	4,554,005	9,055,066	9,094,022
Operating income (loss)	62,645	195,570	(137,433)	198,398
Other income	1,258,068	—	1,258,068	—
Interest expense	(87,224)	(113,697)	(171,545)	(225,508)
Income (loss) before taxes	1,233,489	81,873	949,090	(27,110)
Income tax expense (benefit)	24,486	54,771	(28,246)	109,540
Net income (loss)	$1,209,003	$27,102	$977,336	$(136,650)

Three and Six Months Ended June 30, 2020 compared to Three and Six Months Ended June 30, 2019

Impact of the COVID-19 Pandemic

In response to the global COVID-19 pandemic crisis, we have prioritized the health and safety of our employees, customers and subcontractors and continue to work to support their needs.  While we continue to implement actions to mitigate the effects of this crisis on our business and operations, the uncertainty around the duration and economic impact of this crisis makes it difficult for management to predict the future impact on our business operations and financial performance.

To date, we have experienced some limitations in employee resources resulting from travel restrictions and “stay at home” orders.  Despite these restrictions, we continue to efficiently manage supply chain requirements of our customers and subcontractors.  The waste management and recycling services we provide are currently designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety, and national economic security.  While some of our customers shut down or scaled back their businesses in the short term, other customers operating in the restaurant, grocery, automotive and certain specialty retail industries, which may be considered as essential businesses in different jurisdictions or who are more capable of working remotely than other industries, have continued to operate.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the severity and duration of the crisis and the impact of actions taken and that will be taken to contain COVID-19 or treat its impact.  These future impacts are highly uncertain and cannot be predicted with confidence.  The economic impact from COVID-19 may adversely impact our results of operations in the future and may affect the credit condition of some of our customers, which could increase delays in customer payments and credit losses.

Revenue

For the quarter ended June 30, 2020, revenue was $22.0 million, a decrease of $3.5 million, or 13.7%, compared to $25.4 million for the quarter ended June 30, 2019.  For the six months ended June 30, 2020, revenue was $47.3 million, a decrease of 4.8 million, or 9.2%, compared to $52.1 million for the six months ended June 30, 2019.  The decrease was primarily due to lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers.  This impact was slightly offset by increased services from both our continuing and new customer base.

Cost of Revenue/Gross Profit

Cost of revenue decreased $3.1 million to $17.6 million for the quarter ended June 30, 2020 from $20.7 million for the quarter ended June 30, 2019.  Cost of revenue decreased $4.4 million to $38.4 million for the six months ended June 30, 2020 from $42.8 million for the six months ended June 30, 2019. The decrease was primarily due to lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers.

Gross profit for the quarter ended June 30, 2020 was $4.4 million and $4.7 million for the quarter ended June 30, 2019.  The gross profit margin rose to 19.9% for the second quarter of 2020 compared with 18.7% for the second quarter of 2019.  Gross profit for the six months ended June 30, 2020 was $8.9 million, a decrease of $375,000, or 4.0%, from $9.3 million for the six months ended June 30, 2019.  The gross profit margin rose to 18.9% for the six months ended June 30, 2020 compared to 17.8% for the six months ended June 30, 2019.  The change in gross profit and gross profit margin percentage for the three and six months ended June 30, 2020 were primarily due to the net effect of lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers and lower costs related to certain contracted services.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity index adjustments for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

Operating expenses were $4.3 million and $4.6 million for the quarter ended June 30, 2020 and 2019, respectively, a decrease of $242,000.  Operating expenses were $9.1 million for both the six months ended June 30, 2020 and 2019.

Selling, general, and administrative expenses were $4.0 million and $4.2 million for the quarters ended June 30, 2020 and 2019, respectively, a decrease of approximately $249,000.  The decrease primarily relates to decreases in labor related expenses of $425,000, professional fees of $142,000, travel expenses of $132,000, and tradeshow/advertising expenses of $41,000 partially offset by increases in stock related compensation of $131,000, severance and PPP labor related expenses of $146,000, and corporate development related expenses of $246,000 inclusive of professional fees of $182,000, and other administrative expenses of $32,000.

Selling, general, and administrative expenses were $8.4 million for both the six months ended June 30, 2020 and 2019, with a decrease of approximately $54,000 period over period. The decrease primarily relates to decreases in labor related expenses of $267,000, professional fees of $350,000, travel expenses of $137,000, tradeshow/advertising expenses of $36,000, and other administrative expenses of $32,000, partially offset by increases in stock related compensation of $304,000, severance and PPP labor related expenses of $156,000, and corporate development related expenses of $401,000 inclusive of professional fees of $182,000.

During the year ended December 31, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000.  Of the $248,000, approximately $230,000 and $248,000 was included in selling, general, and administrative expense for the three and six months ended June 30, 2019, respectively.

Operating expenses for the quarters ended June 30, 2020 and 2019 included depreciation and amortization of approximately $334,000 and $327,000, respectively, an increase of approximately $7,000. Operating expenses for the six months ended June 30, 2020 and 2019 included depreciation and amortization of approximately $668,000 and $653,000, respectively, an increase of approximately $15,000.

Other Income

Other income was $1.3 million for the three and six months ended June 30, 2020 and represented the use of proceeds received under the Paycheck Protection Program (“PPP”) under a promissory note from BMO Harris Bank National Association (the “PPP Loan”) to fund eligible payroll, rent and utility expenses.  See Note 6 to our condensed consolidated financial statements for a discussion of the PPP Loan.

Interest Expense

Interest expense was $87,000 and $114,000 for the three months ended June 30, 2020 and 2019, respectively, a decrease of approximately $27,000.  Interest expense was $172,000 and $226,000 for the six months ended June 30, 2020 and 2019, respectively, a decrease of approximately $54,000.  The decrease is primarily due to overall lower average borrowings under our asset-based revolving credit facility (the “ABL Facility”) of up to $20 million pursuant to that certain Loan, Security and Guaranty Agreement, dated as of February 24, 2017, with Citizens Bank, National Association.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility.

Income Taxes

We recorded a provision for income tax of $24,000 and $55,000 for the three months ended June 30, 2020 and 2019, respectively.  We recorded an income tax benefit of $(28,000) for the six months ended June 30, 2020 compared with a provision for income taxes of $110,000 for the six months ended June 30, 2019, primarily related to changes in state apportionments in the six months ended June 30, 2020 compared to June 30, 2019.

Net Income (Loss)

Net income for the quarter ended June 30, 2020 was $1,209,000 compared to net income of $27,000 for the quarter ended June 30, 2019.  Net income for the six months ended June 30, 2020 was $977,000 compared to a net loss of $(137,000) for the six months ended June 30, 2019.  The explanations above detail the majority of the changes related to net income (loss).

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volume and mix of services provided, as well as customer mix during the reporting period.

Income (Loss) per Share

Net income per basic and diluted share was $0.08 for the quarter ended June 30, 2020 compared with net income per basic and diluted share of $0.00 for the quarter ended June 30, 2019. Net income per basic and diluted share was $0.06 for the six months ended June 30, 2020 compared with a net loss per basic and diluted share of $(0.01) for the six months ended June 30, 2019.  The basic and diluted weighted average number of shares of common stock outstanding were approximately 15.5 million and 15.4 million for the three and six months ended June 30, 2020, respectively.  The basic and diluted weighted average number of shares of common stock outstanding were approximately 15.3 million for both the three and six months ended June 30, 2019.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” as another metric to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three months ended June 30, 2020, other adjustments of $(929,000) included $(1,258,000) use of PPP Loan proceeds, partially offset by certain corporate development costs of $182,000 and certain severance and COVID-recall labor costs of $147,000.  For the six months ended June 30, 2020, other adjustments of $(920,000) included $(1,258,000) use of PPP Loan proceeds, partially offset by certain corporate development costs of $182,000 and certain severance and

COVID-recall labor costs of $156,000.   For the three and six months ended June 30, 2019, other adjustments of $17,000 and $248,000 included costs related to the Transactions as further discussed above.

The following table reflects Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income (loss)	$1,209,003	$27,102	$977,336	$(136,650)
Depreciation and amortization	348,592	342,604	696,163	701,889
Interest expense	87,224	113,697	171,545	225,508
Stock-based compensation expense	400,361	269,201	777,678	473,232
Other adjustments	(929,446)	17,378	(920,056)	247,589
Income tax expense (benefit)	24,486	54,771	(28,246)	109,540
Adjusted EBITDA	$1,140,220	$824,753	$1,674,420	$1,621,108

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, we had $4.0 million and $3.4 million in cash and cash equivalents, respectively. Working capital was $6.5 million and $5.1 million as of June 30, 2020 and December 31, 2019, respectively.

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

We believe our existing cash and cash equivalents of $4.0 million, our borrowing availability under our $20.0 million ABL Facility (which such capacity was $9.5 million as of June 30, 2020), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  As discussed in Note 6 to our condensed consolidated financial statements, as a result of the uncertainty surrounding the COVID-19 pandemic and its impact on our operating results, in May 2020 we received loan proceeds of $1.4 million under the PPP.  As discussed in Note 14 to our condensed consolidated financial statements, in August 2020 we entered into a new loan agreement with BBVA USA which provides for an asset-based revolving credit facility of up to $15.0 million and an equipment loan facility in the maximum principal amount of $2.0 million, and we closed on a registered direct offering of our common stock, which provided gross proceeds to us of approximately $3.4 million.  The loan agreement with BBVA replaced our ABL Facility, which was paid off and terminated effective August 5, 2020.  We have no other agreements, commitments or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2020 and 2019.

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.5 million for the six months ended June 30, 2020 compared with net cash provided by operating activities of $454,000 for the six months ended June 30, 2019.

Net cash provided by operating activities for the six months ended June 30, 2020 related primarily to the net effect of the following:

•	net income of $977,000, which includes other income of $1,258,000 for the use of PPP Loan proceeds as discussed further above;
•	offset by non-cash items of $1,582,000, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $1,026,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the six months ended June 30, 2019 related primarily to the net effect of the following:

•	net loss of $137,000;

•	offset by non-cash items of $1,267,000, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $677,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 and 2019 was $222,000 and $136,000, respectively, primarily from costs related to software development and purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 and 2019 was $759,000 and $352,000, respectively, primarily from net repayments on the ABL Facility.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility.

Inflation

We do not believe that inflation had a material impact on us during the six months ended June 30, 2020 and 2019.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

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

Item 1A. Risk Factors

The following risk factor supplements the risk factors described in Item 1A of our 2019 Annual Report and should be read in conjunction with the risk factors described in our 2019 Annual Report:

The novel coronavirus (COVID-19) global pandemic could adversely impact our business

The emergence of COVID-19 around the world presents significant risks to our company, not all of which we are able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect our company’s financial results and business operations in the six months ended June 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the second quarter. In the short-term, some of our customers have shut down their businesses, while other customers operating in the restaurant, grocery, automotive and certain specialty retail industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1	Note, dated April 30, 2020, issued by Quest Resource Management Group LLC to BMO Harris Bank National Association (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 13, 2020	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: August 13, 2020	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer