Form 10-Q
period 2020-09-30
Quest Resource Holding Corp
filed 2020-11-16
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were outstanding 18,381,227 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,427,020	$3,411,108
Accounts receivable, less allowance for doubtful accounts of $872,860 and $767,464 as of September 30, 2020 and December 31, 2019, respectively	15,151,305	13,899,451
Prepaid expenses and other current assets	1,342,905	1,110,266
Total current assets	22,921,230	18,420,825

Goodwill	58,208,490	58,208,490
Intangible assets, net	914,234	1,590,524
Property and equipment, net, and other assets	2,544,753	2,436,094
Total assets	$84,588,707	$80,655,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,010,919	$13,316,805
Deferred revenue and other current liabilities	21,721	19,644
Total current liabilities	13,032,640	13,336,449

Revolving credit facility, net	4,162,641	4,534,683
Other long-term liabilities	659,612	1,140,749
Total liabilities	17,854,893	19,011,881

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 18,381,227 and 15,372,905 shares issued and outstanding as of September 30, 2020 and December 31, 2019	18,381	15,373
Additional paid-in capital	165,239,093	160,858,072
Accumulated deficit	(98,523,660)	(99,229,393)
Total stockholders’ equity	66,733,814	61,644,052
Total liabilities and stockholders’ equity	$84,588,707	$80,655,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$23,701,226	$23,925,431	$71,002,281	$76,019,845
Cost of revenue	19,144,292	19,154,129	57,527,714	61,956,123
Gross profit	4,556,934	4,771,302	13,474,567	14,063,722
Operating expenses:
Selling, general, and administrative	4,290,697	4,221,339	12,677,873	12,662,481
Depreciation and amortization	150,170	329,541	818,060	982,421
Total operating expenses	4,440,867	4,550,880	13,495,933	13,644,902
Operating income (loss)	116,067	220,422	(21,366)	418,820
Other income	149,932	—	1,408,000	—
Interest expense	(72,578)	(118,652)	(244,123)	(344,160)
Loss on extinguishment of debt	(167,964)	—	(167,964)	—
Income before taxes	25,457	101,770	974,547	74,660
Income tax expense	92,046	54,771	63,800	164,311
Net income (loss)	$(66,589)	$46,999	$910,747	$(89,651)

Deemed dividend for warrant down round feature	(205,014)	—	(205,014)	—
Net income (loss) applicable to common stockholders	$(271,603)	$46,999	$705,733	$(89,651)
Net income (loss) per share applicable to common stockholders
Basic	$(0.02)	$0.00	$0.04	$(0.01)
Diluted	$(0.02)	$0.00	$0.04	$(0.01)
Weighted average number of common shares outstanding
Basic	17,290,447	15,350,153	16,055,110	15,339,706
Diluted	17,290,447	15,398,839	16,070,275	15,339,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2019	15,372,905	$15,373	$160,858,072	$(99,229,393)	$61,644,052
Stock-based compensation	—	—	377,317	—	377,317
Net loss	—	—	—	(231,667)	(231,667)
Balance, March 31, 2020	15,372,905	15,373	161,235,389	(99,461,060)	61,789,702
Stock-based compensation	—	—	400,361	—	400,361
Shares issued for Employee Stock Purchase Plan options	30,206	30	30,010	—	30,040
Net income	—	—	—	1,209,003	1,209,003
Balance, June 30, 2020	15,403,111	15,403	161,665,760	(98,252,057)	63,429,106
Stock-based compensation	—	—	323,750	—	323,750
Release of deferred stock units	28,116	28	(28)	—	—
Sale of common stock, net of issuance costs	2,950,000	2,950	3,044,597	—	3,047,547
Deemed dividend	—	—	205,014	(205,014)	—
Net loss	—	—	—	(66,589)	(66,589)
Balance, September 30, 2020	18,381,227	$18,381	$165,239,093	$(98,523,660)	$66,733,814

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2018	15,328,870	$15,329	$159,701,542	$(99,174,153)	$60,542,718
Stock-based compensation	—	—	204,031	—	204,031
Net loss	—	—	—	(163,752)	(163,752)
Balance, March 31, 2019	15,328,870	15,329	159,905,573	(99,337,905)	60,582,997
Stock-based compensation	—	—	269,201	—	269,201
Shares issued for Employee Stock Purchase Plan options	21,283	21	29,648	—	29,669
Net income	—	—	—	27,102	27,102
Balance, June 30, 2019	15,350,153	15,350	160,204,422	(99,310,803)	60,908,969
Stock-based compensation	—	—	285,476	—	285,476
Net income	—	—	—	46,999	46,999
Balance, September 30, 2019	15,350,153	$15,350	$160,489,898	$(99,263,804)	$61,241,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$910,747	$(89,651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	164,156	175,562
Amortization of intangibles	707,775	880,564
Amortization of debt issuance costs	62,684	70,426
Provision for doubtful accounts	90,844	45,000
Stock-based compensation	1,101,428	758,708
Loss on extinguishment of debt	167,964	—
Changes in operating assets and liabilities:
Accounts receivable	(1,342,698)	2,429,495
Prepaid expenses and other current assets	(232,639)	(272,910)
Security deposits and other assets	(423,798)	(73,979)
Accounts payable and accrued liabilities	(363,758)	(2,702,982)
Deferred revenue and other liabilities	2,077	(53,957)
Net cash provided by operating activities	844,782	1,166,276
Cash flows from investing activities:
Purchase of property and equipment	(272,282)	(86,965)
Purchase of capitalized software development	(31,485)	(122,922)
Net cash used in investing activities	(303,767)	(209,887)
Cash flows from financing activities:
Proceeds from credit facilities	59,192,785	76,320,336
Repayments of credit facilities	(59,664,147)	(77,357,095)
Debt issuance costs	(131,328)	—
Proceeds from the sale of common stock, net of issuance costs	3,047,547	—
Proceeds from shares issued for Employee Stock Purchase Plan	30,040	29,669
Repayments of finance lease obligations	—	(2,597)
Net cash provided by (used in) financing activities	2,474,897	(1,009,687)
Net increase (decrease) in cash and cash equivalents	3,015,912	(53,298)
Cash and cash equivalents at beginning of period	3,411,108	2,122,297
Cash and cash equivalents at end of period	$6,427,020	$2,068,999

Supplemental cash flow information:
Cash paid for interest	$177,285	$282,716
Cash paid for income taxes	147,120	47,810

Supplemental non-cash investing and financing activities:
Repayment of Citizens ABL	$3,385,560	$—
Debt issuance costs	85,549	—
Deemed dividend for warrant down round feature	205,014	—

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

On October 19, 2020, Quest acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc., a leading provider of independent environmental services, particularly in multi-family housing, located in Elon, NC. See Note 14 for more information regarding the acquisition.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2020 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2019 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

Adopted

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11 Earnings per Share (Topic 260). The amendments in Part I of this ASU changed the classification analysis of certain equity-linked financial instruments with down round features.  When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.  The amendments also clarify existing disclosure requirements for equity-classified instruments.  As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.  For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered.  That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  A deemed dividend of $205,014 was recorded in the three months ended September 30, 2020 as a result of the down round provision in certain outstanding warrants.  See Notes 11 and 12.

On January 1, 2020, we adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised.  This guidance also requires entities to present the expense in the same line item in the statement of operations as the fees associated with the hosting arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The adoption of the standard did not have a material effect on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848):  Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides operational guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR).  The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.  The expedients and exceptions provided by the amendments generally do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  As further discussed in Note 6, our ABL facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.   As such, we do not expect the transition away from LIBOR to have a material impact on our financial statements.

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

3. Property and Equipment, net, and Other Assets

At September 30, 2020 and December 31, 2019, property and equipment, net, and other assets consisted of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,097,545 and $1,994,320 as of September 30, 2020 and December 31, 2019, respectively	$642,591	$534,465
Right-of-use operating lease asset	1,171,779	1,595,044
Security deposits and other assets	730,383	306,585
Property and equipment, net, and other assets	$2,544,753	$2,436,094

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended September 30, 2020 was $63,089, including $25,597 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts and was $164,156 for the nine months ended September 30, 2020, including $53,871 of depreciation expense reflected within “Cost of revenue.”  Depreciation expense for the three months ended September 30, 2019 was $58,933, including $24,695 of depreciation expense reflected within “Cost of revenue,” and was $175,562 for the nine months ended September 30, 2019, including $73,704 reflected within “Cost of revenue.”

We recorded a right-of-use operating lease asset related to our corporate office lease upon the adoption of Accounting Standards Codification (“ASC”) 842 effective January 1, 2019.  Refer to Note 7, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenue, and accounts receivable as of the Closing Date.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $235,164 related to the earn-out included in “Accounts receivable” as of September 30, 2020.

4. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

September 30, 2020 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,069	6,233,668	1,401
Patents	7 years	230,683	230,683	—
Software	7 years	2,122,119	1,209,286	912,833
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,615,024	$20,700,790	$914,234

December 31, 2019	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,069	5,751,037	484,032
Patents	7 years	230,683	230,683	—
Software	7 years	2,090,633	984,141	1,106,492
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,583,538	$19,993,014	$1,590,524

September 30, 2020 (Unaudited) and December 31, 2019	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$58,208,490

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $112,679 and $295,304 for the three months ended September 30, 2020 and 2019, respectively.  Amortization expense related to finite lived intangible assets was $707,775 and $880,564 for the nine months ended September 30, 2020 and 2019, respectively.

We have no indefinite-lived intangible assets other than goodwill. The goodwill is not deductible for tax purposes.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2020 with no impairment recorded.

5. Accounts Payable and Accrued Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Accounts payable	$10,604,499	$10,436,715
Accrued taxes	793,193	716,545
Employee compensation	773,854	1,384,360
Operating lease liability - current portion	639,559	627,896
Other	199,814	151,289
	$13,010,919	$13,316,805

Refer to Note 7, Leases for additional disclosure related to the operating lease liability recorded upon the adoption of ASC 842, Leases.

6. Notes Payable

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “BBVA Loan Agreement”) with BBVA USA, as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising the following:

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

•

An equipment loan facility in the maximum principal amount of $2.0 million. Loans under the equipment loan facility may be requested at any time until August 5, 2023. Each loan under the equipment loan facility bears interest, at the borrowers’ option, at either the Base Rate, plus 1.75%, or the LIBOR Lending Rate for the Interest Period in effect, plus 2.75%. The maturity date of the equipment loan facility is August 5, 2025.

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

The ABL Facility bears interest, at our option, at either the Base Rate, as defined in the BBVA Loan Agreement, plus a margin ranging from 0.75% to 1.25% (3.0% as of September 30, 2020), or the LIBOR Lending Rate for the interest period in effect, plus a margin ranging from 1.75% to 2.25% (no borrowings as of September 30, 2020).

In connection with the ABL Facility, we paid BBVA USA a fee of $50,000 and incurred other direct costs of approximately $166,877, which are being amortized over the life of the ABL Facility.

The BBVA Loan Agreement replaced our Loan, Security and Guaranty Agreement, dated as of February 24, 2017, with Citizens Bank, National Association (the “Citizens Bank Loan Agreement”), which was paid off and terminated effective August 5, 2020.  We recorded $167,964 in loss on extinguishment of debt in connection with this loan termination, including the write-off of the unamortized portion of debt issuance costs and fees directly associated with the loan payoff.

The amount of interest expense related to borrowings for the three months ended September 30, 2020 and 2019 was $56,845 and $86,765, respectively.  The amount of interest expense related to borrowings for the nine months ended September 30, 2020 and 2019 was $181,439 and $263,542, respectively.  Debt issuance cost of $216,877 is being amortized to interest expense over the term of the ABL Facility.  As of September 30, 2020, the unamortized portion of the debt issuance costs was $210,231.  The amount of interest expense related to the amortization of the discount on our ABL Facility and our prior credit facility under the Citizens Bank Loan Agreement for the nine months ended September 30, 2020 and 2019 was $62,684 and $70,426, respectively.  As of September 30, 2020, the ABL Facility borrowing base availability was $12,183,852, of which $4,372,872 principal was outstanding.  The outstanding liability as of September 30, 2020 was $4,162,641, net of unamortized debt issuance cost of $210,231.

LIBOR is expected to be discontinued after 2021.  The ABL Facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.  However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR.  We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and will work with BBVA USA to ensure any transition away from LIBOR will have minimal impact on our financial condition.  We however can provide no assurances regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.

PPP Loan

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

As of September 30, 2020, we have used the $1.4 million of loan proceeds to fund eligible payroll, rent and utility expenses under the terms of the PPP Loan.  As a result, we believe and expect that we will meet the PPP eligibility criteria for forgiveness and have concluded that the PPP Loan represents, in substance, funds provided under a government grant.  As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance,” we have recognized the use of $1.4 million of the loan proceeds as of September 30, 2020 as Other Income.

Term Loan

On October 19, 2020, we entered into a Credit Agreement, dated as of October 19, 2020, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto (the “Credit Agreement”).  The Credit Agreement provides for a term loan in the principal amount of $11.5 million drawn at closing as well as access to $52.5 million in additional term debt financing, subject to the terms and conditions of the Credit Agreement, through a combination of a delayed draw term loan and an accordion facility to support our growth plans.  See Note 14 for additional details.

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

We leased certain equipment to a customer under a lease arrangement that expired in August 2020.  The capital lease receivable amount was approximately $5,000 at December 31, 2019, which was included in Prepaid expenses and other current assets.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at September 30, 2020 are de minimis and mature in less than 12 months.

	September 30,	December 31,
	2020	2019
Operating Leases:	(Unaudited)
Right-of-use operating lease asset:
Property and equipment, net and other assets	$1,171,779	$1,595,044

Lease Liabilities:
Accounts payable and accrued liabilities	$639,559	$627,896
Other long-term liabilities	655,446	1,136,583
Total operating lease liabilities	$1,295,005	$1,764,479

Lease Costs

For the three and nine months ended September 30, 2020, we recorded approximately $150,000 and $450,000 of fixed cost operating lease expense.  For the three and nine months ended September 30, 2019, we recorded approximately $150,000 and $450,000 of fixed cost operating lease expense, respectively.  Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the lease through August 2022.  This minimum annual incentive is $63,000, which increased to $93,600 for the annual incentive period starting September 2020 through the remainder of the lease term.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant.  The sublease agreement is accounted for as an operating lease and we recognize sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022.  Sublease income, net of amortized leasing costs, for the nine months ended September 30, 2020 was approximately $36,000.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the nine months ended September 30, 2020.  We did not obtain any new operating lease right-of-use assets in the nine months ended September 30, 2020.

Other Information

Our office lease had a remaining term of 2.0 years as of September 30, 2020, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.

The future minimum lease payments required under our office lease as of September 30, 2020 were as follows:

Amount
2020	$166,050
2021	664,200
2022	498,150
Total lease payments	1,328,400
Less: Interest	(33,395)
Present value of lease liabilities	$1,295,005

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Three customers accounted for 49.4% of revenue for the three months ended September 30, 2020, and three customers accounted for 49.4% of revenue for the three months ended September 30, 2019.  Three customers accounted for 52.0% of revenue for the nine months ended September 30, 2020, and three customers accounted for 54.6% of revenue for the nine months ended September 30, 2019. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue Type:
Services	$21,554,215	$21,422,455	$64,539,439	$68,244,033
Product sales and other	2,147,011	2,502,976	6,462,842	7,775,812
Total revenue	$23,701,226	$23,925,431	$71,002,281	$76,019,845

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

As of September 30, 2020 and December 31, 2019, we had $52,500 and $113,750, respectively, of deferred contract costs.  During the three and nine months ended September 30, 2020, we amortized $52,500 and $161,250 of deferred contract costs to selling, general, and administrative expense, respectively.  During the three and nine months ended September 30, 2019, we amortized $53,750 and $161,250 of deferred contract costs to selling, general, and administrative expense, respectively.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer.  As of September 30, 2020 and December 31, 2019, we had $16,570 and $19,644, respectively, of deferred revenue which was classified in “Deferred revenue and other current liabilities.”

9. Income Taxes

Our statutory income tax rate is anticipated to be 27%.  We had income tax expense of $63,800 and $164,311 for the nine months ended September 30, 2020 and September 30, 2019, respectively, which was attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards, and the reserve against the benefit of the net operating losses at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of September 30, 2020 and December 31, 2019, and we had recorded a valuation allowance of $12,471,000 and $12,452,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2020 and December 31, 2019, we had federal income tax net operating loss carryforwards of approximately $14,800,000 and $17,200,000, respectively, which expire at various dates ranging from 2032-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 18,381,227 and 15,372,905 shares were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

•

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

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  On May 14, 2020, we issued 30,206 shares to employees for $30,040 under our ESPP for options that vested and were exercised.  We recorded expense of $25,280 and $20,617 related to the ESPP for the nine months ended September 30, 2020 and 2019, respectively.

Warrants – At September 30, 2020, we had outstanding exercisable warrants to purchase 521,060 shares of common stock.

The following table summarizes the warrants issued and outstanding as of September 30, 2020:

	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable Warrants	3/30/2016	03/30/2021	$3.88	90,431
Exercisable Warrants	3/30/2016	03/30/2021	$1.15	430,629
Total warrants issued and outstanding				521,060

Certain warrants previously issued on March 30, 2016 to purchase 430,629 shares of our common stock at a price per warrant of $3.88 contain certain anti-dilution provisions, including a down round provision, set forth in the warrants, and therefore, upon the closing of the Offering further described above, the warrant exercise price relating to such warrants was adjusted downward to equal the Offering price of $1.15.  The down round provision in these warrants created a deemed dividend to common stockholders of $205,014 for the change in the fair value of the warrants using the Black Scholes pricing model.

Stock Options – We recorded stock option expense of $878,405 and $729,431 for the nine months ended September 30, 2020 and 2019, respectively.  The following table summarizes the stock option activity for the nine months ended September 30, 2020:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2019	2,445,453	$1.17 — $23.20	$3.37
Granted	955,052	$1.35 — $2.32	$1.55
Canceled/Forfeited	(177,630)	$1.48 — $16.40	$2.02
Outstanding at September 30, 2020	3,222,875	$1.17 — $23.20	$2.90

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”).   The DSUs are recognized at their fair value on the date of grant.  Each DSU represents the right to receive one share of our common stock following the completion of a director’s service.  During the nine months ended September 30, 2020, we granted 41,719 DSUs and recorded director compensation expense of $63,234 related to the grants.  In addition, during the nine months ended September 30, 2020 we granted 39,684 DSUs to executive employees and recorded compensation expense of $134,509, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees.  During the nine months ended September 30, 2019 we granted 3,464 DSUs and recorded director compensation expense of $8,660.  During the quarter ended September 30, 2020, we issued 28,116 shares of our common stock to two directors upon their retirement from the Board of Directors.

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

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss)	$(66,589)	$46,999	$910,747	$(89,651)
Deemed dividend for warrant down round provision	(205,014)	—	(205,014)	—
Net income (loss) applicable to common stockholders	$(271,603)	$46,999	$705,733	$(89,651)
Denominator:
Weighted average common shares outstanding, basic	17,290,447	15,350,153	16,055,110	15,339,706
Effect of dilutive common shares	—	48,686	15,165	—
Weighted average common shares outstanding, diluted	17,290,447	15,398,839	16,070,275	15,339,706
Net income (loss) per share:
Basic	$(0.02)	$0.00	$0.04	$(0.01)
Diluted	$(0.02)	$0.00	$0.04	$(0.01)
Anti-dilutive securities excluded from diluted net income (loss) per share:
Stock options	3,222,875	2,595,428	3,207,710	2,644,114
Warrants	521,060	608,560	521,060	608,560
Total anti-dilutive securities excluded from net income (loss) per share	3,743,935	3,203,988	3,728,770	3,252,674

13.  Related Party Transactions

During the year ended December 31, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000, and was included in selling, general, and administrative expense for the nine months ended September 30, 2019.

See Note 11 for further information regarding additional purchases of QRHC’s common stock by our largest stockholder in the Offering that closed on August 5, 2020.

14.  Subsequent Events

Asset acquisition - On October 19, 2020, we entered into an asset purchase agreement (the “APA”) by and among QRHC, Quest Resource Management Group, LLC, a wholly-owned subsidiary of the Company (“Buyer”), Green Remedies Waste and Recycling, Inc. (“Seller”) and Alan Allred (the “Shareholder”) and completed the acquisition by Buyer of substantially all of the assets used in the business of the Seller and assumed certain liabilities of the Seller, as set forth in the APA (the “Acquisition”).  Seller is a leading provider of independent environmental services, particularly in multi-family housing, located in Elon, NC.

As consideration for the Acquisition, under the APA, the Seller received a purchase price of (i) $10,869,599 in cash subject to certain adjustments set forth in the APA at the closing of the Acquisition; (ii) a promissory note in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum; (iii) a payment of $2,684,250 in additional consideration pursuant to a Consideration Agreement to be paid in either cash or shares of our common stock, par value $0.001 per share, or any combination thereof, at our option, with the amount of such shares to be determined based on a per share price equal to the volume weighted average price of our common stock on the

Nasdaq Capital Market (or if the shares are not traded on the Nasdaq Capital Market, the OTC Bulletin Board or the principal trading market of the shares) during the thirty (30) consecutive trading days ending on the trading day prior to each payment date, rounded down to the nearest whole share, and to be paid or issued in two equal installments on each of the first and second anniversaries of the closing date; and (iv) earn-out payments in an aggregate amount not to exceed $2,250,000 over an earn-out period ending on the earlier of (x) December 31, 2022 and (y) the last day of the fiscal quarter during which the Shareholder is terminated by the Buyer upon Disability, Death or Without Cause or the Shareholder terminates his employment for Good Reason (each as defined in the Shareholder’s employment agreement with Buyer), upon the achievement of certain performance thresholds and subject to the satisfaction of certain conditions as further described in the APA.

Monroe Capital Credit Agreement - On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement, dated as of October 19, 2020, with Monroe Capital, as administrative agent for the lenders thereto.  Among other things, the Credit Agreement provides for the following:

•

A senior secured term loan facility in the principal amount of $11.5 million. The senior secured term loan at the LIBOR Rate for LIBOR Loans plus the Applicable Margin; provided, that if the provision of LIBOR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the revolving credit facility is October 19, 2025 (the "Maturity Date").  The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date.  Proceeds of the senior secured term loan were permitted to be used in connection with the Acquisition.

•

A delayed draw term loan facility in the maximum principal amount of $12.5 million. Loans under the delayed draw term loan facility may be requested at any time until October 19, 2021.  Pricing and maturity for the outstanding principal amount of the delayed draw term loan shall be the same as for the senior secured term loan.  Proceeds of the delayed draw term loan are to be used for Permitted Acquisitions (as defined in the Credit Agreement).

•

An accordion term loan facility in the maximum principal amount of $40.0 million.  Loans under the accordion loan facility may be requested at any time until the Maturity Date. Each accordion term loan shall be on the same terms as those applicable to the senior secured term loan.  Proceeds of accordion term loans are permitted to be used for Permitted Acquisitions.

Certain of QRHC’s domestic subsidiaries are the borrowers under the Credit Agreement.  QRHC is the guarantor under the Credit Agreement.  As security for the obligations of the borrowers under the Credit Agreement, (i) the borrowers under the Credit Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect subsidiaries, and (ii) the guarantors under the Credit Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of QRHC’s direct and indirect domestic subsidiaries.

The Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio.  In addition, the Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matter customarily restricted in such agreements.  The Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, change of control, and failure of any guaranty or security document supporting the Credit Agreement to be in full force and effect. Upon the occurrence of an event of default, the outstanding obligations under the Credit Agreement may be accelerated and become immediately due and payable.

In connection with the Credit Agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately and will issue a warrant to purchase 350,000 shares at the earlier of October 19, 2021 or certain other events.  Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028. We estimated the value of the 500,000 share warrant issued using the Black Scholes option pricing model and recorded a debt discount of approximately $765,000 which will be amortized over the term of the Credit Agreement.  The warrants are redeemable by us under certain conditions. In connection with the warrants, we also executed a side letter which provides that the warrant holder will receive minimum net proceeds if the sale of all the warrant shares occurs at the later of two years from the issuance date of the warrants or the exercise date of the warrants.

In addition, on October 19, 2020 we entered into a joinder and first amendment (the “Amendment”) to the BBVA Loan Agreement to, among other things, make certain corresponding changes consistent with the Credit Agreement, add certain of our subsidiaries as additional guarantors, and adjust the maturity date under the Loan Agreement to April 19, 2025.

In connection with the Loan Agreement and the Credit Agreement, BBVA USA and Monroe Capital Management Advisors, LLC entered into an Intercreditor Agreement setting forth their relative rights with respect to their interests in the collateral under their respective agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; the impact of the COVID-19 pandemic on our results of operations and any changes to the loan forgiveness provisions of the Paycheck Protection Program; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors, including the impact of our acquisition of Green Remedies Waste and Recycling, Inc. (“Green Remedies”) on future results, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Quest Sustainability Services, Inc., or QSS (formerly known as Earth911, Inc.), held the remaining 50% of the membership interests of Quest for several years.  Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to QSS so that QSS now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, or QRHC.  On October 19, 2020, Quest acquired substantially all of the assets used in the business of Green Remedies, a leading provider of independent environmental services, particularly in multi-family housing, located in Elon, NC. As the acquisition closed during the fourth quarter of 2020, the results of operations of Green Remedies are not reflected in this Form 10-Q. See Note 14 to our condensed consolidated financial statements for more information regarding the Green Remedies acquisition.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and Quest (collectively, “we,” “us,” “our,” or “our company”).

Three and Nine Months Ended September 30, 2020 and 2019 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue	$23,701,226	$23,925,431	$71,002,281	$76,019,845
Cost of revenue	19,144,292	19,154,129	57,527,714	61,956,123
Gross profit	4,556,934	4,771,302	13,474,567	14,063,722
Operating expenses:
Selling, general, and administrative	4,290,697	4,221,339	12,677,873	12,662,481
Depreciation and amortization	150,170	329,541	818,060	982,421
Total operating expenses	4,440,867	4,550,880	13,495,933	13,644,902
Operating income (loss)	116,067	220,422	(21,366)	418,820
Other income	149,932	—	1,408,000	—
Interest expense	(72,578)	(118,652)	(244,123)	(344,160)
Loss on extinguishment of debt	(167,964)	—	(167,964)	—
Income before taxes	25,457	101,770	974,547	74,660
Income tax expense	92,046	54,771	63,800	164,311
Net income (loss)	$(66,589)	$46,999	$910,747	$(89,651)

Three and Nine Months Ended September 30, 2020 compared to Three and Nine Months Ended September 30, 2019

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

Revenue

For the quarter ended September 30, 2020, revenue was $23.7 million, a decrease of $224,000, or 0.9%, compared to $23.9 million for the quarter ended September 30, 2019.  For the nine months ended September 30, 2020, revenue was $71.0 million, a decrease of $5.0 million, or 6.6%, compared to $76.0 million for the nine months ended September 30, 2019.  The decrease was primarily due to lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers.  This impact was slightly offset by increased services from both our continuing and new customer base.

Cost of Revenue/Gross Profit

Cost of revenue decreased $10,000 to $19.1 million for the quarter ended September 30, 2020 from $19.2 million for the quarter ended September 30, 2019.  Cost of revenue decreased $4.4 million to $57.5 million for the nine months ended September 30, 2020 from $61.9 million for the nine months ended September 30, 2019. The decrease was primarily due to lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers.

Gross profit for the quarter ended September 30, 2020 was $4.6 million and $4.8 million for the quarter ended September 30, 2019.  The gross profit margin was 19.2% for the third quarter of 2020 compared with 19.9% for the third quarter of 2019.  Gross profit for the nine months ended September 30, 2020 was $13.5 million, a decrease of $589,000, or 4.2%, from $14.1 million for the nine months ended September 30, 2019.  The gross profit margin rose to 19.0% for the nine months ended September 30, 2020 compared to 18.5% for the nine months ended September 30, 2019.  The change in gross profit and gross profit margin percentage for the three and nine months ended September 30, 2020 were primarily due to the net effect of lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers and lower costs related to certain contracted services.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity index adjustments for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

Operating expenses were $4.4 million and $4.6 million for the quarter ended September 30, 2020 and 2019, respectively, a decrease of $110,000.  Operating expenses were $13.5 million and $13.6 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $149,000.

Selling, general, and administrative expenses were $4.3 million and $4.2 million for the quarters ended September 30, 2020 and 2019, respectively, an increase of approximately $69,000.  The increase primarily relates to increases in stock related compensation of $38,000, professional fees of $17,000, severance expenses of $19,000, and corporate development related expenses of $427,000 inclusive of professional fees of $355,000, partially offset by decreases in labor related expenses of $277,000,  travel expenses of $114,000, tradeshow/advertising expenses of $30,000, and other administrative expenses of $11,000.

Selling, general, and administrative expenses were $12.7 million for both the nine months ended September 30, 2020 and 2019, with an increase of approximately $15,000 period over period. The increase primarily relates to increases in stock related compensation of $343,000, severance and PPP labor related expenses of $175,000, and corporate development related expenses of $827,000 inclusive of professional fees of $573,000, partially offset by decreases in labor related expenses of $636,000, professional fees of $332,000, travel expenses of $252,000, tradeshow/advertising expenses of $67,000, and other administrative expenses of $43,000.

During the year ended December 31, 2019, three stockholders sold approximately 4.3 million shares of our common stock in a registered public offering.  In a separate private transaction, a certain selling stockholder sold 1,750,000 shares of our common stock.  The offering and private transaction, together the “Transactions”, closed on April 11, 2019.  We did not receive any proceeds from sales by the selling stockholders in the Transactions.  We incurred costs and expenses in connection with the Transactions, consisting of various registration, due diligence, printing, and professional service fees and expenses, and such costs, less amounts reimbursed by the selling stockholders at the closing of the Transactions, were approximately $248,000 in the nine months ended September 30, 2019.

Operating expenses for the quarters ended September 30, 2020 and 2019 included depreciation and amortization of approximately $150,000 and $330,000, respectively, a decrease of approximately $180,000. Operating expenses for the nine months ended September 30, 2020 and 2019 included depreciation and amortization of approximately $818,000 and $982,000, respectively, a decrease of approximately $164,000.

Other Income

Other income was $150,000 and $1.4 million for the three and nine months ended September 30, 2020, respectively, and represented the use of proceeds received under the Paycheck Protection Program (“PPP”) under a promissory note from BMO Harris Bank National Association (the “PPP Loan”) to fund eligible payroll, rent and utility expenses.  See Note 6 to our condensed consolidated financial statements for a discussion of the PPP Loan.

Interest Expense

Interest expense was $73,000 and $119,000 for the three months ended September 30, 2020 and 2019, respectively, a decrease of approximately $46,000.  Interest expense was $244,000 and $344,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of approximately $100,000.  The decrease is primarily due to overall lower average borrowings under our asset-based revolving credit facility (the “ABL Facility”) of up to $15.0 million with BBVA USA.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility.

The BBVA Loan Agreement replaced our Citizens Bank Loan Agreement (each as defined in Note 6), which was paid off and terminated effective August 5, 2020.  We recorded $168,000 in loss on extinguishment of debt in connection with this loan termination, including the write-off of the unamortized portion of debt issuance costs and fees directly associated with the loan payoff.

Income Taxes

We recorded a provision for income tax of $92,000 and $55,000 for the three months ended September 30, 2020 and 2019, respectively.  We recorded a provision for income tax of $64,000 and $164,000 for the nine months ended September 30, 2020 and 2019, respectively, primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

Net Income (Loss)

Net loss for the quarter ended September 30, 2020 was $(67,000) compared to net income of $47,000 for the quarter ended September 30, 2019.  Net income for the nine months ended September 30, 2020 was $911,000 compared to a net loss of $(90,000) for the nine months ended September 30, 2019.  The explanations above detail the majority of the changes related to net income (loss).

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volume and mix of services provided, as well as customer mix during the reporting period and the level of corporate development activities.

Income (Loss) per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.02) for the quarter ended September 30, 2020 compared with net income per basic and diluted share of $0.00 for the quarter ended September 30, 2019. Net income per basic and diluted share was $0.04 for the nine months ended September 30, 2020 compared with a net loss per basic and diluted share of $(0.01) for the nine months ended September 30, 2019.  Net income (loss) attributable to common stockholders in the three and nine months ended September 30, 2020 includes a deemed dividend of $205,014 as a result of the triggering of a down round provision in certain outstanding warrants.  See Note 11 to our condensed consolidated financial statements for a discussion of the down round provision.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 17.3 million and 16.1 million for the three and nine months ended September 30, 2020, respectively.  The basic and diluted weighted average number of shares of common stock outstanding were approximately 15.4 million and 15.3 million for the three and nine months ended September 30, 2019, respectively.  The increase in the weighted average number of shares outstanding in 2020 is primarily due to the registered direct offering of 2,950,000 shares of common stock that closed on August 7, 2020.  See Note 11 to our condensed consolidated financial statements for a discussion of the offering.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” as another metric to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that we believe can be helpful in assessing our overall performance as an indicator of operating and earnings quality. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three months ended September 30, 2020, other adjustments of $392,000 included certain corporate development costs of $355,000 and loss on extinguishment of debt of $168,000, partially offset by $(150,000) use of PPP Loan proceeds.  For the nine months ended September 30, 2020, other adjustments of $(528,000) included $(1,408,000) use of PPP Loan proceeds, partially offset by certain corporate development costs of $537,000, certain severance and COVID-recall labor costs of $175,000, and loss on extinguishment of debt of $168,000.   For the nine months ended September 30, 2019, other adjustments of $248,000 included costs related to the Transactions as further discussed above.

The following table reflects Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income (loss)	$(66,589)	$46,999	$910,747	$(89,651)
Depreciation and amortization	175,768	354,237	871,931	1,056,126
Interest expense	72,578	118,652	244,123	344,160
Stock-based compensation expense	323,750	285,476	1,101,428	758,708
Other adjustments	391,792	—	(528,264)	247,589
Income tax expense	92,046	54,771	63,800	164,311
Adjusted EBITDA	$989,345	$860,135	$2,663,765	$2,481,243

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, we had $6.4 million and $3.4 million in cash and cash equivalents, respectively. Working capital was $9.9 million and $5.1 million as of September 30, 2020 and December 31, 2019, respectively.

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

We believe our existing cash and cash equivalents of $6.4 million, our borrowing availability under our $15.0 million ABL Facility (which such capacity was $12.2 million as of September 30, 2020), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  As discussed in Note 6 to our condensed consolidated financial statements, as a result of the uncertainty surrounding the COVID-19 pandemic and its impact on our operating results, in May 2020 we received loan proceeds of $1.4 million under the PPP.  As discussed in Notes 6 and 11 to our condensed consolidated financial statements, in August 2020 we entered into a new loan agreement with BBVA USA which provides for an asset-based revolving credit facility of up to $15.0 million and an equipment loan facility in the maximum principal amount of $2.0 million, and we closed on a registered direct offering of our common stock, which provided gross proceeds to us of approximately $3.4 million.  The BBVA Loan Agreement replaced our prior credit facility under the Citizens Bank Loan Agreement, which was paid off and terminated effective August 5, 2020.  Except as discussed in Note 14. Subsequent Events, related to the October 19, 2020 Acquisition and the Credit Agreement with Monroe Capital, we have no other agreements, commitments or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the nine months ended September 30, 2020 and 2019.

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.8 million for the nine months ended September 30, 2020 compared with net cash provided by operating activities of $1.2 million for the nine months ended September 30, 2019.

Net cash provided by operating activities for the nine months ended September 30, 2020 related primarily to the net effect of the following:

•	net income of $911,000, which includes other income of $1,408,000 for the use of PPP Loan proceeds as discussed further above;
•

non-cash items of $2,295,000, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, loss on extinguishment of debt, and stock-based compensation; and

•	net cash used in the net change in operating assets and liabilities of $2,361,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2019 related primarily to the net effect of the following:

•	net loss of $90,000;
•	offset by non-cash items of $1,930,000, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $674,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $304,000 and $210,000, respectively, primarily from costs related to software development and purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $2,475,000 primarily from net proceeds from the sale of common stock in a registered direct offering that closed on August 7, 2020.  See Note 11 to our condensed consolidated financial statements for further discussion.  Net cash used in financing activities for the nine months ended September 2019 was $1,010,000 primarily from net repayments on our prior ABL facility under the Citizens Bank Loan Agreement.  See Note 6 to our condensed consolidated financial statements for a discussion of the ABL Facility and the repayment of the Citizens Bank Loan Agreement.

Inflation

We do not believe that inflation had a material impact on us during the nine months ended September 30, 2020 and 2019.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.  There have been no changes in our critical accounting policies during the first nine months of 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

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

Item 1A. Risk Factors

The following risk factor supplements the risk factors described in Item 1A of our 2019 Annual Report and should be read in conjunction with the risk factors described in our 2019 Annual Report:

The novel coronavirus (COVID-19) global pandemic could adversely impact our business

The emergence of COVID-19 around the world presents significant risks to our company, not all of which we are able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect our company’s financial results and business operations in the nine months ended September 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the second quarter. In the short-term, some of our customers have shut down their businesses, while other customers operating in the restaurant, grocery, automotive and certain specialty retail industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate.

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

Our current indebtedness requires us to comply with certain restrictive loan covenants which may limit our ability to operate our business.

Under the terms of our BBVA Loan Agreement and our Credit Agreement, we are subject to certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio. In addition, the BBVA Loan Agreement and the Credit Agreement each contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matter customarily restricted in such agreements. The BBVA Loan Agreement and the Credit Agreement each also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, change of control, and failure of any guaranty or security document supporting the BBVA Loan Agreement or the Credit Agreement, as applicable, to be in full force and effect. Upon the occurrence of an event of default, the outstanding obligations under the BBVA Loan Agreement and/or the Credit Agreement, as applicable, may be accelerated and become immediately due and payable. We can provide no assurance that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our BBVA Loan Agreement and/or our Credit Agreement to prevent a default.

A breach of any of these covenants or requirements could result in a default under our BBVA Loan Agreement and/or our Credit Agreement. If we default under our BBVA Loan Agreement and/or our Credit Agreement and we are unable to cure the default or obtain a waiver, we will not be able to access the credit available under our BBVA Loan Agreement and/or our Credit Agreement, as applicable, and there can be no assurance that we would be able to obtain alternative financing. In addition, our level of indebtedness may limit our financial flexibility and could affect our operations. Even if new financing is available, it may not be on terms that are acceptable to us. No assurance can be given that our future operating results will be sufficient to achieve compliance with the covenants and requirements of our BBVA Loan Agreement and our Credit Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1	Form of Securities Purchase Agreement (1)
10.2	Placement Agency Agreement, dated August 5, 2020, between the Company and Roth Capital Partners, LLC (2)
10.3

Loan, Security and Guaranty Agreement, dated August 5, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation and Quest Sustainability Services, Inc. (3)

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

(1) Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.(2) Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.(3) Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 16, 2020	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: November 16, 2020	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer