Form 10-K
period 2020-12-31
Quest Resource Holding Corp
filed 2021-03-11
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of such shares as quoted on the NASDAQ Stock Market on June 30, 2020 was $13,132,156. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2021, was 18,413,419.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Specific forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that our recycling services are comprehensive, innovative, and cost effective; our belief that a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth; our belief that we are not exposed to significant interest, currency, or credit risks arising from our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, revolving credit facility, and capital lease obligations; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business; our plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider industry-leading collection, processing, and data reporting; our plan to expand the types of waste streams and recyclables covered by our services; our plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry; our plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value; our intention to continue to enhance the comprehensive, one-stop recycling services that we provide for the waste streams and recyclables produced by our business customers; our intention to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals; our intention to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and a national footprint that we believe provides us with competitive advantages in expanding our customer base; our intention to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns; our expectation that the recycling industry will continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills; our expectation that the EPA and state and local governments will continue the present trend of restricting the amount of potentially recyclable material bound for landfills; our belief that governmental restrictions, along with the economic value of recyclables, may create additional opportunities as proper disposal of materials becomes more specialized; our goal to be a leading environmental services company; the key elements of our strategy to achieve our goal; our plans to continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers; our belief that there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information; our plan to increase our sales and marketing efforts; our strategic goal to continue to diversify our customer base; our intention to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations; our plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable  and waste materials for businesses; our belief that this strategy results in a scalable business model; our expectations regarding capital expenditures; our plan to increase our recycling and waste services business; our expectations regarding our capital requirements and the uses of such capital; our plan to continue to expand our work force to continue to enhance our business and operating results; our belief that there is significant competition for qualified personnel with the skills and knowledge that we require; our expectation that we will enter into strategic alliances; our plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities; our acquisition strategy; our intent to further acquire other businesses; our belief that we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects; our belief that we are regarded as an attractive acquirer; our intention to issue additional securities pursuant to our equity incentive plan and our employee stock purchase plan may issue equity or convertible securities in the future; our plan to retain any future earnings to finance our operations and growth plans; our belief that the mix of our largest customers will continue to change over time; and our belief that our existing cash and cash equivalents, available borrowing under our credit facility, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

PART I

ITEM 1.	BUSINESS

Overview

Quest Resource Holding Corporation (“the Company”, “our company,” “we,” “us” and “our”) is a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses.  We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables.  In addition, our programs and services enable our customers to address their environmental and sustainability goals and responsibilities.

We believe our services are comprehensive, innovative, and cost effective.  Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals while maximizing the efficiency of their assets.  Our services currently focus on the waste streams and recyclables from big box, grocers, and other specialty retailers; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; transportation, logistics, and internal fleet operators; manufacturing plants; multi-family and commercial properties; restaurant chains and food operations; and construction and demolition projects.  We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, cardboard, metal, glass, mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes.  In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

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

Industry Overview

The multi-billion-dollar solid waste collection and disposal business drives the overall waste industry.  The size of the recycling industry has increased in recent years and is expected to continue to increase as environmental concerns increase, landfill space decreases, businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills, and businesses are subject to increased expectations to exhibit and report on their environmental actions and impact.  Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase.  Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. There is recognition by U.S. public agencies, businesses, and consumers that many items deposited in landfills have commodity value or usability as material for new products.  Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling a cost-attractive alternative.

Regulatory measures and more stringent control of material bound for disposal make the management of solid waste a difficult problem. The Environmental Protection Agency, or “EPA”, and state and local governments are generally expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills.  Governmental authorities have passed, or are reported to be contemplating, measures that require industrial and commercial companies to recycle all or a portion of their disposable materials and restrict the percentage of recyclable materials in any commercial load of disposable material.  We believe that these measures, along with the economic value of recyclable materials, may create additional opportunities as proper disposal of materials becomes more specialized. Some large industrial and commercial companies have in-house personnel that handle their solid waste management and recycling responsibilities, but many have found that in-house handling of these responsibilities may not be an effective solution without adequate knowledge, experience, resources, and staff support.  We offer these companies and other establishments a solution to this increasing burden.

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

•

Pursue Strategic Acquisitions. We plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their local reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquiror because of (1) our historical performance of successfully developing, servicing and growing customer relationships; (2) the experience and reputation of our management team within the industry; (3) our ability to bring our vendor network to service accounts; (4) our ability to integrate customer service, invoicing, accounting and other financial functions into our company, which generally enables the management of an acquired company to continue their involvement in the combined company by focusing on existing and new customers; (5) the ability of management and employees of acquired companies to participate in our potential growth and expansion through a combination of stock ownership, performance linked incentives, and career advancement opportunities; and (6) the ability to offer liquidity to the owners of acquired companies through the receipt of common stock or cash.

•

Expand our Customer Base. We intend to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and national capacities that we believe provides us with competitive advantages in expanding our customer base.

•

Expand into New Customer Verticals.  We plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider industry-leading collection, processing, and data reporting.

•

Expand the Types of Materials Covered by our Services. We plan to expand the types of waste streams and recyclables covered by our services. To date, our revenue has been generated primarily from our solutions for used oil, oil filters, scrap tires, grease and cooking oil, solid waste, expired food products, metals, cardboard, and regulated materials. We believe that we can provide value to our business customers by servicing a larger portion of disposable and recyclable materials, including construction and debris waste.

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

In addition, we help customers to safely transport, treat, and dispose of a full spectrum of non-recyclable regulated waste.

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

We provide certain industries and businesses with specialized services, such as the following:

•

Automotive, Fleet and Industry Services. We provide a selection of services or a turn-key option involving the handling of scrap tires, HDPE plastics, used oil, used oil filters, parts cleaners, paint wastes, industrial fluids, used antifreeze, regulated waste, wastewater, and spent chemicals.

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
•

Waste-to-Energy.  We can offer a process that involves the creation of energy in the form of electricity through the use of anaerobic digestion.  Anaerobic digestion is a series of processes in which microorganisms break down biodegradable material in the absence of oxygen.  This process is widely used as a renewable energy source because it produces a methane and carbon dioxide rich bio-gas suitable for energy production, which is helping to replace fossil fuels. The nutrient-rich digestate also can be used as fertilizer.  We currently employ a network of service providers that utilize this method as a form of organic disposal.

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

Sales and Marketing

We market our services throughout the United States primarily through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on emphasizing the benefits of our nationwide, one-stop, comprehensive service offerings and the ability to lower our customers’ operational expenses, maximize the value of their recyclable commodities, and foster the benefits of environmental sustainability. We plan to continue to increase our sales and marketing efforts.

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

Our business depends to a significant extent on revenue from our largest customers.  Any material reduction in the business we do with those customers could have an adverse effect on our company.  Three customers accounted for 51% of our revenue for the year ended December 31, 2020, and three customers accounted for 53% of our revenue for the year ended December 31, 2019.  We believe that the mix of our largest customers will change over time.

We believe that we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business. Through customer service driven culture, national presence, logistics management, compliance, and commodity brokerage, our solution delivers the critical knowhow and experience necessary to implement and execute multi-point reuse, recycling, disposal, and waste management services.

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

Scope of Competitors’ Services

Our services address a broad and comprehensive scope of materials such as motor oil, scrap tires, grease, meat, organics, regulated waste, construction debris, cardboard, pallets, plastics, metals, and solid waste. Most of our competitors specialize in only one or a few of these service areas.  In delivering our services, we have subcontracted at times to our competitors, thereby utilizing them as our subcontractors.

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

Equipment and Installation

We currently pursue an “asset light” strategy that utilizes third-party subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. While we own a limited amount of compacting and other service equipment, we do not own significant recycling or waste management assets, such as trucks or landfills, or have a significant number of employees devoted to in-the-field recycling operations. As part of our operations, we maintain strong relationships with a multitude of subcontractors. Our more than 3,500 third-party relationships currently provide us with an estimated 30,000 trained professionals, 25,000 trucks, and over 1,000 recycling facilities. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best cost of service, and reduces our capital expenditures and working capital requirements.

Employees

As of December 31, 2020, we employed a total of 96 persons, of whom three were executive employees, one was a corporate development employee, 51 were administrative and customer services employees, 33 were accounting and finance employees and eight were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

Our trademarks are important to the success of our business.

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

Our History

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. Prior to 2010, we were a “shell company” under the rules of the Securities and Exchange Commission, or the SEC. On March 30, 2010, we (i) closed a transaction to acquire Youchange, Inc., an Arizona corporation, or “Youchange”, as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former stockholders of Youchange acquired control of our company. In May 2010, we changed our name to YouChange Holdings Corp.

On October 17, 2012, immediately prior to closing a merger transaction with Earth911, Inc., or “Earth911”, we filed Amended and Restated Articles of Incorporation to (i) change our name to Infinity Resources Holdings Corp., (ii) increase our shares of Common Stock, par value $.001 per share, the “Common Stock” authorized for issuance, (iii) authorize shares of preferred stock to be designated in series or classes as our board of directors may determine, (iv) effect a reverse split of our Common Stock, and (v) divide our board of directors into classes, as nearly equal in number as possible. On October 17, 2012, we closed the merger transaction, or the “Earth911 Merger”, to acquire Earth911 as a wholly-owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company.

On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or “Quest”, held by Quest Resource Group LLC, or “QRG”, comprising 50% of the membership interests of Quest, or the “Quest Interests.” Our wholly owned subsidiary, Earth911, held the remaining 50% of the membership interests of Quest for several years. Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our shares of Common Stock authorized for issuance, and changed our trading symbol to “QRHC.”

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

On October 19, 2020, we acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc., a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC.

Recent Developments

On October 19, 2020, the Company entered into an asset purchase agreement, the “APA,” by and among the Company, Quest Resource Management Group, LLC, a wholly-owned subsidiary of the Company, “Buyer,” Green Remedies Waste and Resources, Inc., the “Seller” or “Green Remedies”, and Alan Allred, the “Shareholder,” and completed the acquisition by Buyer of substantially all of the assets used in the business of the Seller and assumed certain liabilities of the Seller, as set forth in the APA, the “Acquisition.” Green Remedies is a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, North Carolina.

As consideration for the Acquisition, under the APA, the Seller received a purchase price of (i) $10,869,599 in cash subject to certain adjustments set forth in the APA at the closing of the Acquisition; (ii) a promissory note, or the “Note,” in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum; (iii) a payment of $2,684,250 in additional consideration pursuant to a Consideration Agreement, the “Consideration Agreement,” to be paid in either cash or shares of the Company’s Common Stock or any combination thereof, at the Company’s option, with the amount of such shares to be determined based on a per share price equal to the volume weighted average price of the Common Stock on the Nasdaq Capital Market (or if the shares are not traded on the Nasdaq Capital Market, the OTC Bulletin Board or the principal trading market of the shares) during the thirty (30) consecutive trading days ending on the trading day prior to each payment date, rounded down to the nearest whole share, and to be paid or issued in two equal installments on each of the first and second anniversaries of the closing date; and (iv) earn-out payments in an aggregate amount not to exceed $2,250,000 over an earn-out period ending on the earlier of (x) December 31, 2022 and (y) the last day of the fiscal quarter during which the Shareholder is terminated by the Buyer upon Disability, Death or Without Cause or the Shareholder terminates his employment for Good Reason (each as defined in the Employment Agreement, as hereinafter defined), or the “Earn-Out End Date,” upon the achievement of certain performance thresholds and subject to the satisfaction of certain conditions as further described in the APA.

In connection with the Acquisition, the Shareholder entered into an employment agreement, the “Employment Agreement,” with the Company with an initial term expiring on the Earn-Out End Date.

To finance such acquisition, the Company and certain of its domestic subsidiaries entered into a Credit Agreement, dated as of October 19, 2020, with Monroe Capital Management Advisors, LLC, as administrative agent for the lenders thereto, the “Credit Agreement.”

In addition, on October 19, 2020, the Company and certain of its domestic subsidiaries entered into a joinder and first amendment, the “Amendment,” to that certain Loan, Security and Guaranty Agreement, dated as of August 5, 2020, with BBVA USA, as a lender, and as administrative agent, collateral agent, and issuing bank, the “BBVA Loan Agreement” or the “ABL Facility,” to, among other things, make certain corresponding changes consistent with the Credit Agreement, add certain of the Company’s subsidiaries as additional guarantors, and adjust the maturity date under the Loan Agreement to April 19, 2025. The BBVA Loan Agreement is an asset based facility and replaced our previous asset based facility with Citizens Bank Loan, the “Prior ABL Facility.”

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

The public may read and copy any materials we file with, or furnish to, the Securities and Exchange Commission, or the “SEC” at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Our Business and Industry

We have incurred historical net losses and could have net losses in the future as we take steps to expand our business, which may negatively impact our ability to achieve our business objectives.

While we reported net income in 2020, such net income is attributed in part to approximately $1.4 million of Other Income received from the proceeds and forgiveness of a Paycheck Protection Program Loan and we have incurred recurring net losses in the past.  As a result of historical operating losses, we had an accumulated deficit of $98,400,038 as of December 31, 2020. We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, expand the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, implement internal systems and infrastructure, and hire additional personnel. As a result, we may incur losses as we expand our business.  There is no assurance that we will maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth under “Risk Factors” or are included elsewhere in this Annual Report on Form 10-K.  If we incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

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

The success of our business depends to a certain extent on our relationship with our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Three customers accounted for 51% of our revenue for the year ended December 31, 2020, and three customers accounted for 53% of our revenue for the year ended December 31, 2019.  We believe that the mix of our largest customers will change over time.  Our contractual arrangements with our major customers generally are on a multi-year basis and pertain to the management of only certain forms of materials.  Our failure to maintain our business with our largest customers or any other large customer could have an adverse effect on our business.

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

Environmental advocacy groups and regulatory agencies have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect the operations of enterprises with which we do business. Additionally, certain states may adopt air pollution control regulations that are more stringent than existing and proposed federal regulations. Changing environmental regulations could require us or enterprises with which we do business to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could reduce the ability or willingness of our customers to use our services and adversely affect our results of operations.  In addition, the potential impacts of climate change on our operations are highly uncertain.  Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected, which could adversely affect our sales, profitability and cash flows.

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

Our customers impose substantial requirements relating to the recycling services we provide them. Our arrangements with our customers generally contain provisions including (a) relatively short contract terms with extensions at the discretion of the customer, (b) requirements that we assume full responsibility for all operational aspects of the services, (c) requirements that we comply with all applicable laws, regulations, and other governmental requirements, (d) requirements that we hold subcontractors to the same standards to which we are subject, (e) prohibitions on price increases without customer consent, (f) designation of service locations, service frequency, and equipment, (g) specifications on procedures for rendering services, (h) notification to customer of any spills, releases, or discharges of materials, (i) requirements that we supply a self-performance audit, (j) requirements that we render monthly or quarterly reports to the customer, (k) requirements that we render monthly invoicing in approved time frames and formats, and (l) requirements that we maintain specified records.  If we are unable to meet the requirements in a significant number of these contracts, such contracts could be cancelled, and the cancellation of such contracts could have a material adverse effect on our financial results and operations.

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

The development and expansion of our business may require additional funds. In the future, we may seek additional equity or debt financing to provide funds for our business and operations. Such financing may not be available or may not be available on satisfactory terms.  In addition, the terms of our BBVA Loan Agreement and the Credit Agreement could limit our ability to obtain additional debt financing.  If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Equity financings could result in dilution to our existing stockholders.

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

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to periodic and seasonal quarterly fluctuations in our results of operations, which could be significant. These factors include the following:

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

Our experience in acquiring other businesses is limited. Potential acquisitions also involve numerous risks, including the following:

•	problems integrating the acquired operations, services, personnel, or technologies with our own;
•	unanticipated costs associated with the acquisition;
•	diversion of management’s attention from our core businesses;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience;
•	potential loss of key employees and customers of purchased organizations;
•	risk of impairment charges related to potential write-downs of acquired assets in acquisitions; and
•	the impact on our internal controls of compliance with the regulatory requirements under Sarbanes-Oxley Act of 2002.

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

Our strategy to increase our growth through acquisitions may be unsuccessful and could adversely affect our business and results.

As part of our growth strategy, we intend to further acquire other businesses; however, there is no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies to realize the full benefits of the combined businesses.

While we recently acquired Green Remedies in connection with our growth strategy to acquire other businesses, we can provide no assurance that we will identify appropriate acquisition targets, successfully complete any future acquisitions or successfully integrate the business of companies we do acquire. Even if we successfully acquire a business entity, there is no assurance that our combined business will become profitable. The process of completing the integration of acquired businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the pursuit of business acquisitions and the integration of acquired businesses, and the incurrence of significant, acquisition related costs in connection with proposed and completed acquisitions, could have an adverse effect on our business, financial condition or results of operations.

If the benefits of any completed or proposed acquisition of do not meet the expectations of investors, stockholders or financial analysts, the market price of our Common Stock may decline.

If the benefits of any completed acquisition (including Green Remedies) or proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our Common Stock prior to such acquisition may decline. The market values of our Common Stock at the time of an acquisition may vary significantly from their prices on the date the acquisition target was identified.

The effects of global economic conditions may impact our business, operating results, or financial condition.

Global economic conditions and political events, domestic or international terrorist events and hostilities or complications due to natural, nuclear or other disasters and pandemics or other health crises (including the ongoing COVID-19 global pandemic, which may reduce demand for our services because of reduced global or national economic activity), can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of consumer and commercial spending.

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

The COVID-19 pandemic may affect our operations in the future.  All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond our company’s control, continue to evolve and the outcomes are uncertain. Management cannot predict the full impact of the COVID-19 pandemic on our company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on our company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic.

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

The interest rates for our obligations under our ABL Facility with BBVA USA might be subject to change based on recent regulatory changes.

In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration, together with any successor to the ICE Benchmark Administrator, the “IBA,” for purposes of the IBA setting the London interbank offered rate. As a result, it is possible that commencing in 2022, the London interbank offered rate, or “LIBOR,” may no longer be available or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on our loans under the ABL Facility (as defined herein) with BBVA USA, and it is unclear whether new methods of calculating LIBOR will be established. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. The ABL Facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurance as to whether such replacement or alternative rate will be more or less favorable than LIBOR. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2020, we had 18,413,419 shares of our Common Stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2020, we had 4,272,233 shares of Common Stock issuable upon the exercise of outstanding stock options, DSUs, and warrants under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our Common Stock.

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

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of our BBVA Loan Agreement and the Credit Agreement restrict our ability to declare cash dividends. We plan to retain any future earnings to finance our operations and growth plans. Our credit agreement also prohibits us from paying dividends on our Common Stock. Accordingly, investors must rely on sales of shares of their Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

In connection with our acquisition of the assets of Green Remedies, we lease approximately 3,200 square feet of office space in Burlington, NC under a lease that expires October 2023. This lease may be terminated under certain conditions as defined in the lease agreement.  The lessor is a related party that is owned by the seller of Green Remedies and is employed by us.

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has traded on the Nasdaq Capital Market, or Nasdaq, under the symbol “QRHC” since May 19, 2014.

As of March 1, 2021, there were 18,413,419 shares of Common Stock outstanding and approximately 130 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. In addition, the terms of our BBVA Loan Agreement and the Credit Agreement restrict our ability to declare cash dividends. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as previously disclosed in the Company’s filings with the SEC, there were no sales of unregistered securities for the year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None

ITEM  6. REMOVED AND RESERVED

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

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals while maximizing the efficiency of their assets.  Our services currently focus on the waste streams and recyclables from big box, grocers, and other specialty retailers; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; transportation, logistics, and internal fleet operators; manufacturing plants; multi-family and commercial properties; restaurant chains and food operations; and construction and demolition projects.  We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, cardboard, metal, glass, mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes.  In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

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

Our results of operations from October 19, 2020 to December 31, 2020 reflect the results of Green Remedies.  See Note 3 to our Consolidated Financial Statements for a discussion of this transaction.

Years Ended December 31, 2020 and 2019 Operating Results

Our consolidated financial statements include the operating activities of our company and our subsidiaries for the years ended December 31, 2020 and 2019.

The following table summarizes our operating results for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Revenue	$98,660,035	$98,979,140
Cost of revenue	79,604,958	80,253,172
Gross profit	19,055,077	18,725,968
Operating expenses:
Selling, general, and administrative	17,140,996	16,815,767
Depreciation and amortization	1,163,812	1,314,731
Total operating expenses	18,304,808	18,130,498
Operating income	750,269	595,470
Other income	1,408,000	—
Interest expense	(701,932)	(431,628)
Loss on extinguishment of debt	(167,964)	—
Income before taxes	1,288,373	163,842
Income tax expense	254,004	219,082
Net income (loss)	$1,034,369	$(55,240)

Year Ended December 31, 2020 compared with Year Ended December 31, 2019

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

Revenue

For the year ended December 31, 2020, revenue was $98.7 million, a decrease of $319,000, or 0.3%, compared with revenue of $99.0 million for the year ended December 31, 2019.

The decrease was primarily due to lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers.  This impact was partially offset by increased services from both our continuing and new customer base and from the acquired customer base related to the Green Remedies asset acquisition in October 2020.  See Note 3 to our consolidated financial statements for a discussion of the October 19, 2020 acquisition.

Cost of Revenue/Gross Profit

Cost of revenue decreased $648,000 to $79.6 million for the year ended December 31, 2020 from $80.3 million for the year ended December 31, 2019.  The decrease was primarily due to lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers.

The year-over-year decrease in revenue was more than offset by a net decrease in cost of revenue, resulting in increased gross profit dollars and gross margin performance in 2020.  The decrease in cost of revenue for the year ended December 31, 2020 was primarily due to lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers plus lower costs related to certain contracted services.  Gross profit increased $329,000, or 1.8%, to $19.1 million for the year ended December 31, 2020 from $18.7 million for the year ended December 31, 2019.  Our gross margin was 19.3% in 2020 compared with 18.9% in 2019.  The increase in gross profit dollars and gross margin percentage for the year ended December 31, 2020 was primarily due to the net effect of increased services from the acquired customer base related to the Green Remedies acquisition in October 2020, lower levels of services due to COVID-19 related shutdowns or reduced operations at our customers, and lower costs related to certain contracted services.

Revenue, gross profit and gross margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity index adjustments for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

For the year ended December 31, 2020, operating expenses increased $174,000 to $18.3 million from $18.1 million for 2019. Selling, general, and administrative expenses were $17.1 million and $16.8 million for the years ended December 31, 2020 and 2019, respectively, a year-over-year increase of $325,000.  The increase primarily relates to increases in stock related compensation of $402,000, severance and COVID recall expenses of $178,000, corporate development expenses of $347,000, and acquisition, integration, and related expenses of $743,000 inclusive of professional fees of $640,000, partially offset by decreases in labor related expenses of $559,000,  travel expenses of $343,000, professional fees of $322,000, tradeshow/advertising expenses of $111,000, and other administrative expenses of $11,000.

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

Operating expenses also included depreciation and amortization of $1.2 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.

Other Income

Other income was $1.4 million for the year ended December 31, 2020 and represented the use of proceeds received under the Paycheck Protection Program, or “PPP,” under a promissory note from BMO Harris Bank National Association, the “PPP Loan,” to fund eligible payroll, rent and utility expenses.  Such proceeds were subsequently forgiven in accordance with the PPP program.  See Note 7 to our consolidated financial statements for a discussion of the PPP Loan.

Interest Expense

For the year ended December 31, 2020, interest expense increased to $702,000 from $432,000 for 2019 as a result of an increase in debt, primarily related to the Green Remedies asset acquisition.  We are amortizing debt issuance costs of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our consolidated financial statements.

Loss on Extinguishment of Debt

We recorded $168,000 in loss on extinguishment of debt in connection with the loan termination of our Citizens Bank Loan Agreement, including the write-off of the unamortized portion of debt issuance costs and fees directly associated with the loan payoff.

Income Taxes

We recorded a provision for income taxes of $254,000 and $219,000 for the years ended December 31, 2020 and 2019, respectively, primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all of our deferred tax assets, or “DTAs”, as of both December 31, 2020 and 2019.  We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances.  However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed.  Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded.  However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Income (Loss)

Net income for the year ended December 31, 2020 was $1.0 million compared with a net loss of $55,000 for the year ended December 31, 2019. The explanations above explain the primary changes related to the improvement in net results.

Our operating results, including revenue, operating expenses, and operating margins, vary from period to period depending on commodity prices of recycled materials, the volumes and mix of services provided, as well as customer mix during the reporting period.

Income (Loss) per Share

Net income per basic and diluted share was $0.05 for the year ended December 31, 2020 compared with a net loss per basic and diluted share of $(0.00) for the year ended December 31, 2019.  Net income attributable to common stockholders in the year ended December 31, 2020 includes a deemed dividend of $205,014 as a result of the triggering of a down round provision in certain outstanding warrants.  The basic and diluted weighted average number of shares of Common Stock outstanding was approximately 16.7 million and 16.8 million, respectively, for the year ended December 31, 2020 compared to 15.3 million basic and diluted outstanding for the year ended December 31, 2019.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, acquisition-related costs, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.”  In 2020, other adjustments included $(1,408,000) use of PPP Loan proceeds, partially offset by certain severance and COVID-recall labor costs of $178,000, and loss on extinguishment of debt of $168,000.  In 2019, other adjustments of $247,589 included costs related to the Transactions as further discussed above.

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2020 and 2019:

	As Reported
	Years Ended December 31,
	2020	2019
Net income (loss)	$1,034,369	$(55,240)
Depreciation and amortization	1,276,431	1,401,783
Interest expense	701,932	431,628
Stock-based compensation expense	1,488,177	1,085,906
Acquisition, integration and related costs	743,426	—
Other adjustments	(1,048,026)	247,589
Income tax expense	254,004	219,082
Adjusted EBITDA	$4,450,313	$3,330,748

Liquidity and Capital Resources

As of December 31, 2020, we had $7.5 million of cash and cash equivalents and working capital of $8.7 million, compared with cash and cash equivalents of $3.4 million and working capital of $5.1 million as of December 31, 2019.

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

We believe our existing cash and cash equivalents of $7.5 million, our borrowing capacity under our $15.0 million ABL Facility (which such capacity was $12.8 million as of December 31, 2020), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  As discussed in Note 7 to our consolidated financial statements, as a result of the uncertainty surrounding the COVID-19 pandemic and its impact on our operating results, in May 2020 we received loan proceeds of $1.4 million under the PPP, which were subsequently fully forgiven in accordance with the PPP program.  As discussed in Notes 7 and 13 to our consolidated financial statements, we entered into the BBVA Loan Agreement which provides for an asset-based revolving credit facility of up to $15.0 million and an equipment loan facility in the maximum principal amount of $2.0 million, and we closed on a registered direct offering of our Common Stock, which provided gross proceeds to us of approximately $3.4 million.  The BBVA Loan Agreement replaced our prior credit facility under the Citizens Bank Loan Agreement, which was paid off and terminated effective August 5, 2020.  On October 19, 2020, we and certain of our domestic subsidiaries entered into the Credit Agreement which provided financing for the acquisition of Green Remedies.  Among other things, the Credit Agreement provides for the following:

•

A senior secured term loan facility in the principal amount of $11.5 million. The senior secured term loan at the LIBOR Rate for LIBOR Loans plus the Applicable Margin; provided, that if the provision of LIBOR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025, the “Maturity Date.” The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan were permitted to be used in connection with the Acquisition.

•

A delayed draw term loan facility in the maximum principal amount of $12.5 million. Loans under the delayed draw term loan facility may be requested at any time until October 19, 2021. Pricing and maturity for the outstanding principal amount of the delayed draw term loan shall be the same as for the senior secured term loan. Proceeds of the delayed draw term loan are to be used for Permitted Acquisitions.

•

An accordion term loan facility in the maximum principal amount of $40.0 million. Loans under the accordion loan facility may be requested at any time until the Maturity Date. Each accordion term loan shall be on the same terms as those applicable to the senior secured term loan. Proceeds of accordion term loans are permitted to be used for Permitted Acquisitions.

Certain of the Company’s domestic subsidiaries are the borrowers under the Credit Agreement. The Company is the guarantor under the Credit Agreement. As security for the obligations of the borrowers under the Credit Agreement, (i) the borrowers under the Credit Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of the Company’s direct and indirect subsidiaries, and (ii) the guarantors under the Credit Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of the Company’s direct and indirect domestic subsidiaries.

The Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio. In addition, the Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matter customarily restricted in such agreements. The Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, change of control, and failure of any guaranty or security document supporting the Credit Agreement to be in full force and effect. Upon the occurrence of an event of default, the outstanding obligations under the Credit Agreement may be accelerated and become immediately due and payable. The foregoing is a summary only and does not purport to be a complete description of all the terms, provisions, covenants and agreements contained in the Loan Agreement and is subject to and qualified in its entirety by reference to the full text of the Credit Agreement.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.1 million for the year ended December 31, 2020 compared with $2.3 million for the year ended December 31, 2019.

Net cash provided by operating activities for the year ended December 31, 2020 related primarily to the net effect of the following:

•	net income of $1,034,000, which includes other income of $1,408,000 for the use of PPP Loan proceeds as discussed further above;
•

offset by non-cash items of $3.3 million, which related primarily to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, loss on extinguishment of debt and stock-based compensation; and

•	cash used in the net change in operating assets and liabilities of $1.2 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the year ended December 31, 2019 related primarily to the net effect of the following:

•	net loss of $55,000;
•

offset by non-cash items of $2.6 million, which related primarily to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and

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

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2020 and 2019 was $506,000 and $301,000, respectively, primarily from costs related to software development and purchases of property and equipment.  The increase in cash used in 2020 was primarily due to an increase in purchases of property and equipment, which was partially offset by a decline in capitalized software development in 2020 compared with 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.5 million for the year ended December 31, 2020, primarily from $3.0 million net proceeds from the sale of Common Stock in a registered direct offering that closed on August 7, 2020, partially offset by net repayments of $540,000 on our ABL Facilities and $1.1 million debt issuance costs related to the ABL Facility and the Credit Agreement with Monroe Capital.  See Note 13 to our consolidated financial statements for further discussion regarding the registered direct offering.  Net cash used in financing activities was $0.7 million for the year ended December 31, 2019, primarily from net repayments of $754,000 on our prior credit facility under the Citizens Bank Loan Agreement.  See Note 7 to our consolidated financial statements for a discussion of the ABL Facility, the repayment of the Citizens Bank Loan Agreement, and the Credit Agreement with Monroe Capital.

Inflation

We do not believe that inflation had a material impact on us for the years ended December 31, 2020 or 2019.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

We performed our most recent goodwill impairment analysis in the third quarter of 2020, utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value-creating activities we are undertaking.  The primary assumptions in our income approach included estimating cash flows and projections.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a prolonged period of declining gross margins or a significant decrease in our anticipated revenue growth could result in the write-off of a portion or all of our goodwill and other intangible assets in future periods.

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

•	We measure the expected volatility using the historical daily changes in the market price of our Common Stock; and
•	We approximate the risk-free interest rate using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2020 and 2019, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2020 and 2019, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Business Combinations

We account for acquisitions in accordance with ASC Topic 805, Business Combinations.  In purchase accounting, identifiable assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill.  In determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets.  Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives.

Our consolidated financial statements include the results of operations from the date of the acquisition.

We expense all acquisition-related costs as incurred in selling, general and administrative expenses in the consolidated statements of operations.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, and notes payable. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for long-term portions of notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors as of March 11, 2021:

Name	Age	Position
Daniel M. Friedberg	59	Chairman of the Board (2)(4)
S. Ray Hatch	60	President, Chief Executive Officer, and Director
Michael F. Golden	66	Director (3)(4)
Ronald L. Miller, Jr.	56	Director (1)(3)
Stephen A. Nolan	60	Director (1)(3)
Sarah R. Tomolonius	40	Director (1)(2)

(1)	Member of the Audit Committee
(2)	Member of the Nominations and Corporate Governance Committee
(3)	Member of the Compensation Committee
(4)	Member of the Strategic Planning Committee

Daniel M. Friedberg has served as Chairman of the Board of our company since April 2019.  Mr. Friedberg has served as the Chief Executive Officer of Hampstead Park Capital Management LLC, a private equity investment firm, since its founding in May 2016.  Mr. Friedberg was Chief Executive Officer and Managing Partner of Sagard Capital Partners L.P., a private equity investment firm, from its founding in January 2005 until May 2016.  In addition, from January 2005 to May 2016, he was also a Vice President of Power Corporation of Canada, a diversified international management holding company.  Mr. Friedberg was with global strategy management consultants Bain & Company, as a consultant from 1987 to 1991 and then again as a Partner from 1997 to 2005.  Mr. Friedberg started with Bain & Company in the London office in 1987, was a founder of the Toronto office in 1991, and a founder of the New York office in 2000, leading the Canadian and New York private equity businesses.  From 1991 to 1997, Mr. Friedberg worked as Vice President of Strategy and Development for a U.S.-based global conglomerate and as an investment professional in a Connecticut-based boutique private equity firm.  Mr. Friedberg has a Master’s in Business Administration degree from the Johnson School at Cornell University’s College of Business, and a Bachelor of Science (Hons.) degree from the University of Manchester Institute of Science & Technology.  Mr. Friedberg currently serves on the Board at Roth CH Acquisition I Company (ROCHU), at Buttonwood Networks and USA Field Hockey.  Mr. Friedberg has previously served on the Board of Directors at GP Strategies Corp. (GPX), InnerWorkings, Inc. (INWK), Performance Sports Group Ltd. (PSG), X-Rite, Inc. (XRIT), and Hudson Global Inc. (HSON) as a board observer, and as Chairman of the Board of two private companies: Integramed America Inc.; and Vein Centers of America Inc.  We believe that Mr. Friedberg’s experience as the Chief Executive Officer of two investment firms, his experience as an executive with a leading global management consulting firm, his extensive experience in investing in private and public companies, and his service on multiple boards of directors provide him with knowledge and experience with respect to organizational, financial, operational, M&A, and strategic planning matters and provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

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

Ronald L. Miller, Jr. has served as a director of our company since October 2012. Mr. Miller served as a director of one of our predecessors from July 2010 to October 2012. Mr. Miller has served as Executive Vice President, Chief Financial Officer, and Secretary of That’s Eatertainment Corp. since December 2015 and was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Miller is Chairman of the Audit Committee and the Nominations and Governance Committee of Item 9 Labs Corp., a developer of technology and products that administer high-quality cannabis health solutions. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2007 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc. We believe Mr. Miller’s prior leadership roles and his investment banking experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Stephen A. Nolan has served as a director of our company since April 2019.  Mr. Nolan has served as President and Chief Operating Officer of SGS North America, the world’s largest testing, inspection and certification company, since August 2019. From June 2013 to April 2018, Mr. Nolan served as Chief Financial Officer and, subsequently, Chief Executive Officer and a member of the Board of Directors of Hudson Global (HSON), a global provider of professional recruitment, talent management, and recruitment process outsourcing services.  From September 2004 to December 2012, Mr. Nolan served as Chief Financial Officer of Adecco North America, a staffing and human capital solutions company.  From November 2001 to September 2004, Mr. Nolan served as Chief Financial Officer for DHL Global Forwarding NA, a freight forwarding business.  From April 2000 to November 2001, Mr. Nolan served as Corporate Controller for Newpower, a residential energy marketing start-up.  From December 1985 to March 2000, Mr. Nolan served in Finance roles at Reckitt Benckiser, a global consumer products company.  From October 1981 to December 1985, Mr. Nolan served as Audit Senior for PwC.  We believe Mr. Nolan’s experience as the Chief Financial Officer and Chief Operating Officer of a number of companies and his executive and board experience at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Sarah R. Tomolonius has served as a director of our company since September 2016. Ms. Tomolonius is the Vice President of Investor Relations at M13, a consumer tech-focused full-service venture capital engine. Ms. Tomolonius is the co-founder and serves as the Vice Chairman of the Sustainability Investment Leadership Council.  Ms. Tomolonius served as Vice President, Marketing and Investor Relations for Arlon Group, a food and agriculture investment firm, from December 2012 to June 2018, and served as Senior Professional, Management Reporting & Analytics from December 2010 to December 2012.  From October 2008 to December 2010, Ms. Tomolonius served as Associate, Investor Relations for Citi Private Equity, a private equity group that was acquired by StepStone Group in October 2010.  From October 2005 to September 2007, Ms. Tomolonius served as Research Analyst, Corporate & Public Affairs Group of Edelman, a global public relations firm.  Ms. Tomolonius served as Program Assistant, Water & Coastal Program of Natural Resources Defense Council, a non-profit international environmental advocacy group, from October 2002 to September 2005.  Ms. Tomolonius also serves as Chair of the Sustainability Committee for the New York Alternative Investment Roundtable.  Ms. Tomolonius served as President of the Board of HeARTs Speak, a nonprofit organization, from February 2014 to February 2017.  We believe that Ms. Tomolonius’s experience in the environmental and financial industries and her focus on sustainability provide the requisite qualifications, skills, perspectives, and experiences that make her well qualified to serve on our Board of Directors.

There are no family relationships among any of our directors and executive officers.

Management

The following table sets forth certain information regarding our executive officers as of March 11, 2021:

Name	Age	Position
S. Ray Hatch	60	President and Chief Executive Officer
Laurie L. Latham	64	Senior Vice President and Chief Financial Officer
David P. Sweitzer	58	Executive Vice President and Chief Operating Officer

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

Based solely upon our review of the copies of such forms filed electronically with the SEC during the fiscal year ended December 31, 2020, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year ended December 31, 2020.

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring.  Mr. Golden is a Class I director whose term will expire at the 2022 Annual Meeting of Stockholders.  Mr. Nolan and Ms. Tomolonius are Class II directors whose terms will expire in 2023. Messrs. Friedberg, Hatch, and Miller are Class III directors whose terms will expire in 2021.

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

The Audit Committee currently consists of Messrs. Miller and Nolan and Ms. Tomolonius. Our Board of Directors has determined that each of Messrs. Miller and Nolan and Ms. Tomolonius, whose backgrounds are detailed above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Miller chairs the Audit Committee.

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

The Compensation Committee currently consists of Messrs. Golden, Miller, and Nolan. Mr. Golden chairs the Compensation Committee.

The Strategic Planning Committee

The Strategic Planning Committee provides assistance to our Board of Directors in assessing whether our management has the resources necessary to implement our company’s strategy; assessing external developments and factors, including changes in the economy, competition and technology, on our company’s strategy and execution of its strategy; and advising on strategic development activities, including those not in the ordinary course of business, under consideration from time to time by our company. The Strategic Planning Committee currently consists of Messrs. Friedberg, Golden, and Hatch.  Mr. Friedberg chairs the Strategic Planning Committee.

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

The Nominations and Corporate Governance Committee currently consists of Mr. Friedberg and Ms. Tomolonius. Mr. Friedberg chairs the Nominations and Corporate Governance Committee.

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

Stock Ownership Guidelines

We adopted stock ownership guidelines for our non-employee directors and for our Chief Executive Officer, our Chief Financial Officer, and our Chief Operating Officer.  Our non-employee directors and Chief Executive Officer are required to have stock ownership of our Common Stock with an acquisition price equal to at least $100,000 and our Chief Financial Officer and our Chief Operating Officer are each required to have stock ownership of our Common Stock with an acquisition price equal to at least $75,000.

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

Stock ownership generally includes shares directly owned by the individual (including any shares over which the individual has sole ownership, voting, or investment power); shares owned by the individual’s minor children and spouse and by other related individuals and entities over whose shares the individual has custody, voting control, or power of disposition; shares underlying restricted stock units, or “RSUs”, and deferred stock units, or “DSUs”, that have vested or will be vested within 60 days; shares held in trust for the benefit of the individual or the individual’s immediate family members; and shares owned through savings plans, such as our 401-K Plan and our deferred compensation plan or acquired through our employee Stock Purchase Plan.

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

Board and Committee Meetings

Our Board of Directors held a total of nine meetings during the fiscal year ended December 31, 2020.  During the fiscal year ended December 31, 2020, the Audit Committee held eight meetings; the Compensation Committee held six meetings; the Nominations and Corporate Governance Committee held four meetings; and the Strategic Planning Committee held four meetings. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders.  All of our directors attended our 2020 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2020 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2020 and 2019, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, and our two most highly compensated executive officers other than our principal executive officer who were serving as an executive officer on December 31, 2020. We refer to these executive officers as our “named executive officers.”

				Stock and Option	All Other
Name and Principal Position	Year	Salary (1)	Bonus (1)	Awards (2)	Compensation (3)	Total
S. Ray Hatch	2020	$339,375	$309,669	$183,315	$29,683	$862,042
President, Chief Executive	2019	$330,629	$256,811	$150,960	$37,096	$775,496
Officer, and Director

Laurie L. Latham	2020	$237,491	$117,309	$122,175	$20,014	$496,989
Senior Vice President and Chief	2019	$231,440	$107,861	$100,640	$19,860	$459,801
Financial Officer

David P. Sweitzer	2020	$282,728	$192,449	$122,175	$23,857	$621,209
Executive Vice President and	2019	$275,524	$128,405	$117,967	$23,828	$545,724
Chief Operating Officer
(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)

The amounts in this column reflect the aggregate probable grant date fair value of stock and option awards granted to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)

The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. However, we pay all health insurance premiums for Messrs. Hatch and Sweitzer and for Ms. Latham, which amounts are included in this column. The figure shown for each named executive officer also includes employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 87% of compensation, subject to IRS limits. We match 100% of the first 3% and 50% of the next 2% of employee contributions each pay period. Our 2014 Employee Stock Purchase Plan, or the 2014 ESPP, permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our Common Stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Internal Revenue Code of 1986, as amended, or the Code, and the 2014 ESPP.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2020.

		Option Awards
		Number of Securities Underlying Unexercised Options (1)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Grant Date	Exercisable		Unexercisable		Options	Price	Date
S. Ray Hatch	01/07/2016	200,000	(2)	50,000		—	$5.44	01/07/2026
	01/16/2018	66,667	(3)	33,333		—	$2.39	01/16/2028
	02/12/2019	50,000	(3)	100,000		—	$1.51	02/12/2029
	03/16/2020	—		160,000	(3)	—	$1.51	03/16/2030

David P. Sweitzer	10/03/2016	50,000	(2)	12,500		—	$2.08	10/03/2026
	10/02/2017	6,300	(4)	4,200		—	$1.17	10/02/2027
	01/16/2018	66,667	(3)	33,333		—	$2.39	01/16/2028
	10/15/2018	4,200	(5)	6,300		—	$2.62	10/15/2028
	02/12/2019	33,333	(3)	66,667		—	$1.51	02/12/2029
	10/03/2019	2,100	(6)	8,400		—	$2.45	10/03/2029
	03/16/2020	—		105,000	(3)	—	$1.51	03/16/2030

Laurie L. Latham	01/02/2013	12,500		—		—	$21.20	01/02/2023
	10/18/2013	9,375		—		—	$16.40	10/18/2023
	12/17/2014	3,125		—		—	$11.60	12/17/2024
	12/16/2015	6,250		—		—	$6.40	12/16/2025
	12/16/2015	6,250		—		—	$6.40	12/16/2025
	01/12/2017	25,000		—		—	$2.50	01/12/2027
	01/12/2017	25,000		—		—	$2.50	01/12/2027
	01/16/2018	50,000	(3)	25,000		—	$2.39	01/16/2028
	02/12/2019	33,333	(3)	66,667		—	$1.51	02/12/2029
	03/16/2020	—		105,000	(3)	—	$1.51	03/16/2030

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

2012 Incentive Compensation Plan

Our 2012 Incentive Compensation Plan, or the 2012 Plan, was adopted by our Board of Directors on October 18, 2012, and subsequently amended and restated by our Board of Directors on July 10, 2019, retroactive to October 18, 2012. Our stockholders approved the 2012 Plan on October 18, 2013. The purpose of the 2012 Plan is to assist us and our subsidiaries and other designated affiliates, which we refer to as “Related Entities,” in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Related Entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value.  The 2012 Plan allows for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The 2012 Plan is administered by the Compensation Committee of our Board of Directors.  Our policy is to fulfill any exercise of options from Common Stock that is authorized and unissued. As of December 31, 2020, there were outstanding issued but unexercised options under the 2012 Plan to acquire 2,833,942 shares of our Common Stock at a weighted average exercise price of $2.57 per share. As of December 31, 2020, 1,895,148 shares remained available for future grant under the 2012 Plan. As of March 11, 2021, there were outstanding issued but unexercised options under the 2012 Plan to acquire 2,827,692 shares of our Common Stock at a weighted average exercise price of $2.57 per share. As of March 11, 2021, 1,896,293 shares remained available for future grant under the 2012 Plan.  The material features of the 2012 Plan are outlined below.

Director Compensation

During fiscal 2020, we paid each non-employee director a monthly retainer equivalent to an amount of $34,650 annually. Currently, the non-employee Chairman of the Board receives an additional $160,000 per year annually; the non-employee Chair of the Audit Committee receives an additional $7,875 per year; the non-employee Chair of the Compensation Committee receives an additional $5,250 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $2,625 per year; the non-employee Chair of the Strategic Planning Committee receives an additional $5,250 per year; the non-Chair members of the Audit Committee each receive an additional $2,100 per year; the non-chair members of the Compensation Committee each receive an additional $1,575 per year; the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $1,050 per year; and the non-Chair members of the Strategic Planning Committee each receive an additional $1,575 per year. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

In April 2019, in lieu of receiving cash for Chairman and committee retainers and fees for the period of May 2019 through April 2020, Mr. Friedberg received a 10-year option to purchase 94,787 shares of our common stock at an exercise price of $2.11 per share, with 1/12th to vest and become exercisable starting May 29, 2019 and on the last day of each month thereafter through April 2020. This grant reflects his annual cash-based compensation through April 2020.  Effective April 2020, the Chairman of the Board annual fee increased to an additional $160,000, payable in stock options.

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

We also compensate our non-employee directors in the form of stock-based compensation.  In May 2020, Mr. Friedberg received a 10 year option to purchase 223,295 shares of our Common Stock at an exercise price of $1.48 per share, with 1/12th to vest and become exercisable on the last day of each month, commencing on the last day of the month in which the options were granted.  In May 2020, each non-employee member (excluding Messrs. Friedberg and Nolan) of our Board of Directors at that time received 10 year options to purchase 37,915 shares of our Common Stock at an exercise price of $1.48 per share, with 1/12th to vest and become exercisable on the last day of each month, commencing on the last day of the month in which the options were granted.  This grant reflects the annual stock-based compensation for those directors through May 2021.

The following table sets forth the compensation earned or paid by us to each non-employee director for the fiscal year ended December 31, 2020.  Mr. Hatch did not receive any compensation for his service on our Board of Directors.  Mr. Knittel and Ms. Wadecki no longer serve as directors of our company.

	Fees Earned	Stock	Option
Name	or Paid in Cash	Awards (1)	Awards (2)	Total
Daniel M. Friedberg	$—	$—	$217,909	$217,909
Michael F. Golden	$31,080	$10,395	$34,389	$75,864
Russell J. Knittel	$1,838	$17,325	$34,389	$53,552
Ronald L. Miller, Jr.	$44,100	$—	$34,389	$78,489
Stephen A. Nolan	$3,675	$34,649	$—	$38,324
Sarah R. Tomolonius	$36,750	$—	$34,389	$71,139
I. Marie Wadecki	$6,772	$12,127	$34,389	$53,288
(1)

The amounts in this column reflect the aggregate grant date fair value of stock awards (if any) granted to our non-employee directors during the fiscal year ended December 31, 2020, calculated in accordance with FASB ASC Topic 718, Stock Compensation in the form of DSUs or other stock awards.  The DSUs valuation on the date of grant is calculated based on the Director fees elected by each Director to be deferred into stock units.

(2)

The amounts in this column reflect the aggregate grant date fair value of option awards (if any) granted to our non-employee directors during the fiscal year ended December 31, 2020, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The amounts reported in this column do not correspond to the actual economic value that may be received by our non-employee directors from their option awards.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2020:

Option
Name	Awards
Daniel M. Friedberg	488,819
Michael F. Golden	136,150
Ronald L. Miller, Jr.	139,275
Stephen A. Nolan	151,659
Sarah R. Tomolonius	113,650

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of March 11, 2021 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our Common Stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percentage (2)
S. Ray Hatch (3)	538,115	2.84%
Laurie L. Latham (4)	290,602	1.55%
David P. Sweitzer (5)	284,683	1.52%
Daniel M. Friedberg (6)	3,188,479	16.94%
Michael F. Golden (7)	147,217	*
Ronald L. Miller, Jr. (8)	140,250	*
Stephen A. Nolan (9)	170,740	*
Sarah R. Tomolonius (10)	117,400	*
All directors and executive officers as a group (8 persons) (11)	4,877,486	23.91%
5% Stockholders:
Federated Global Investment Management (12)	2,525,000	13.71%
Wynnefield Partners Small Cap Value, L.P., et al (13)	1,901,595	10.33%
Jeffrey D. Forte (14)	1,152,518	6.24%
Pinnacle Family Office Investments, L.P. (15)	2,000,000	10.86%

*	Less than 1% of the outstanding shares of Common Stock.
(1)

Except as otherwise indicated, each person named in the table has the sole voting and investment power with respect to all Common Stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached as follows: c/o Quest Resource Holding Corporation, 3481 Plano Parkway, The Colony, Texas 75056.

(2)

The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 18,413,419 shares outstanding on March 11, 2021. The numbers and percentages shown include shares actually owned on March 11, 2021 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of March 11, 2021 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.

(3)	Includes 503,333 shares issuable upon exercise of vested stock options and 15,874 deferred stock units.
(4)	Includes 264,167 shares issuable upon exercise of vested stock options and 11,905 deferred stock units.
(5)	Includes 264,267 shares issuable upon exercise of vested stock options and 11,905 deferred stock units.
(6)	Consists of (a) 2,775,489 shares held by Hampstead Park Environmental Services Investment Fund LLC, and (b) 412,990 shares issuable upon exercise of vested stock options.
(7)	Includes 136,150 shares issuable upon exercise of vested stock options and 7,742 deferred stock units.
(8)	Includes 139,275 shares issuable upon exercise of vested stock options.
(9)	Includes 75,830 shares issuable upon exercise of vested stock options and 27,910 deferred stock units.
(10)	Includes 113,650 shares issuable upon exercise of vested stock options.
(11)	Consists of (a) 2,892,488 shares held by the directors and executive officers as a group, (b) 1,909,662 shares issuable upon exercise of vested stock options, and (c) 75,336 deferred stock units.
(12)

Based on the statement on Amendment No. 2 to Schedule 13G filed with the SEC on February 12, 2021, by Federated Hermes, Inc. The address for Federated Hermes, Inc. is 1001 Liberty Avenue, Pittsburgh, PA 15222.

(13)

Based on the statement on Amendment No. 3 to Schedule 13G filed with the SEC on February 16, 2021, by Wynnefield Partners Small Cap Value, L.P, and affiliates. The address for Wynnefield Partners Small Cap Value, L.P, and affiliates is 450 Seventh Avenue, Suite 509, New York, NY 10123.

(14)	Consists of (a) 1,097,518 shares held and (b) 55,000 shares issuable upon exercise of vested stock options.
(15)

Based on the statement on Amendment No. 3 on Schedule 13G filed with the SEC on February 3, 2021, by Pinnacle Family Office Investments, L.P.  The address for Pinnacle Family Office Investments, L.P. is 5910 North Central Expressway, Suite 1475, Dallas, TX 75206.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020 with respect to our Common Stock that may be issued under our incentive compensation plans and under other option grants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,907,173	$2.57	1,947,141
Equity compensation plans not approved by security holders	344,000	$4.52	—
Total	3,251,173	$2.78	1,947,141

(1)

Under our 2012 Plan, an aggregate of 4,837,500 shares of our Common Stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be decreased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised prior to expiration or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2020, the number of securities to be issued upon exercise of outstanding options was 2,833,942 and the number of Common Stock shares to be issued under DSUs was 73,231.  As of December 31, 2020, the aggregate number of shares of Common Stock available for future issuance pursuant to awards under our 2012 Plan was 1,895,148 and 51,993 shares of Common Stock reserved for issuance under our 2014 ESPP.  Our 2014 ESPP authorizes the sale of up to 250,000 shares of our Common Stock to employees.

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

On August 5, 2020, Hampstead Park Environmental which is controlled by Daniel Friedberg our Chairman of the Board entered into a securities purchase agreement, the “Securities Purchase Agreement,” with the Company pursuant to which the Company issued and sold to Hampstead Park Environmental, 655,000 shares Common Stock at a purchase price of $1.15 per Share in a registered direct offering, the “Offering.” The shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-227800) originally filed with the SEC on October 11, 2018 and declared effective on April 8, 2019. The Offering closed on August 7, 2020.

Director Independence

Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Friedberg, Golden, Miller and Nolan and Ms. Tomolonius are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Market, or Nasdaq, and by the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Hatch is an employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Audit Fees (1)	$185,384	$184,496
Audit-Related Fees (2)	19,205	32,926
Tax Fees (3)	140	67,621
All Other Fees (4)	109,583	11,457
Total	$314,312	$296,500

(1)

Audit fees consist of billings for professional services normally provided in connection with statutory and regulatory filings including (i) fees associated with the audits of our consolidated financial statements and (ii) fees associated with our quarterly reviews.

(2)	Audit-related fees consist of billings for professional services for the review of SEC filings or other reports containing the audited financial statements including registration statements.
(3)	Tax fees consist primarily of tax related advisory services.
(4)	All other fees include general advisory professional services primarily related to research on accounting or other regulatory matters, and acquisition audits.

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

2.1

Asset Purchase Agreement, dated as of October 19, 2020, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC, Green Remedies Waste and Recycling, Inc. and Alan Allred (2)

3.1(b)	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (3)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation, as amended (4)

3.2(b)	Amendment to Second Amended and Restated Bylaws of Quest Resource Holdings Corporation, as amended (5)

4.1	Registration Rights Agreement, dated as of April 18, 2014, by and between Quest Resource Holding Corporation and the Purchasers named therein (6)

4.2	Form of Warrant (7)

4.3	Description of Registered Securities (8)

4.4	Promissory Note, dated as of October 19, 2020, by Quest Resource Holding Corporation in favor of Green Remedies Waste and Recycling, Inc. (9)

4.5	Form of Warrant to Purchase an Aggregate of 500,000 Shares (10)

4.6	Form of Warrant to Purchase an Aggregate of 350,000 Shares (11)

10.5(e)†	2012 Incentive Compensation Plan, as amended and restated (12)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (13)

10.5(g)†	Form of Incentive Stock Option Agreement (14)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (15)

10.20†	Severance and Change in Control Agreement, dated as of November 7, 2014, by and between Quest Resource Holding Corporation and Laurie L. Latham (16)

10.21†	2014 Employee Stock Purchase Plan (17)

10.23†	Severance and Change in Control Agreement, dated as of January 7, 2016, by and between Quest Resource Holding Corporation and S. Ray Hatch (18)

10.24† 10.25

Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (19)

Loan, Security and Guaranty Agreement, dated as of February 24, 2017, by and among Citizens Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, LLC, Quest Resource Holding Corporation, and Earth911, Inc. (20)

10.26	Voting Agreement, dated April 11, 2019, by and among Mitchell A. Saltz, Jeffrey D. Forte, Brian Dick, Hampstead Park Capital Management, LLC, and Quest Resource Holding Corporation (21)
10.27†	Amendment to 2012 Incentive Compensation Plan (22)

10.28†	Form of Quest Resource Holding Corporation Deferred Stock Unit Agreement (23)

10.29	Note, dated April 30, 2020, issued by Quest Resource Management Group LLC to BMO Harris Bank National Association (24)

10.30	Form of Securities Purchase Agreement (25)

10.31	Placement Agency Agreement, dated August 5, 2020, between the Company and Roth Capital Partners, LLC (26)

10.32	Form of Lock-Up Agreement (27)

10.33

Loan, Security and Guaranty Agreement, dated August 5, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation and Quest Sustainability Services, Inc. (28)

10.34

Credit Agreement, dated as of October 19, 2020, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or many from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (29)

10.35

Joinder and First Amendment to Loan, Security and Guaranty Agreement, dated as of October 19, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, and Global Alerts, LLC  (30)

10.36	Consideration Agreement, dated as of October 19, 2020, by and between Quest Resource Holding Corporation, Green Remedies Waste and Recycling, Inc. and Alan Allred (31)

10.37†	Employment Agreement, dated as of October 19, 2020, by and between Quest Resource Management Group, LLC and Alan Allred (32)

10.38	Intercreditor Agreement, dated as of October 19, 2020, by and between BBVA, USA and Monroe Capital Management Advisors, LLC (33)

10.39	Letter Agreement, dated as of October 19, 2020, between Quest Resource Holding Corporation and the holders of the Warrants (34)

21.1	List of Subsidiaries

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2019.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(3)	Filed as Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2016.
(4)	Filed as Exhibit 3.2(a) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2019.
(5)	Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020.
(6)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.
(7)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(8)	Filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.
(9)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(10)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(11)	Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(12)	Filed as Exhibit 10 to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 2018.
(13)	Filed as Exhibit 10.5(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(14)	Filed as Exhibit 10.5(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(15)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(16)	Filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2014.
(17)	Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.
(18)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2016.
(19)	Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(20)	Filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
(21)	Filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2019.
(22)	Filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.
(23)	Filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2019.
(24)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

(25)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.
(26)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.
(27)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.
(28)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2020.
(29)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(30)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(31)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(32)	Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(33)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(34)	Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
†	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 11, 2021	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 11, 2021	By:	/s/ Laurie L. Latham
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

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2021
S. Ray Hatch

/s/ Laurie L. Latham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021
Laurie L. Latham

/s/ Daniel M. Friedberg	Chairman of the Board of Directors	March 11, 2021
Daniel M. Friedberg

/s/ Michael F. Golden	Director	March 11, 2021
Michael F. Golden

/s/ Ronald L. Miller, Jr.	Director	March 11, 2021
Ronald L. Miller, Jr.

/s/ Stephen A. Nolan	Director	March 11, 2021
Stephen A. Nolan

/s/ Sarah R. Tomolonius	Director	March 11, 2021
Sarah R. Tomolonius

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Quest Resource Holding Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the Company’s Annual Impairment Testing Related to the Carrying Value of Goodwill
Description of the Matter

The Company’s goodwill balance at December 31, 2020, excluding the Green Remedies goodwill discussed below, was $58.2 million, which is discussed in Notes 2 and 5 to the consolidated financial statements. On the annual goodwill impairment assessment date, the Company tested the carrying value of goodwill for impairment based upon an income approach; specifically, a discounted cash flow model, to estimate the fair value of the reporting unit.

We identified the assessment of the Company’s annual impairment testing related to the carrying value of goodwill as a critical audit matter because subjective auditor judgment was required in performing procedures over certain assumptions used to estimate the fair value of the reporting unit. Those assumptions included, among others, projected revenues, gross profit, and EBITDA, the long-term growth rate, and the discount rate. The evaluation of these assumptions was challenging due to the subjective nature of the assumptions. Additionally, differences in judgment used to determine these assumptions could have a significant effect on the reporting unit’s estimated fair value. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following. We performed sensitivity analyses over the significant assumptions to assess the impact on the Company’s estimate of the fair value of the reporting unit. We compared the Company’s projections to the Company’s historic trends and industry outlook. We assessed the Company’s ability to accurately project revenues, gross profit, and EBITDA by comparing the Company’s historical projections to actual results. We reviewed the work of management’s specialist who is a valuation professional with specialized skill and knowledge, and whose work included determining the discounted cash flow model as the most appropriate valuation method and determining the Company’s long-term growth rate and the weighted average cost of capital used for the discount rate.

Acquisition of Green Remedies Waste & Recycling, Inc. – Valuation of Intangible Assets
Description of the Matter

As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2020, the Company acquired substantially all of the assets of Green Remedies Waste and Recycling, LLC (“Green Remedies”) for net consideration of $16.1 million. The Company’s purchase price allocation for the acquisition resulted in a customer lists intangible asset valued at $5.5 million and goodwill of $8.1 million. The valuation of the customer lists intangible asset was based upon an income approach; specifically, the multi-period excess earnings model.

We identified the Company’s accounting for its acquisition of the Green Remedies customer lists as a critical audit matter because subjective auditor judgment was required in performing procedures over certain assumptions used to estimate the fair value of the customer lists. Those assumptions included, among others, the attrition rate, projected EBITDA margin, and the discount rate. The evaluation of these assumptions was challenging due to the subjective nature of the assumptions. Additionally, differences in judgment used to determine these assumptions could have a significant effect on the estimated fair value of the customer lists and purchase price allocation for the acquisition. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following. We performed sensitivity analyses over the significant assumptions to assess the impact on the Company’s estimate of the fair value of the customer lists. We compared the Company’s assumptions to Green Remedies’ historic trends and industry outlook. We reviewed the work of management’s specialist who is a valuation professional with specialized skill and knowledge, and whose work included determining the multi-period excess earnings model as the most appropriate valuation method and determining the weighted average cost of capital used for the discount rate.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants We have served as the Company’s auditor since 2010. Phoenix, Arizona March 11, 2021

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,516,260	$3,411,108
Accounts receivable, less allowance for doubtful accounts of $935,261 and $767,464 as of December 31, 2020 and 2019, respectively	17,420,889	13,899,451
Prepaid expenses and other current assets	1,069,238	1,110,266
Total current assets	26,006,387	18,420,825

Goodwill	66,310,385	58,208,490
Intangible assets, net	6,528,330	1,590,524
Property and equipment, net, and other assets	3,384,055	2,436,094
Total assets	$102,229,157	$80,655,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,246,839	$13,316,805
Other current liabilities	1,392,579	19,644
Current portion of notes payable	624,383	—
Total current liabilities	17,263,801	13,336,449

Notes payable, net	14,948,625	4,534,683
Other long-term liabilities, net	1,973,759	1,140,749
Total liabilities	34,186,185	19,011,881

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 18,413,419 and 15,372,905 shares issued and outstanding as of December 31, 2020 and 2019, respectively	18,413	15,373
Additional paid-in capital	166,424,597	160,858,072
Accumulated deficit	(98,400,038)	(99,229,393)
Total stockholders’ equity	68,042,972	61,644,052
Total liabilities and stockholders’ equity	$102,229,157	$80,655,933

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue	$98,660,035	$98,979,140
Cost of revenue	79,604,958	80,253,172
Gross profit	19,055,077	18,725,968
Operating expenses:
Selling, general, and administrative	17,140,996	16,815,767
Depreciation and amortization	1,163,812	1,314,731
Total operating expenses	18,304,808	18,130,498
Operating income	750,269	595,470
Other income	1,408,000	—
Interest expense	(701,932)	(431,628)
Loss on extinguishment of debt	(167,964)	—
Income before taxes	1,288,373	163,842
Income tax expense	254,004	219,082
Net income (loss)	1,034,369	(55,240)

Deemed dividend for warrant down round feature	(205,014)	—
Net income (loss) applicable to common stockholders	$829,355	$(55,240)
Net income (loss) per share applicable to common stockholders
Basic	$0.05	$(0.00)
Diluted	$0.05	$(0.00)
Weighted average number of common shares outstanding
Basic	16,661,472	15,347,039
Diluted	16,755,560	15,347,039

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2018	15,328,870	$15,329	$159,701,542	$(99,174,153)	$60,542,718
Stock-based compensation	—	—	1,085,906	—	1,085,906
Shares issued for Employee Stock Purchase Plan options	44,035	44	70,624	—	70,668
Net loss	—	—	—	(55,240)	(55,240)
Balance, December 31, 2019	15,372,905	15,373	160,858,072	(99,229,393)	61,644,052
Stock-based compensation	—	—	1,488,177	—	1,488,177
Release of deferred stock units	28,116	28	(28)	—	—
Shares issued for Employee Stock Purchase Plan options	62,398	62	63,087	—	63,149
Sale of common stock, net of issuance costs	2,950,000	2,950	3,044,597	—	3,047,547
Warrant issued with note payable	—	—	765,678	—	765,678
Deemed dividend	—	—	205,014	(205,014)	—
Net income	—	—	—	1,034,369	1,034,369
Balance, December 31, 2020	18,413,419	$18,413	$166,424,597	$(98,400,038)	$68,042,972

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,034,369	$(55,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	261,809	225,061
Amortization of intangibles	1,014,622	1,176,722
Amortization of debt issuance costs and discounts	201,424	93,901
Provision for doubtful accounts	120,936	60,000
Stock-based compensation	1,488,177	1,085,906
Loss on extinguishment of debt	167,964	—
Changes in operating assets and liabilities:
Accounts receivable	(2,311,184)	2,752,358
Prepaid expenses and other current assets	82,332	(144,511)
Security deposits and other assets	(66,312)	46,922
Accounts payable and accrued liabilities	1,280,418	(2,919,577)
Deferred revenue and other liabilities	(176,898)	(45,663)
Net cash provided by operating activities	3,097,657	2,275,879
Cash flows from investing activities:
Purchase of property and equipment	(443,644)	(145,008)
Purchase of capitalized software development	(62,428)	(156,325)
Net cash used in investing activities	(506,072)	(301,333)
Cash flows from financing activities:
Proceeds from credit facilities	71,126,110	99,403,848
Repayments of credit facilities	(71,666,261)	(100,157,654)
Debt issuance costs	(1,056,978)	—
Proceeds from shares issued for Employee Stock Purchase Plan	63,149	70,668
Proceeds from the sale of common stock, net of issuance costs	3,047,547	—
Repayments of capital lease obligations	—	(2,597)
Net cash provided by (used in) financing activities	1,513,567	(685,735)
Net increase in cash and cash equivalents	4,105,152	1,288,811
Cash and cash equivalents at beginning of period	3,411,108	2,122,297
Cash and cash equivalents at end of period	$7,516,260	$3,411,108

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

On October 19, 2020, Quest acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc. (“Green Remedies”), a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC. See Note 3 for more information regarding the acquisition.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2020 and 2019.

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

We use significant estimates when accounting for the carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes, and the fair value of assets and liabilities acquired in asset acquisitions, all of which are discussed in their respective notes to the consolidated financial statements.

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

As of December 31, 2020 and 2019, we had established an allowance of $935,261 and $767,464, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

In the year ended December 31, 2020 we recorded a $47,940 increase in our allowance for doubtful accounts related to certain receivables acquired in the Green Remedies acquisition as further described in Note 3.

The changes in our allowance for doubtful accounts for the years ended December 31, 2020 and 2019 were as follows:

	Years ended December 31,
	2020	2019
Beginning balance	$767,464	$929,339
Bad debt expense	120,936	60,000
Uncollectible accounts written off, net	(1,079)	(221,875)
Addition related to acquisition	47,940	—
Ending balance	$935,261	$767,464

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We did not recognize any impairment charges for long-lived assets during 2020 and 2019.

Goodwill

We record as goodwill the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree, and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. We performed our most recent goodwill impairment analysis in the third quarter of 2020, utilizing an income approach with no impairment recorded.  We believe that the discounted cash flow method best captures the significant value-creating activities we are undertaking.  The primary assumptions in our income approach included estimating cash flows and projections.  We determined that the fair value of our goodwill exceeded our carrying value, and consequently, no impairment was deemed to have occurred.  However, a prolonged period of declining gross margins or a significant decrease in our anticipated revenue growth could result in the write-off of a portion or all of our goodwill and other intangible assets in future periods.

Net Income (Loss) per Share

We compute basic net income (loss) per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for Deferred Stock Units, or “DSUs”, during the period. We compute diluted net income (loss) per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options.  Dilutive potential securities are excluded from the computation of earnings per share if their effect is antidilutive.  The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation insured level per institution. The bank cash balances on deposit may periodically exceed federally insured limits, such as $6,875,321 at December 31, 2020; however, we have never experienced any losses related to these balances.

We sell our services and products primarily to customers without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses.  From year to year, the customers that exceed 10% of our annual revenue, if any, may change. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances for the years ended December 31, 2020 and 2019:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2020	3	51%	27%
2019	3	53%	36%

We believe we have no significant credit risk in excess of recorded reserves.

Leases

We determine if an arrangement is a lease at inception.  Operating leases are included in operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities on our consolidated balance sheets.  We currently do not have any material finance lease arrangements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in effect at the commencement date of the lease in determining the present value of future payments.

When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and if it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2020 and 2019, advertising expense totaled $51,247 and $20,364, respectively.

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

•	We measure the expected volatility using the historical changes in the market price of our common stock;
•	We use the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards to approximate the risk-free interest rate; and
•	We recognize the effects of forfeitures in compensation cost when they occur.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Business Combinations

Our acquisition of the assets of Green Remedies was accounted for in accordance with ASC Topic 805, Business Combinations.  In purchase accounting, identifiable assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill.  In determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets.  Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives.  See Note 3 for more information related to our acquisition.

Our consolidated financial statements include the results of operations from the date of the acquisition.

We expense all acquisition-related costs as incurred in selling, general and administrative expenses in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

Adopted

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11 Earnings per Share (Topic 260). The amendments in Part I of this ASU changed the classification analysis of certain equity-linked financial instruments with down round features.  When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.  The amendments also clarify existing disclosure requirements for equity-classified instruments.  As a result, a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.  For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered.  That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  A deemed dividend of $205,014 was recorded in the year ended December 31, 2020 as a result of the down round provision in certain outstanding warrants.  See Notes 13 and 14.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848):  Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides operational guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (“LIBOR”).  The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.  The expedients and exceptions provided by the amendments generally do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  As further discussed in Note 7, our ABL Facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.   As such, we do not expect the transition away from LIBOR to have a material impact on our consolidated financial statements.

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

3.  Acquisition

On October 19, 2020, we acquired substantially all of the assets of Green Remedies (the “Green Remedies Assets”) pursuant to the Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of October 19, 2020, among the Company, Green Remedies and Alan Allred (the “Acquisition”). Green Remedies is a leading provider of independent environmental services, particularly in the multi-family housing market, and is located in Burlington, NC.  The acquisition strengthens our presence across key markets, particularly in multi-family housing.  The total purchase price for the Green Remedies Assets was approximately $16.1 million at close, which includes an earn out estimate tied to future performance over the next three years.  As of December 31, 2020, we paid $10.9 million in cash and recorded $5.2 million in accrued liabilities for deferred payments due to the previous owner.  We funded the acquisition primarily with a term note to Monroe Capital, as further discussed in Note 7, which is secured by a first priority lien on substantially all of QRHC’s tangible and intangible assets.

The following table sets forth the purchase consideration paid and the amount of assets acquired and liabilities assumed as of the acquisition date:

Sources of consideration paid:
Cash (1)	$10,869,599
Payable to seller (2)	296,284
Seller's Note, net (3)	2,170,000
Deferred seller consideration (4)	2,290,000
Deferred consideration - earn out	440,000
$16,065,883

Purchase price allocation:
Accounts receivable, net	1,331,190
Machinery and equipment	1,270,705
Intangible assets	5,890,000
Goodwill	8,101,895
Current liabilities	(527,907)
$16,065,883
(1) Financed with Monroe Loan
(2) Working capital adjustment
(3) Gross principal is $2,684,250, recorded net of OID calculated using discounted cash flow method
(4) Gross consideration is $2,684,250, recorded at fair value using discounted cash flow method

The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date.

The intangible assets acquired were valued using an income approach; specifically, the multi-period excess earnings method for valuing the customer list and the relief from royalty method for valuing the trademark.  The key assumptions used to value the customer list at $5,480,000 included, among others, attrition rates, average customer life, and discount rate.  The key assumptions used to value the trademark at $410,000 included, among others, revenue projection, pretax royalty rate, and discount rate.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired and primarily reflects future synergies.  The goodwill related to the Green Remedies assets is deductible for income tax purposes.

Deferred consideration payable to the seller includes $2,290,000 net payable in either cash or shares of our common stock, and an earn-out not to exceed $2,250,000 over an earn-out period, as defined in the Asset Purchase Agreement.  We valued the earn-out liability at $440,000 using a Monte Carlo simulation.  As the earn-out liability is a contingent consideration arrangement, it is subject to periodic revaluation in accordance with ASC 820 Fair Value Measurement.

We incurred acquisition and integration costs of approximately $550,000, which is included in Selling, General and Administrative expense in the year ended December 31, 2020.

The following table presents unaudited pro forma information for the years ended December 31, 2020 and 2019 as if the Acquisition had occurred at the beginning of our 2019 fiscal year.  The unaudited pro forma information includes adjustments for amortization expense on definite lived intangible assets acquired, interest expense on debt incurred related to the acquisition, and the related income tax effects.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the Acquisition had been effected on the dates previously set forth, nor is it indicative of the future operating results or financial position in combination.

	Year Ended December 31,
	2020	2019
	(unaudited)
Revenue	$108,350,773	$109,796,405
Net income (loss)	$942,746	$(578,226)
Income (loss) per share - basic and diluted	$0.06	$(0.04)

Included in our Consolidated Statement of Operations as of December 31, 2020 related to Green Remedies, is revenue of approximately $2.6 million and net income of approximately $550,000 since the acquisition date of October 19, 2020.

4. Property and Equipment, net, and Other Assets

At December 31, 2020 and 2019, Property and equipment, net, and other assets consisted of the following:

	As of December 31,
	2020	2019
Vehicles	$493,373	$493,373
Computer equipment	306,122	247,776
Office furniture and fixtures	545,897	541,464
Machinery and equipment	2,278,777	688,137
Leasehold improvements	558,035	558,035
Property and equipment, gross	4,182,204	2,528,785
Accumulated depreciation	(2,195,198)	(1,994,320)
Property and equipment, net	1,987,006	534,465
Right-of-use operating lease assets	1,103,761	1,595,044
Security deposits and other assets	293,288	306,585
Property and equipment, net, and other assets	$3,384,055	$2,436,094

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment.  Depreciation expense for the year ended December 31, 2020 was $261,809, including $112,619 of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts.  Depreciation expense for the year ended December 31, 2019 was $225,061, including $87,053 depreciation expense recorded in “Cost of revenue.”

We recorded right-of-use operating lease assets related to our corporate office lease and the office lease space in Burlington, NC in accordance with ASC 842.  Refer to Note 8, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues, and accounts receivable as of the Closing Date.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $259,017 and $163,781 related to the earn-out included in “Accounts receivable” as of December 31, 2020 and December 31, 2019, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2020	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer lists	5 years	$5,480,000	$218,022	$5,261,978
Software	7 years	2,153,061	1,285,058	868,003
Trademarks	7 years	410,000	11,651	398,349
Patents	7 years	230,683	230,683	—
Total finite lived intangible assets		$8,273,744	$1,745,414	$6,528,330

December 31, 2019	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$12,720,000	$12,720,000	$—
Trademarks	7 years	6,235,069	5,751,037	484,032
Patents	7 years	230,683	230,683	—
Software	7 years	2,090,633	984,141	1,106,492
Customer lists	5 years	307,153	307,153	—
Total finite lived intangible assets		$21,583,538	$19,993,014	$1,590,524

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2019	$58,208,490
Additional goodwill related to Green Remedies asset purchase	8,101,895
Goodwill balance at December 31, 2020	$66,310,385

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $1,014,622 and $1,176,722 for the years ended December 31, 2020 and 2019, respectively.  We expect amortization expense to be approximately $1.45 million for the year ending December 31, 2021, approximately $1.4 million for the year ending December 31, 2022, approximately $1.3 million for the year ending December 31, 2023, approximately $1.25 million for the year ending December 31, 2024, approximately $1.0 million for the year ending December 31, 2025, and approximately $130,000 thereafter. We have no indefinite-lived intangible assets other than goodwill. $58.2 million of the goodwill is not deductible for tax purposes, while $8.1 million of goodwill added in the Green Remedies asset acquisition is deductible over its tax-basis life. As required by FASB ASC Topic 350, Intangibles – Goodwill and Other, we performed our goodwill impairment analysis in the third quarter of 2020 and 2019 with no impairment recorded in either period.

In October 2020, we recorded $8.1 million in goodwill and $5.9 million of intangible assets as part of the Green Remedies asset acquisition.  See Note 3 for more information on the acquisition.

6. Current liabilities

The components of Accounts payable and accrued liabilities are as follows:

	As of December 31,
	2020	2019
Accounts payable	$12,511,678	$10,436,715
Accrued taxes	837,443	716,545
Employee compensation	1,003,365	1,384,360
Operating lease liability - current portion	668,019	627,896
Other	226,334	151,289
	$15,246,839	$13,316,805

Refer to Note 8 for additional disclosure related to the operating lease liability recorded in accordance with ASC 842.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The components of Other current liabilities is as follows:

	As of December 31,
	2020	2019
Deferred seller consideration, current	$1,342,125	$—
Deferred revenue	50,454	19,644
	$1,392,579	$19,644

Refer to Note 3 for additional disclosure related to the deferred seller consideration related to the Green Remedies asset acquisition.

7. Notes payable and Other long-term liabilities, net

Our debt obligations are as follows:

		Years ended December 31,
	Interest Rate (1)	2020	2019
Monroe Term Loan (2)	9.75%	$11,500,000	$—
Green Remedies Promissory Note (3)	3.0%	2,684,250	—
BBVA ABL Facility (4)	3.0%	4,299,333	—
Citizens Bank ABL Facility	—	—	4,738,136
Total notes payable		18,483,583	4,738,136
Less: Current portion of long-term debt		(624,383)	—
Less: Unamortized debt issuance costs		(1,670,529)	(203,453)
Less: Unamortized OID		(494,343)	—
Less: Unamortized OID warrant		(745,703)	—
Notes payable, net		$14,948,625	$4,534,683
(1) Interest rates as of December 31, 2020
(2) Bears interest at LIBOR rate plus Applicable Margin ranging from 7.5%-10.5%
(3) Stated interest rate of 3.0%, discounted cash flow rate of 13%
(4) Bears interest at a Base rate, as defined, plus a margin of 0.75% to 1.25%

The future minimum principal payments as of December 31, 2020 are as follows:

Year Ending December 31,	Amount
2021	$624,383
2022	651,897
2023	651,850
2024	651,850
2025	15,903,603
Total	$18,483,583

We capitalize financing costs we incur related to implementing our debt arrangements.  We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements.  The table below summarizes changes in debt issuance costs.

	December 31,
	2020	2019
Debt issuance costs
Beginning balance	$203,453	$297,354
Financing costs deferred	1,757,856	—
Less: Amortization expense	(143,365)	(93,901)
Less: Write-offs	(147,415)	—
Debt issuance costs, net of accumulated amortization	$1,670,529	$203,453

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Revolving Credit Facility

On August 5, 2020 and then as amended on October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “BBVA Loan Agreement”) with BBVA USA, as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising the following:

•

An asset-based revolving credit facility in the maximum principal amount of $15.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. Each loan under the revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus the Applicable Margin, or the LIBOR Lending Rate for the Interest Period in effect, plus the Applicable Margin, in each case as defined in the BBVA Loan Agreement. The maturity date of the revolving credit facility is April 19, 2025. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.

•

An equipment loan facility in the maximum principal amount of $2.0 million. Loans under the equipment loan facility may be requested at any time until August 5, 2023. Each loan under the equipment loan facility bears interest, at the borrowers’ option, at either the Base Rate, plus 1.75%, or the LIBOR Lending Rate for the Interest Period in effect, plus 2.75%. The maturity date of the equipment loan facility is April 19, 2025.

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

The ABL Facility bears interest, at our option, at either the Base Rate, as defined in the BBVA Loan Agreement, plus a margin ranging from 0.75% to 1.25% (3.0% as of December 31, 2020), or the LIBOR Lending Rate for the interest period in effect, plus a margin ranging from 1.75% to 2.25% (no borrowings as of December 31, 2020).

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

As of December 31, 2020, the ABL Facility borrowing base availability was $12,816,237, of which $4,299,333 principal was outstanding.

LIBOR is expected to be discontinued after 2021.  The ABL Facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.  However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR.  We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and will work with BBVA USA to ensure any transition away from LIBOR will have minimal impact on our financial condition.  We, however, can provide no assurances regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.

PPP Loan

As a result of the uncertainty surrounding the COVID-19 pandemic and its impact on our operating results, we applied for and, on May 5, 2020, we received loan proceeds of $1.4 million under the Paycheck Protection Program (“PPP”) under a promissory note from BMO Harris Bank National Association (the “PPP Loan”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”).  The PPP Loan has a two-year term and bears interest at an annual interest rate of 1%.  Monthly principal and interest payments are deferred for six months, and the maturity date is April 30, 2022.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

We used the $1.4 million of loan proceeds to fund eligible payroll, rent and utility expenses under the terms of the PPP Loan.  As a result, we met the PPP eligibility criteria for forgiveness and have concluded that the PPP Loan represents, in substance, funds provided under a government grant.  We received confirmation from BMO Harris Bank of the full loan forgiveness and repayment by the SBA effective December 28, 2020.  As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance,” we have recognized the use of $1.4 million of the loan proceeds as of December 31, 2020 as Other Income.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, with Monroe Capital, as administrative agent for the lenders thereto.  Among other things, the Credit Agreement provides for the following:

•

A senior secured term loan facility in the principal amount of $11.5 million. The senior secured term loan at the LIBOR Rate for LIBOR Loans plus the Applicable Margin; provided, that if the provision of LIBOR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025 (the "Maturity Date").  The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date.  Proceeds of the senior secured term loan were permitted to be used in connection with the acquisition.

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

The Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio.  In addition, the Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements.  The Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, change of control, and failure of any guaranty or security document supporting the Credit Agreement to be in full force and effect. Upon the occurrence of an event of default, the outstanding obligations under the Credit Agreement may be accelerated and become immediately due and payable.

At the same time as the borrowing of the $11.5 million under the Credit Agreement, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately.  For the $12.5 million delayed draw term loan facility, we will issue a separate warrant to purchase 350,000 shares upon drawing on this facility or on October 19, 2021, whichever occurs first, or upon certain other events.  Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028.  We estimated the value of the 500,000-share warrant issued using the Black Scholes option pricing model and recorded a debt discount of approximately $766,000 which will be amortized over the term of the Credit Agreement.  We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time and upon a date two years after the closing date of the agreement.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to the seller of Green Remedies in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Interest Expense

The amount of interest expense related to borrowings for the years ended December 31, 2020 and 2019 was $475,071 and $326,212, respectively. Debt issuance cost of $1,757,856 is being amortized to interest expense over the lives of the related debt arrangements.  As of December 31, 2020, the unamortized portion of the debt issuance costs was $1,670,529.  The amount of interest expense related to the amortization of debt issuance costs for the years ended December 31, 2020 and 2019 was $143,365 and $93,901, respectively.  Debt discount (“OID”) of $1,674,178 is being amortized to interest expense over the lives of the related debt and consideration arrangements.  As of December 31, 2020, the unamortized portion of OIDs was $1,596,144.  The amount of interest expense related to the amortization of OID costs for the years ended December 31, 2020 and 2019 is $78,034 and nil, respectively.

Other long-term liabilities, net

	December 31,
	2020	2019
Deferred seller consideration, net of discount	$986,028	$—
Deferred consideration - earn-out	440,000	—
Other	547,731	1,140,749
	$1,973,759	$1,140,749

We recorded deferred consideration in connection with the Green Remedies asset purchase as further described in Note 3.  The non-current portion of deferred consideration payable to the seller is payable in either cash or shares of our common stock.  The earn-out is not to exceed $2,250,000 over an earn-out period, as defined in the Asset Purchase Agreement.  We valued the earn-out liability at $440,000 using a Monte Carlo simulation.

8. Leases

We lease corporate office space in The Colony, Texas under an 84-month, non-cancelable operating lease.  Upon the adoption of ASC 842 on January 1, 2019, we recorded approximately $2.0 million and $2.2 million to record the operating lease right-of-use asset and the related liabilities, respectively. The lease expires in October 2022.  Our office lease has a remaining term of 1.75 years as of December 31, 2020, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.

In connection with our acquisition of the assets of Green Remedies, we entered into a lease for office space in Burlington, NC.  We recorded a right of use asset associated with this lease of approximately $80,000.  The lease expires in October 2023.  This office lease had a remaining term of 2.8 years as of December 31, 2020, and we used an effective interest rate of 9.50%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.  This lease may be terminated under certain conditions as defined in the lease agreement.  The lessor is a related party that is owned by the seller of Green Remedies and is employed by us.

The future minimum lease payments required under our office leases as of December 31, 2020 are as follows:

Year Ending December 31,	Amount
2021	$694,800
2022	528,750
2023	24,513
Total lease payments	1,248,063
Less: Interest	(36,480)
Present value of lease payments	1,211,583

We leased certain equipment to a customer under a lease arrangement that expired in 2020.  The capital lease receivable amounts are approximately $5,000 at December 31, 2019, which was included in Prepaid expenses and other current assets.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet.  Right-of-use assets and related liabilities related to finance leases at December 31, 2020 are de minimis.

	As of December 31,
	2020	2019
Operating Leases
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,103,761	$1,595,044

Lease Liabilities:
Accounts payable and accrued liabilities	$668,019	$627,896
Other long-term liabilities	543,564	1,136,583
Total operating lease liabilities	$1,211,583	$1,764,479

Lease Costs

For the years ended December 31, 2020 and 2019, we recorded $608,674 and $602,587, respectively, of fixed cost operating lease expense.  Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the lease through August 2022.  This minimum annual incentive is $63,000, which increased to $93,600 for the annual incentive period starting September 2020 through the remainder of the lease term.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant.  The sublease agreement is accounted for as an operating lease and we recognize sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022.  Sublease income, net of amortized leasing costs, for the year ended December 31, 2020 and 2019 was approximately $49,000 and $4,000, respectively.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the years ended December 31, 2020 and 2019.

9. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations.  Service revenues are primarily generated from fees charged for our collection, transfer, disposal and recycling services and from sales of commodities by our recycling operations.  In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid, as well as minor ancillary services.

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Three customers accounted for 51% of revenue for the year ended December 31, 2020, and three customers accounted for 53% of revenue for the year ended December 31, 2019.  We operate primarily in the United States, with minor services in Canada.

	Year Ended December 31,
	2020	2019
Revenue Type:
Services	$90,088,862	$88,841,868
Product sales and other	8,571,173	10,137,272
Total revenue	$98,660,035	$98,979,140

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

As of December 31, 2020 and 2019 we had $100,000 and $113,750, respectively, of deferred contract costs.  During the year ended December 31, 2020, we amortized $203,750 deferred contract costs to selling, general, and administrative expense.  During the year ended December 31, 2019, we amortized $215,000 deferred contract costs to selling, general, and administrative expense.

Certain customers are billed in advance, and, accordingly, recognition of related revenues is deferred as a contract liability until the services are provided and control transferred to the customer.  As of December 31, 2020 and 2019, we had $50,454 and $19,644, respectively, of deferred revenue, which was classified in “Other current liabilities.”

10. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2020 and 2019, and we have recorded a valuation allowance of $12,533,000 and $12,452,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	As of December 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss	$3,961,000	$4,616,000
Depreciation and amortization	4,829,000	5,002,000
Stock-based compensation	3,442,000	3,113,000
Capitalized software costs	(237,000)	(561,000)
Bonus accrual	221,000	—
Allowance for doubtful accounts	255,000	206,000
Other	62,000	76,000
Total deferred tax assets, net	12,533,000	12,452,000
Less: valuation allowance	(12,533,000)	(12,452,000)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 27%.  We had state income tax expense of $254,004 and $219,082 for the years ended December 31, 2020 and 2019, respectively, which is attributable to state obligations for states with no net operating loss carryforwards, and the continued reserve against the benefit of the net operating losses at the federal level.  The provision for income taxes consisted of the following:

	Years Ended December 31,
	2020	2019
Current	$254,004	$219,082
Deferred	—	—
Total	$254,004	$219,082

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The reconciliation between the income tax expense calculated by applying statutory rates to net loss and the income tax expense reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2020	2019
U.S. federal statutory rate applied to pretax income	$271,000	$34,000
State taxes, net of federal benefit	237,004	165,082
Permanent differences	(378,000)	11,000
Benefit of federal operating loss carryforwards	(411,000)	(381,000)
Change in state tax rates and other	454,000	140,000
Change in valuation allowance	81,000	250,000
	$254,004	$219,082

As of December 31, 2020 and 2019, we had federal income tax net operating loss carryforwards of approximately $14,500,000 and $17,200,000, respectively, which expire at various dates ranging from 2032 through 2037.  We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss.  Such limitation of the net operating losses may have occurred, which we have not fully analyzed at this time as we have fully reserved the deferred tax asset.

As of December 31, 2020 and 2019, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2021. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2017 to 2020. Tax audits by their very nature are often complex and can require several years to complete.

11. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue and notes payable. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values using Level 3 inputs, based on their short maturities or, for notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities.

12. Commitments and Contingencies

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2020 and 2019.

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees.  Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the plan.  For the years ended December 31, 2020 and 2019, our plan contribution expense was $184,148 and $182,702, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

13. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or were outstanding as of December 31, 2020 and 2019.  Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 18,413,419 and 15,372,905 shares were issued and outstanding as of December 31, 2020 and 2019, respectively.

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

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”). We recorded expense of $36,480 and $31,848 related to the ESPP during the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, we issued an aggregate 62,398 shares of common stock for $63,149, all to employees under our ESPP, as follows:

•	On May 14, 2020, we issued 30,206 shares for $30,040 for options that vested and were exercised.
•	On November 14, 2020, we issued 32,192 shares for $33,109 for options that vested and were exercised.

During the year ended December 31, 2019 we issued an aggregate 44,035 shares of common stock for $70,668, all to employees under our ESPP, as follows:

•	On May 14, 2019, we issued 21,283 shares for $29,669 for options that vested and were exercised.
•	On November 14, 2019, we issued 22,752 shares for $40,999 for options that vested and were exercised.

Warrants

The following table summarizes the warrants issued and outstanding as of December 31, 2020:

Warrants Issued and Outstanding as of December 31, 2020
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants	3/30/2016	3/30/2021	$3.88	90,431
Exercisable warrants	3/30/2016	3/30/2021	$1.15	430,629
Exercisable warrants	10/19/2020	3/19/2028	$1.50	500,000
Total warrants issued and outstanding				1,021,060

During the year ended December 31, 2020, we had the following warrant activity:

•

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

•

As discussed in Note 7, we issued a warrant in connection with a credit agreement to purchase 500,000 shares of QRHC’s common stock exercisable immediately at an exercise price of $1.50 per share and an expiration date of March 19, 2028.

•	No holders exercised warrants during the year.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

During the year ended December 31, 2019, we did not issue any warrants and no holders exercised warrants.

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

Stock Options

The following table summarizes the stock option activity from January 1, 2019 through December 31, 2020:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2019	1,773,066	$1.17 — $26.00	$7.02
Granted	1,074,515	$1.51 — $3.12	$1.93
Canceled/Forfeited	(402,128)	$1.51 — $26.00	$15.64
Outstanding at December 31, 2019	2,445,453	$1.17 — $23.20	$3.37
Granted	998,713	$1.35 — $2.32	$1.56
Canceled/Forfeited	(266,224)	$1.48 — $16.80	$3.55
Outstanding at December 31, 2020	3,177,942	$1.17 — $23.20	$2.78

The weighted-average grant-date fair value of options granted was $1.01 and $1.23 for the years ended December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019, the intrinsic value of options outstanding was approximately $1,149,021 and $360,573, respectively, and the intrinsic value of options exercisable was approximately $432,248 and $53,259, respectively.

The following additional information applies to options outstanding at December 31, 2020:

Range of Exercise Prices	Outstanding at December 31, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2020	Weighted- Average Exercise Price
$1.17 - $23.20	3,177,942	7.4	$2.78	1,877,392	$3.40

The following additional information applies to options outstanding at December 31, 2019:

Range of Exercise Prices	Outstanding at December 31, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2019	Weighted- Average Exercise Price
$1.17 - $23.20	2,445,453	7.6	$3.37	1,209,087	$4.47

Stock-based compensation expense for stock-based incentive awards was $1,171,885 and $1,019,409 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately $1.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2 years.

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

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2020 and 2019 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2020	2019
Expected volatility	75%	76%
Risk-free interest rate	0.49%	2.37%
Expected dividends	0.00%	0.00%
Expected term in years	5.7	5.8

Deferred Stock Units – During the year ended December 31, 2020, we granted 47,212 DSUs and recorded director compensation expense of $74,496 related to the grants.  In addition, during the year ended December 31, 2020 we granted 39,684 DSUs to executive employees and recorded compensation expense of $205,316, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees. During the year ended December 31, 2019, we granted 14,451 DSUs and recorded director compensation expense of $34,649 related to the grants.  We had 73,231 and 14,451 DSUs outstanding at December 31, 2020 and 2019, respectively.

14. Net Income (Loss) per Share

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Years Ended December 31,
	2020	2019
Numerator:
Net income (loss)	$1,034,369	$(55,240)
Deemed dividend for warrant down round provision	(205,014)	—
Net income (loss) applicable to common stockholders	829,355	(55,240)
Denominator:
Weighted average common shares outstanding, basic	16,661,472	15,347,039
Effect of dilutive common shares	94,088	—
Weighted average common shares outstanding, diluted	16,755,560	15,347,039
Net income (loss) per share:
Basic	$0.05	$(0.00)
Diluted	$0.05	$(0.00)
Anti-dilutive securities excluded from diluted net income (loss) per share:
Stock options	1,939,525	2,445,453
Warrants	90,431	521,060
Total anti-dilutive securities excluded from net income (loss) per share	2,029,956	2,966,513

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$371,930	$351,741
Cash paid for income taxes	$272,308	$76,030

Supplemental non-cash activities:
Repayment of Citizens ABL	$3,385,560	$—
Debt issuance costs	$700,878	$—
Original issue discount - Seller's Note, Monroe Loan, Deferred consideration	$1,674,178	$—
Deemed dividend for warrant down round feature	$205,014	$—
Acquisition of Green Remedies	$16,065,883	$—

16.  Related Party Transactions

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

See Note 7 for further information regarding a promissory note issued to the seller of Green Remedies in connection with the asset purchase.  The seller of Green Remedies is currently an employee of ours.

See Note 8 for further information regarding an operating lease held by a current employee and seller of Green Remedies.

See Note 13 for further information regarding additional purchases of QRHC’s common stock by our Chairman of the Board and our largest stockholder in the Offering that closed on August 5, 2020.