Form 10-K/A
period 2020-12-31
Quest Resource Holding Corp
filed 2021-03-23
CIK 1442236

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

(972) 464-0004

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	QRHC	NASDAQ

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the Registrant has elected to not use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of March 1, 2021, the Registrant had 18,413,419 shares of common stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend the Annual Report on Form 10-K of Quest Resource Holding Corporation (the “Company”) as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (the “Original Filing”) to file Exhibit 23.1, Consent of Semple, Marchal & Cooper, LLP, Independent Registered Public Accounting Firm (the “Auditor Consent”).

This Amendment is being filed solely to provide the Auditor Consent which includes the consent to the incorporation by reference to the Form S-3 (File No. 333-227800). This Amendment does not otherwise modify, amend or update in any way the disclosures contained in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC after the date of the Original Filing.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished
Exhibit Number	Description	Form	Exhibit	File No.	Date Filed	Herewith
23.1	Consent of Semple, Marchal & Cooper LLP					Filed
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: March 23, 2021

/s/ S. Ray Hatch

S. Ray Hatch

President and Chief Executive Officer