Form 10-Q
period 2021-03-31
Quest Resource Holding Corp
filed 2021-05-17
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were outstanding 18,697,549 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,754,183	$7,516,260
Accounts receivable, less allowance for doubtful accounts of $977,490 and $935,261 as of March 31, 2021 and December 31, 2020, respectively	20,722,591	17,420,889
Prepaid expenses and other current assets	1,184,198	1,069,238
Total current assets	32,660,972	26,006,387

Goodwill	66,310,385	66,310,385
Intangible assets, net	6,205,531	6,528,330
Property and equipment, net, and other assets	3,240,757	3,384,055
Total assets	$108,417,645	$102,229,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,303,449	$15,246,839
Other current liabilities	1,583,620	1,392,579
Current portion of notes payable	624,383	624,383
Total current liabilities	22,511,452	17,263,801

Notes payable, net	14,300,300	14,948,625
Other long-term liabilities, net	1,853,182	1,973,759
Total liabilities	38,664,934	34,186,185

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 18,689,807 and 18,413,419 shares issued and outstanding as of March 31, 2021 and December 31, 2020	18,690	18,413
Additional paid-in capital	166,987,319	166,424,597
Accumulated deficit	(97,253,298)	(98,400,038)
Total stockholders’ equity	69,752,711	68,042,972
Total liabilities and stockholders’ equity	$108,417,645	$102,229,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenue	$35,101,991	$25,331,814
Cost of revenue	28,662,113	20,788,816
Gross profit	6,439,878	4,542,998
Operating expenses:
Selling, general, and administrative	4,262,560	4,409,323
Depreciation and amortization	407,283	333,753
Total operating expenses	4,669,843	4,743,076
Operating income (loss)	1,770,035	(200,078)
Interest expense	(561,462)	(84,321)
Income (loss) before taxes	1,208,573	(284,399)
Income tax expense (benefit)	61,833	(52,732)
Net income (loss)	$1,146,740	$(231,667)

Net income (loss) applicable to common stockholders	$1,146,740	$(231,667)
Net income (loss) per share applicable to common stockholders
Basic	$0.06	$(0.02)
Diluted	$0.06	$(0.02)
Weighted average number of common shares outstanding
Basic	18,504,993	15,396,703
Diluted	19,412,685	15,396,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2020	18,413,419	$18,413	$166,424,597	$(98,400,038)	$68,042,972
Stock-based compensation	—	—	309,610	—	309,610
Stock option and warrant exercises	276,388	277	253,112	—	253,389
Net income	—	—	—	1,146,740	1,146,740
Balance, March 31, 2021	18,689,807	$18,690	$166,987,319	$(97,253,298)	$69,752,711

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2019	15,372,905	$15,373	$160,858,072	$(99,229,393)	$61,644,052
Stock-based compensation	—	—	377,317	—	377,317
Net loss	—	—	—	(231,667)	(231,667)
Balance, March 31, 2020	15,372,905	$15,373	$161,235,389	$(99,461,060)	$61,789,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,146,740	$(231,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	110,136	50,220
Amortization of intangibles	365,524	297,351
Amortization of debt issuance costs and discounts	211,622	23,475
Provision for doubtful accounts	34,486	30,824
Stock-based compensation	309,610	377,317
Changes in operating assets and liabilities:
Accounts receivable	(3,336,188)	(1,316,640)
Prepaid expenses and other current assets	(114,960)	(264,243)
Security deposits and other assets	(860)	13,005
Accounts payable and accrued liabilities	5,036,660	1,000,267
Other liabilities	191,041	2,967
Net cash provided by (used in) operating activities	3,953,811	(17,124)
Cash flows from investing activities:
Purchase of property and equipment	(115,886)	(27,740)
Purchase of intangible assets	(42,725)	(11,198)
Net cash used in investing activities	(158,611)	(38,938)
Cash flows from financing activities:
Proceeds from credit facilities	13,361,685	23,630,642
Repayments of credit facilities	(14,036,808)	(23,635,775)
Repayments of notes payable	(135,543)	—
Proceeds from stock option exercises	253,389	—
Net cash used in financing activities	(557,277)	(5,133)
Net increase (decrease) in cash and cash equivalents	3,237,923	(61,195)
Cash and cash equivalents at beginning of period	7,516,260	3,411,108
Cash and cash equivalents at end of period	$10,754,183	$3,349,913

Supplemental cash flow information:
Cash paid for interest	$353,960	$56,482
Cash paid for income taxes	4,000	50,233

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

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2021 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2020 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

Adopted

On January 1, 2021, we adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes – (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions and amending guidance to improve consistent application of accounting over income taxes.  The adoption of the standard did not have a material effect on our consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848):  Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This standard provides operational guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (“LIBOR”).  The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.  The expedients and exceptions provided by the amendments generally do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022.  As further discussed in Note 7, our ABL facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.   As such, we do not expect the transition away from LIBOR to have a material impact on our consolidated financial statements.

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

3.  Acquisition

On October 19, 2020, we acquired substantially all of the assets of Green Remedies (the “Green Remedies Assets”) pursuant to the Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of October 19, 2020, among the Company, Green Remedies and Alan Allred (the “Acquisition”). Green Remedies is a leading provider of independent environmental services, particularly in the multi-family housing market, and is located in Burlington, NC.  The Acquisition strengthens our presence across key markets, particularly in multi-family housing.  The total purchase price for the Green Remedies Assets was approximately $16.1 million at close, which includes an earn out estimate tied to future performance over the next three years.  We funded the Acquisition primarily with funds pursuant to the Monroe Capital term note, as further discussed in Note 7, which is secured by a first priority lien on substantially all of QRHC’s tangible and intangible assets.

The following table sets forth the purchase price allocation amount of assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation:
Accounts receivable, net	1,331,190
Machinery and equipment	1,270,705
Intangible assets	5,890,000
Goodwill	8,101,895
Current liabilities	(527,907)
$16,065,883

The purchase price was allocated based on an estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired and primarily reflects future synergies.  The goodwill related to the Green Remedies Assets is deductible for income tax purposes.

Deferred consideration payable to the seller includes $2,684,250 payable in either cash or shares of our common stock at our option, and an earn-out not to exceed $2,250,000 over an earn-out period, as defined in the Asset Purchase Agreement.  We valued the earn-out liability at $440,000 using a Monte Carlo simulation (a Level 3 measurement under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement).  The fair value estimate uses unobservable inputs that reflect our own assumptions as to the performance target benchmarks of the acquired business and discount rates used in the calculation.  As the earn-out liability is a contingent consideration arrangement, it is subject to periodic revaluation in accordance with ASC 820.  Changes in the estimated fair value of the contingent earn-out consideration would be reflected in our results of operations in the period in which they are identified.  We believe the estimated fair value of the earn-out, based on the evaluation of the performance of the acquired business is materially accurate as of March 31, 2021.

The following table presents unaudited pro forma information for the three months ended March 31, 2020 as if the Acquisition had occurred at the beginning of our 2020 fiscal year.  The unaudited pro forma information includes adjustments for amortization expense on definite lived intangible assets acquired, interest expense on debt incurred related to the Acquisition, and the related income tax effects.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the Acquisition had been effected on the dates previously set forth, nor is it indicative of the future operating results or financial position in combination.

Three months ended
March 31, 2020
(unaudited)
Revenue	$28,211,053
Net loss	$(329,717)
Loss per share - basic and diluted	$(0.02)

4. Property and Equipment, net, and Other Assets

At March 31, 2021 and December 31, 2020, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,305,334 and $2,195,198 as of March 31, 2021 and December 31, 2020, respectively	$1,992,756	$1,987,006
Right-of-use operating lease asset	953,852	1,103,761
Security deposits and other assets	294,149	293,288
Property and equipment, net, and other assets	$3,240,757	$3,384,055

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended March 31, 2021 was $110,136, including $68,376 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts and was $50,220 for the three months ended March 31, 2020, including $13,818 of depreciation expense reflected within “Cost of revenue.”

We recorded right-of-use operating lease assets related to our corporate office lease and the office lease space in Burlington, NC in accordance with ASC 842.  Refer to Note 8, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenue, and accounts receivable as of the Closing Date.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $273,165 and $259,017 related to the earn-out included in “Accounts receivable” as of March 31, 2021 and December 31, 2020, respectively.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2021 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer lists	5 years	$5,480,000	$492,021	$4,987,979
Software	7 years	2,179,498	1,361,939	817,559
Trademarks	7 years	426,288	26,295	399,993
Patents	7 years	230,683	230,683	—
Total finite lived intangible assets		$8,316,469	$2,110,938	$6,205,531

December 31, 2020	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer lists	5 years	$5,480,000	$218,022	$5,261,978
Software	7 years	2,153,061	1,285,058	868,003
Trademarks	7 years	410,000	11,651	398,349
Patents	7 years	230,683	230,683	—
Total finite lived intangible assets		$8,273,744	$1,745,414	$6,528,330

March 31, 2021 (Unaudited) and December 31, 2020	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$66,310,385

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets.  Amortization expense related to finite lived intangible assets was $365,524 and $297,351 for the three months ended March 31, 2021 and 2020, respectively.

We have no indefinite-lived intangible assets other than goodwill. $58.2 million of the goodwill is not deductible for tax purposes, while $8.1 million of goodwill added in the Acquisition is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2020 with no impairment recorded.

6.  Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Accounts payable	$17,107,950	$12,511,678
Accrued taxes	887,682	837,443
Employee compensation	1,421,228	1,003,365
Operating lease liability - current portion	672,565	668,019
Other	214,024	226,334
	$20,303,449	$15,246,839

Refer to Note 8, Leases for additional disclosure related to the operating lease liability.

The components of Other current liabilities were as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Deferred seller consideration, current	$1,342,125	$1,342,125
Deferred revenue	241,495	50,454
	$1,583,620	$1,392,579

Refer to Note 3, Acquisition for additional disclosure related to the deferred seller consideration related to the Acquisition.

7. Notes Payable and Other Long-term Liabilities, net

Our debt obligations are as follows:

		March 31,	December 31,
	Interest Rate (1)	2021	2020
		(Unaudited)
Monroe Term Loan (2)	9.75%	$11,471,250	$11,500,000
Green Remedies Promissory Note (3)	3.0%	2,577,457	2,684,250
BBVA ABL Facility (4)	3.0%	3,624,210	4,299,333
Total notes payable		17,672,917	18,483,583
Less: Current portion of long-term debt		(624,383)	(624,383)
Less: Unamortized debt issuance costs		(1,581,811)	(1,670,529)
Less: Unamortized OID		(468,631)	(494,343)
Less: Unamortized OID warrant		(697,792)	(745,703)
Notes payable, net		$14,300,300	$14,948,625
(1) Interest rates as of March 31, 2021
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

March 31,
2021
(Unaudited)
Debt issuance costs
Beginning balance	$1,670,529
Less: Amortization expense	(88,718)
Debt issuance costs, net of accumulated amortization	$1,581,811

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

The ABL Facility bears interest, at our option, at either the Base Rate, as defined in the BBVA Loan Agreement, plus a margin ranging from 0.75% to 1.25% (3.0% as of March 31, 2021), or the LIBOR Lending Rate for the interest period in effect, plus a margin ranging from 1.75% to 2.25% (no borrowings as of March 31, 2021).

As of March 31, 2021, the ABL Facility borrowing base availability was $15,000,000, of which $3,624,210 principal was outstanding.

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

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto.  Among other things, the Credit Agreement provides for the following:

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

At the same time as the borrowing of the $11.5 million under the Credit Agreement, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately.  For the $12.5 million delayed draw term loan facility, we will issue a separate warrant to purchase 350,000 shares upon drawing on this facility or on October 19, 2021, whichever occurs first, or upon certain other events.  Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028.  We estimated the value of the 500,000-share warrant issued using the Black Scholes option pricing model and recorded a debt discount of approximately $766,000 which is being amortized over the term of the Credit Agreement.  We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time and upon a date two years after the closing date of the agreement.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to the seller of Green Remedies in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the three months ended March 31, 2021 and 2020 was $348,307 and $60,845, respectively. Debt issuance costs of $1,757,856 are being amortized to interest expense over the lives of the related debt arrangements.  As of March 31, 2021, the unamortized portion of the debt issuance costs was $1,581,811.  The amount of interest expense related to the amortization of debt issuance costs for the three months ended March 31, 2021 and 2020 was $88,718 and $23,475, respectively.  Debt discount (“OID”) of $1,674,178 is being amortized to interest expense over the lives of the related debt and consideration arrangements.  As of March 31, 2021, the unamortized portion of OIDs was $1,473,239.  The amount of interest expense related to the amortization of OID costs for the three months ended March 31, 2021 and 2020 is $122,905 and nil, respectively.

Other long-term liabilities, net

	March 31,	December 31,
	2021	2020
	(Unaudited)
Deferred seller consideration, net	$1,035,309	$986,028
Deferred consideration - earn-out	440,000	440,000
Operating lease liability	373,706	543,564
Other	4,167	4,167
	$1,853,182	$1,973,759

We recorded deferred consideration in connection with the Acquisition as further described in Note 3.  At March 31, 2021 and December 31, 2020 the unamortized portion of OID on the deferred consideration was $306,816 and $356,097, respectively.  The non-current portion of deferred consideration payable to the seller is payable in either cash or shares of our common stock at our option.  The earn-out is not to exceed $2,250,000 over an earn-out period, as defined in the Asset Purchase Agreement.  We valued the earn-out liability at $440,000 using a Monte Carlo simulation.

8. Leases

We lease corporate office space in The Colony, Texas under an 84-month, non-cancelable operating lease.  Upon the adoption of ASC 842 on January 1, 2019, we recorded approximately $2.0 million and $2.2 million to record the operating lease right-of-use asset and the related liabilities, respectively.  Our office lease had a remaining term of 1.5 years as of March 31, 2021, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.

In connection with our acquisition of the Green Remedies Assets, we entered into a lease for office space in Burlington, NC.  We recorded a right-of-use asset associated with this lease of approximately $80,000.  The lease expires in October 2023.  This office lease had a remaining term of 2.5 years as of March 31, 2021, and we used an effective interest rate of 9.50%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.  This lease may be terminated under certain conditions as defined in the lease agreement.  The lessor is a related party that is owned by the seller of Green Remedies and is employed by us.

The future minimum lease payments required under our office leases as of March 31, 2021 are as follows:

Amount
2021	$521,100
2022	528,750
2023	24,513
Total lease payments	1,074,363
Less: Interest	(28,092)
Present value of lease liabilities	$1,046,271

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at March 31, 2021 are de minimis.

	March 31,	December 31,
	2021	2020
Operating Leases:	(Unaudited)
Right-of-use operating lease asset:
Property and equipment, net and other assets	$953,852	$1,103,761

Lease Liabilities:
Accounts payable and accrued liabilities	$672,565	$668,019
Other long-term liabilities	373,706	543,564
Total operating lease liabilities	$1,046,271	$1,211,583

Lease Costs

For the three months ended March 31, 2021 and 2020, we recorded approximately $158,000 and $150,000, respectively, of fixed cost operating lease expense.  Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the corporate office lease through August 2022.  This minimum annual incentive is $93,600 effective September 2020 through the remainder of the lease term.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant.  The sublease agreement is accounted for as an operating lease and we recognize sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022.  Sublease income, net of amortized leasing costs, for the three months ended March 31, 2021 was approximately $13,000.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the three months ended March 31, 2021 and 2020.  We did not obtain any new operating lease right-of-use assets in the three months ended March 31, 2021.

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Two customers accounted for 46.9% of revenue for the three months ended March 31, 2021, and three customers accounted for 54.0% of revenue for the three months ended March 31, 2020.   We operate primarily in the United States, with minor services in Canada.

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenue Type:
Services	$32,704,583	$22,755,451
Product sales and other	2,397,408	2,576,363
Total revenue	$35,101,991	$25,331,814

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

As of March 31, 2021 and December 31, 2020, we had $50,000 and $100,000, respectively, of deferred contract costs.  During the three months ended March 31, 2021 and 2020, we amortized $50,000 and $56,250, respectively, of deferred contract costs to selling, general, and administrative expense.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer.  As of March 31, 2021 and December 31, 2020, we had $241,495 and $50,454, respectively, of deferred revenue which was classified in “Other current liabilities.”

10. Income Taxes

Our statutory income tax rate is anticipated to be 27%.  We had income tax expense of $61,833 and an income tax benefit of $52,732 for the three months ended March 31, 2021 and 2020, respectively, which was attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards, and the reserve against the benefit of the net operating losses at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2021 and December 31, 2020, and we had recorded a valuation allowance of $12,251,000 and $12,533,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2021 and December 31, 2020, we had federal income tax net operating loss carryforwards of approximately $12,700,000 and $14,500,000, respectively, which expire at various dates ranging from 2032-2037.

11. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, and notes payable. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values, based on their short maturities or, for notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities.  Contingent liabilities are measured at fair value on a recurring basis.  The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy.  See discussion of the contingent earn-out liability in Note 3, Acquisition.

12. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 18,689,807 and 18,413,419 shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  We recorded expense of $4,224 and $6,667 related to the ESPP for the three months ended March 31, 2021 and 2020, respectively.

Warrants –

Warrant activity for the three months ended March 31, 2021 was as follows:

	Warrants
			Weighted-
			Average
	Number	Exercise Price	Exercise Price
	of Shares	per Share	Per Share
Outstanding at December 31, 2020	1,021,060	$1.15 — $3.88	$1.56
Exercised	(181,834)	$1.15 — $3.88	$1.23
Canceled/Forfeited	(339,226)	$1.15 — $3.88	$1.83
Outstanding at March 31, 2021	500,000	$1.50	$1.50

The following table summarizes the warrants issued and outstanding as of March 31, 2021:

	Date of			Shares of
Description	Issuance	Expiration	Exercise Price	Common Stock
Exercisable Warrants	10/19/2020	03/19/2028	$1.50	500,000

Stock Options – We recorded stock option expense of $216,958 and $294,661 for the three months ended March 31, 2021 and 2020, respectively.  The following table summarizes the stock option activity for the three months ended March 31, 2021:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2020	3,177,942	$1.17 — $23.20	$2.78
Granted	193,000	$3.83 — $3.01	$3.82
Exercised	(94,554)	$3.10 — $1.48	$2.68
Cancelled/Forfeited	(6,250)	$5.44	$5.44
Outstanding at March 31, 2021	3,270,138	$1.17 — $23.20	$2.84

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”).   The DSUs are recognized at their fair value on the date of grant.  Each DSU represents the right to receive one share of our common stock following the completion of a director’s service.  During the three months ended March 31, 2021, we granted 2,845 DSUs and recorded director compensation expense of $8,661 related to the grants.  In addition, during the three months ended March 31, 2021 we granted 13,333 DSUs to executive employees and recorded compensation expense of $79,768, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees.  We had 89,409 and 73,231 DSUs outstanding at March 31, 2021 and December 31, 2020, respectively.

13. Net Income (Loss) per Share

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

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Numerator:
Net income (loss) applicable to common stockholders	$1,146,740	$(231,667)
Denominator:
Weighted average common shares outstanding, basic	18,504,993	15,396,703
Effect of dilutive common shares	907,692	—
Weighted average common shares outstanding, diluted	19,412,685	15,396,703
Net income (loss) per share:
Basic	$0.06	$(0.02)
Diluted	$0.06	$(0.02)
Anti-dilutive securities excluded from diluted net income (loss) per share:
Stock options	984,768	2,936,635
Warrants	—	521,060
Total anti-dilutive securities excluded from net income (loss) per share	984,768	3,457,695

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; the impact of the COVID-19 pandemic on our results of operations and any changes inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors, including the impact of our asset acquisition of Green Remedies Waste and Recycling, Inc. (“Green Remedies”) on future results, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Quest Sustainability Services, Inc., or QSS (formerly known as Earth911, Inc.), held the remaining 50% of the membership interests of Quest for several years.  Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to QSS so that QSS now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, or QRHC.  On October 19, 2020, Quest acquired substantially all of the assets used in the business of Green Remedies, a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC. See Note 3 to our condensed consolidated financial statements for more information regarding the Green Remedies acquisition.  The results for the three months ended March 31, 2021 reflect the impact of the Green Remedies acquisition, but the prior year period does not.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and Quest (collectively, “we,” “us,” “our,” or “our company”).

Three Months Ended March 31, 2021 and 2020 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenue	$35,101,991	$25,331,814
Cost of revenue	28,662,113	20,788,816
Gross profit	6,439,878	4,542,998
Operating expenses:
Selling, general, and administrative	4,262,560	4,409,323
Depreciation and amortization	407,283	333,753
Total operating expenses	4,669,843	4,743,076
Operating income (loss)	1,770,035	(200,078)
Interest expense	(561,462)	(84,321)
Income (loss) before taxes	1,208,573	(284,399)
Income tax expense (benefit)	61,833	(52,732)
Net income (loss)	$1,146,740	$(231,667)

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

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

Revenue

For the quarter ended March 31, 2021, revenue was $35.1 million, an increase of $9.8 million, or 38.6%, compared to $25.3 million for the quarter ended March 31, 2020.  The increase was primarily due to the impact of a production ramp up at one of our largest industrial customers, increased services from certain continuing and new customers and from the acquired customer base related to the Green Remedies asset acquisition in October 2020, partially offset by lower levels of services due to COVID-19 related shutdowns or reduced operations at certain other customers.  See Note 3 to our condensed consolidated financial statements for a discussion of the Green Remedies acquisition.

Cost of Revenue/Gross Profit

Cost of revenue increased $7.9 million to $28.7 million for the quarter ended March 31, 2021 from $20.8 million for the quarter ended March 31, 2020.  The increase was primarily due to the same reasons impacting the increase in revenue, partially offset by lower costs related to certain contracted services.

Gross profit for the quarter ended March 31, 2021 was $6.4 million, an increase of $1.9 million, compared to $4.5 million for the quarter ended March 31, 2020.  The gross profit margin was 18.3% for the first quarter of 2021 compared with 17.9% for the first quarter of 2020.  The change in gross profit and gross profit margin percentage for the three months ended March 31, 2021 were primarily due to the net effect of the impact of a production ramp up at one of our largest industrial customers, increased services from certain continuing and new customers, and from the acquired customer base related to the Green Remedies asset acquisition in

October 2020, partially offset by lower levels of services due to COVID-19 related shutdowns or reduced operations at certain other customers and lower costs related to certain contracted services.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity index adjustments for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

Operating expenses were approximately $4.7 million for each of the quarters ended March 31, 2021 and 2020, respectively, with an overall decrease of $73,000.

Selling, general, and administrative expenses were $4.3 million and $4.4 million for the quarters ended March 31, 2021 and 2020, respectively, a decrease of approximately $147,000. The decrease primarily relates to decreases in stock related compensation of $68,000, travel expenses of $108,000, tradeshow/advertising expenses of $68,000, and corporate development related expenses of $91,000, partially offset by increases in labor related expenses of $162,000 and professional fees of $10,000.

Operating expenses for the quarters ended March 31, 2021 and 2020 included depreciation and amortization of approximately $407,000 and $334,000, respectively, an increase of approximately $74,000.

Interest Expense

Interest expense was $561,000 and $84,000 for the three months ended March 31, 2021 and 2020, respectively, an increase of approximately $477,000.  The increase is due to an increase in debt, primarily related to the Green Remedies asset acquisition.  We are amortizing debt issuance costs of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income tax of $62,000 and an income tax benefit of $53,000 for the three months ended March 31, 2021 and 2020, respectively, primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all of our deferred tax assets (“DTAs”) as of both March 31, 2021 and December 31, 2020.  We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances.  However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed.  Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded.  However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Income (Loss)

Net income for the quarter ended March 31, 2021 was $1.1 million compared to a net loss of $(232,000) for the quarter ended March 31, 2020.  The explanations above detail the majority of the changes related to the improvement in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volume and mix of services provided, as well as customer mix during the reporting period and the level of corporate development activities.

Income (Loss) per Share

Net income per basic and diluted share attributable to common stockholders was $0.06 for the quarter ended March 31, 2021 compared with net loss per basic and diluted share of $(0.02) for the quarter ended March 31, 2020.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 18.5 million and 19.4 million, respectively, for the three months ended March 31, 2021.  The basic and diluted weighted average number of shares of common stock outstanding were approximately 15.4 million for the three months ended March 31, 2020.  The increase in the weighted average number of shares outstanding is primarily due to the registered direct offering of 2,950,000 shares of common stock that closed on August 7, 2020.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three months ended March 31, 2021, other adjustments of $53,342 included severance costs and certain administrative fees related to borrowings.  For the three months ended March 31, 2020, other adjustments included $9,390 of severance costs.

The following table reflects Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported
	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income (loss)	$1,146,740	$(231,667)
Depreciation and amortization	475,660	347,571
Interest expense	561,462	84,321
Stock-based compensation expense	309,610	377,317
Acquisition, integration and related costs	19,476	—
Other adjustments	53,342	9,390
Income tax expense (benefit)	61,833	(52,732)
Adjusted EBITDA	$2,628,123	$534,200

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had $10.8 million and $7.5 million in cash and cash equivalents, respectively. Working capital was $10.1 million and $8.7 million as of March 31, 2021 and December 31, 2020, respectively.

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

We believe our existing cash and cash equivalents of $10.8 million, our borrowing availability under our $15.0 million ABL Facility (as defined and discussed in Note 7 to our condensed consolidated financial statements, which such capacity was $15.0 million as of March 31, 2021), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  We have no agreements, commitments or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2021 and 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.0 million for the three months ended March 31, 2021 compared with net cash used in operating activities of $17,000 for the three months ended March 31, 2020.

Net cash provided by operating activities for the three months ended March 31, 2021 related primarily to the net effect of the following:

•	net income of $1,147,000;
•	non-cash items of $1,031,000, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•	net cash provided by the net change in operating assets and liabilities of $1,776,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash used in operating activities for the three months ended March 31, 2020 related primarily to the net effect of the following:

•	net loss of $232,000;
•	offset by non-cash items of $779,000, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•	net cash used in the net change in operating assets and liabilities of $565,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 and 2020 was $159,000 and $39,000, respectively, primarily from purchases of property and equipment and intangible assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 and 2020 was $558,000 and $5,000, respectively, primarily from net repayments on our ABL Facility and notes payable, partially offset by proceeds from stock option exercises in the 2021 period.  See Note 7 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

We do not believe that inflation had a material impact on us during the three months ended March 31, 2021 and 2020.  Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.  There have been no changes in our critical accounting policies during the first three months of 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2021, warrants to purchase 521,060 shares of common stock were exercised on a cashless basis, resulting in the issuance of 181,834 shares of common stock. Such shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

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

QUEST RESOURCE HOLDING CORPORATION

Date: May 17, 2021	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: May 17, 2021	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer