Form 10-Q
period 2021-06-30
Quest Resource Holding Corp
filed 2021-08-16
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were outstanding 18,801,026 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,047,848	$7,516,260
Accounts receivable, less allowance for doubtful accounts of $975,929 and $935,261 as of June 30, 2021 and December 31, 2020, respectively	23,850,987	17,420,889
Prepaid expenses and other current assets	1,501,348	1,069,238
Total current assets	35,400,183	26,006,387

Goodwill	66,794,747	66,310,385
Intangible assets, net	7,711,041	6,528,330
Property and equipment, net, and other assets	3,019,236	3,384,055
Total assets	$112,925,207	$102,229,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,117,957	$15,246,839
Other current liabilities	1,595,971	1,392,579
Current portion of notes payable	651,800	624,383
Total current liabilities	25,365,728	17,263,801

Notes payable, net	14,789,518	14,948,625
Other long-term liabilities, net	1,731,443	1,973,759
Total liabilities	41,886,689	34,186,185

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 18,739,653 and 18,413,419 shares issued and outstanding as of June 30, 2021 and December 31, 2020	18,740	18,413
Additional paid-in capital	167,573,770	166,424,597
Accumulated deficit	(96,553,992)	(98,400,038)
Total stockholders’ equity	71,038,518	68,042,972
Total liabilities and stockholders’ equity	$112,925,207	$102,229,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$36,858,083	$21,969,241	$71,960,074	$47,301,055
Cost of revenue	30,047,604	17,594,606	58,709,717	38,383,422
Gross profit	6,810,479	4,374,635	13,250,357	8,917,633
Operating expenses:
Selling, general, and administrative	5,060,231	3,977,853	9,322,791	8,387,176
Depreciation and amortization	408,652	334,137	815,935	667,890
Total operating expenses	5,468,883	4,311,990	10,138,726	9,055,066
Operating income (loss)	1,341,596	62,645	3,111,631	(137,433)
Other income	—	1,258,068	—	1,258,068
Interest expense	(549,677)	(87,224)	(1,111,139)	(171,545)
Income before taxes	791,919	1,233,489	2,000,492	949,090
Income tax expense (benefit)	92,613	24,486	154,446	(28,246)
Net income	$699,306	$1,209,003	$1,846,046	$977,336

Net income applicable to common stockholders	$699,306	$1,209,003	$1,846,046	$977,336
Net income per share applicable to common stockholders
Basic	$0.04	$0.08	$0.10	$0.06
Diluted	$0.03	$0.08	$0.09	$0.06
Weighted average number of common shares outstanding
Basic	18,823,273	15,464,604	18,665,010	15,430,653
Diluted	20,500,624	15,467,818	20,044,660	15,440,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2020	18,413,419	$18,413	$166,424,597	$(98,400,038)	$68,042,972
Stock-based compensation	—	—	309,610	—	309,610
Stock option and warrant exercises	276,388	277	253,112	—	253,389
Net income	—	—	—	1,146,740	1,146,740
Balance, March 31, 2021	18,689,807	18,690	166,987,319	(97,253,298)	69,752,711
Stock-based compensation	—	—	506,391	—	506,391
Release of deferred stock units	7,742	8	(8)	—	—
Stock option and warrant exercises	19,167	19	41,103	—	41,122
Shares issued for Employee Stock Purchase Plan options	22,937	23	38,965	—	38,988
Net income	—	—	—	699,306	699,306
Balance, June 30, 2021	18,739,653	$18,740	$167,573,770	$(96,553,992)	$71,038,518

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2019	15,372,905	$15,373	$160,858,072	$(99,229,393)	$61,644,052
Stock-based compensation	—	—	377,317	—	377,317
Net loss	—	—	—	(231,667)	(231,667)
Balance, March 31, 2020	15,372,905	15,373	161,235,389	(99,461,060)	61,789,702
Stock-based compensation	—	—	400,361	—	400,361
Shares issued for Employee Stock Purchase Plan options	30,206	30	30,010	—	30,040
Net income	—	—	—	1,209,003	1,209,003
Balance, June 30, 2020	15,403,111	$15,403	$161,665,760	$(98,252,057)	$63,429,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,846,046	$977,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225,598	101,067
Amortization of intangibles	731,129	595,097
Amortization of debt issuance costs and discounts	413,597	46,951
Provision for doubtful accounts	40,620	61,416
Stock-based compensation	816,001	777,678
Changes in operating assets and liabilities:
Accounts receivable	(6,384,432)	(104,043)
Prepaid expenses and other current assets	(432,110)	(312,637)
Security deposits and other assets	(6,982)	(39,014)
Accounts payable and accrued liabilities	7,730,509	(721,471)
Other liabilities	203,391	151,289
Net cash provided by operating activities	5,183,367	1,533,669
Cash flows from investing activities:
Purchase of property and equipment	(154,737)	(201,063)
Purchase of intangible assets	(63,840)	(20,998)
Acquisition, net of cash acquired	(2,319,977)	—
Net cash used in investing activities	(2,538,554)	(222,061)
Cash flows from financing activities:
Proceeds from credit facilities	29,293,503	46,332,534
Repayments of credit facilities	(29,441,722)	(47,121,600)
Repayments of notes payable	(298,505)	—
Proceeds from stock option exercises	294,511	—
Proceeds from shares issued for Employee Stock Purchase Plan	38,988	30,040
Net cash used in financing activities	(113,225)	(759,026)
Net increase in cash and cash equivalents	2,531,588	552,582
Cash and cash equivalents at beginning of period	7,516,260	3,411,108
Cash and cash equivalents at end of period	$10,047,848	$3,963,690

Supplemental cash flow information:
Cash paid for interest	$716,366	$126,066
Cash paid for income taxes	238,547	146,483

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

On October 19, 2020, Quest acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc. (“Green Remedies”), a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC. On June 30, 2021, Quest acquired substantially all of the assets used in the business of an Atlanta-based independent environmental services company.  See Note 3 for more information regarding the acquisitions.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2021 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2020 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

3.  Acquisitions

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

The following table sets forth the purchase price allocation amount of assets acquired and liabilities assumed as of the acquisition date:

Purchase price allocation:
Accounts receivable, net	$1,331,190
Machinery and equipment	1,270,705
Intangible assets	5,890,000
Goodwill	8,101,895
Current liabilities	(527,907)
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

Deferred consideration payable to the seller includes $2,684,250 payable in either cash or shares of our common stock at our option, and an earn-out not to exceed $2,250,000 over an earn-out period, as defined in the Asset Purchase Agreement.  We valued the earn-out liability at $440,000 using a Monte Carlo simulation (a Level 3 measurement under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement).  The fair value estimate uses unobservable inputs that reflect our own assumptions as to the performance target benchmarks of the acquired business and discount rates used in the calculation.  As the earn-out liability is a contingent consideration arrangement, it is subject to periodic revaluation in accordance with ASC 820.  Changes in the estimated fair value of the contingent earn-out consideration would be reflected in our results of operations in the period in which they are identified.  We believe the estimated fair value of the earn-out, based on the evaluation of the performance of the acquired business is materially accurate as of June 30, 2021.

The following table presents unaudited pro forma information for the three and six months ended June 30, 2020 as if the Acquisition had occurred at the beginning of our 2020 fiscal year.  The unaudited pro forma information includes adjustments for amortization expense on definite lived intangible assets acquired, interest expense on debt incurred related to the Acquisition, and the related income tax effects.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the Acquisition had been effected on the dates previously set forth, nor is it indicative of the future operating results or financial position in combination.

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
	(unaudited)	(unaudited)
Revenue	$25,007,661	$53,218,714
Net income	$1,243,016	$913,299
Income per share - basic and diluted	$0.08	$0.06

On June 30, 2021, we acquired substantially all of the assets of an Atlanta-based independent environmental services company.  The acquisition did not have a material impact on our financial position or results of operations.

4. Property and Equipment, net, and Other Assets

At June 30, 2021 and December 31, 2020, property and equipment, net, and other assets consisted of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,420,796 and $2,195,198 as of June 30, 2021 and December 31, 2020, respectively	$1,916,145	$1,987,006
Right-of-use operating lease asset	802,821	1,103,761
Security deposits and other assets	300,270	293,288
Property and equipment, net, and other assets	$3,019,236	$3,384,055

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended June 30, 2021 was $115,463, including $72,416 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts and was $225,598 for the six months ended June 30, 2021, including $140,792 of depreciation expense reflected within “Cost of revenue.”  Depreciation expense for the three months ended June 30, 2020 was $50,846, including $14,455 of depreciation expense reflected within “Cost of revenue,” and was $101,067 for the six months ended June 30, 2020, including $28,273 reflected within “Cost of revenue.”

We recorded right-of-use operating lease assets related to our corporate office lease and the office lease space in Burlington, NC in accordance with ASC 842.  Refer to Note 8, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000.  The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenue, and accounts receivable as of the Closing Date.  Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc.  The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $310,363 and $259,017 related to the earn-out included in “Accounts receivable” as of June 30, 2021 and December 31, 2020, respectively.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

June 30, 2021 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer lists	5 years	$7,190,000	$766,021	$6,423,979
Software	7 years	2,200,368	1,438,507	761,861
Trademarks	7 years	426,533	41,332	385,201
Non-compete agreement	3 years	140,000	—	140,000
Patents	7 years	230,683	230,683	—
Total finite lived intangible assets		$10,187,584	$2,476,543	$7,711,041

December 31, 2020	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer lists	5 years	$5,480,000	$218,022	$5,261,978
Software	7 years	2,153,061	1,285,058	868,003
Trademarks	7 years	410,000	11,651	398,349
Patents	7 years	230,683	230,683	—
Total finite lived intangible assets		$8,273,744	$1,745,414	$6,528,330

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2020	$66,310,385
Addition related to acquisition	484,362
Goodwill balance at June 30, 2021	$66,794,747

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets.  Amortization expense related to finite lived intangible assets was $365,605 and $297,746 for the three months ended June 30, 2021 and 2020, respectively.  Amortization expense related to finite lived intangible assets was $731,129 and $595,097 for the six months ended June 30, 2021 and 2020, respectively.

We have no indefinite-lived intangible assets other than goodwill. $58.2 million of the goodwill is not deductible for tax purposes, while $8.6 million of goodwill is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2020 with no impairment recorded.

6.  Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Accounts payable	$20,105,708	$12,511,678
Accrued taxes	1,050,798	837,443
Employee compensation	1,102,415	1,003,365
Operating lease liability - current portion	677,151	668,019
Other	181,885	226,334
	$23,117,957	$15,246,839

Refer to Note 8, Leases for additional disclosure related to the operating lease liability.

The components of Other current liabilities were as follows:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Deferred seller consideration, current	$1,342,125	$1,342,125
Deferred revenue	253,846	50,454
	$1,595,971	$1,392,579

Refer to Note 3, Acquisitions for additional disclosure related to the deferred seller consideration related to the Acquisition.

7. Notes Payable and Other Long-term Liabilities, net

Our debt obligations are as follows:

	Interest Rate	June 30,	December 31,
	(1)	2021	2020
		(Unaudited)
Monroe Term Loan (2)	8.75%	$11,442,500	$11,500,000
Green Remedies Promissory Note (3)	3.0%	2,443,245	2,684,250
BBVA ABL Facility (4)	3.0%	4,151,115	4,299,333
Total notes payable		18,036,860	18,483,583
Less: Current portion of long-term debt		(651,800)	(624,383)
Less: Unamortized debt issuance costs		(1,493,094)	(1,670,529)
Less: Unamortized OID		(442,918)	(494,343)
Less: Unamortized OID warrant		(659,530)	(745,703)
Notes payable, net		$14,789,518	$14,948,625
(1) Interest rates as of June 30, 2021
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

June 30,
2021
(Unaudited)
Debt issuance costs
Beginning balance	$1,670,529
Less: Amortization expense	(177,435)
Debt issuance costs, net of accumulated amortization	$1,493,094

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “BBVA Loan Agreement”), which was subsequently amended on October 19, 2020, with BBVA USA, as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising the following:

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

The ABL Facility bears interest, at our option, at either the Base Rate, as defined in the BBVA Loan Agreement, plus a margin ranging from 0.75% to 1.25% (3.0% as of June 30, 2021), or the LIBOR Lending Rate for the interest period in effect, plus a margin ranging from 1.75% to 2.25% (no borrowings as of June 30, 2021).

As of June 30, 2021, the ABL Facility borrowing base availability was $15,000,000, of which $4,151,115 principal was outstanding.

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

Interest Expense

The amount of interest expense related to borrowings for the three months ended June 30, 2021 and 2020 was $347,124 and $63,605, respectively.  The amount of interest expense related to borrowings for the six months ended June 30, 2021 and 2020 was $695,430 and $123,081, respectively.  Debt issuance costs of $1,757,856 are being amortized to interest expense over the lives of the related debt arrangements.  As of June 30, 2021, the unamortized portion of the debt issuance costs was $1,493,094.  The amount of interest expense related to the amortization of debt issuance costs for the six months ended June 30, 2021 and 2020 was $177,435 and $46,951, respectively.  Debt discount (“OID”) of $1,674,178 is being amortized to interest expense over the lives of the related debt and consideration arrangements.  As of June 30, 2021, the unamortized portion of OIDs was $1,359,982.  The amount of interest expense related to the amortization of OID costs for the six months ended June 30, 2021 and 2020 is $236,162 and nil, respectively.

Other long-term liabilities, net

	June 30,	December 31,
	2021	2020
	(Unaudited)
Deferred seller consideration, net	$1,084,591	$986,028
Deferred consideration - earn-out	440,000	440,000
Operating lease liability – long-term portion	202,687	543,564
Other	4,165	4,167
	$1,731,443	$1,973,759

We recorded deferred consideration in connection with the Acquisition as further described in Note 3.  At June 30, 2021 and December 31, 2020 the unamortized portion of OID on the deferred consideration was $257,534 and $356,097, respectively.  The non-current portion of deferred consideration payable to the seller is payable in either cash or shares of our common stock at our option.  The earn-out is not to exceed $2,250,000 over an earn-out period, as defined in the Asset Purchase Agreement.  We valued the earn-out liability at $440,000 using a Monte Carlo simulation.

8. Leases

We lease corporate office space in The Colony, Texas under an 84-month, non-cancelable operating lease.  Upon the adoption of ASC 842 on January 1, 2019, we recorded approximately $2.0 million and $2.2 million to record the operating lease right-of-use asset and the related liabilities, respectively.  Our office lease had a remaining term of 1.25 years as of June 30, 2021, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.

In connection with our acquisition of the Green Remedies Assets, we entered into a lease for office space in Burlington, NC.  We recorded a right-of-use asset associated with this lease of approximately $80,000.  The lease expires in October 2023.  This office lease had a remaining term of 2.3 years as of June 30, 2021, and we used an effective interest rate of 9.50%, which was our incremental borrowing rate in effect at the inception of the lease as our lease does not provide a readily determinable implicit rate.  This lease may be terminated under certain conditions as defined in the lease agreement.  The lessor is a related party that is owned by the seller of Green Remedies and is employed by us.

The future minimum lease payments required under our office leases as of June 30, 2021 are as follows:

Amount
2021	$347,400
2022	528,750
2023	24,513
Total lease payments	900,663
Less: Interest	(20,825)
Present value of lease liabilities	$879,838

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at June 30, 2021 are de minimis.

	June 30,	December 31,
	2021	2020
Operating Leases:	(Unaudited)
Right-of-use operating lease asset:
Property and equipment, net and other assets	$802,821	$1,103,761

Lease Liabilities:
Accounts payable and accrued liabilities	$677,151	$668,019
Other long-term liabilities	202,687	543,564
Total operating lease liabilities	$879,838	$1,211,583

Lease Costs

For the three and six months ended June 30, 2021, we recorded approximately $158,000 and $317,000, respectively, of fixed cost operating lease expense.  For the three and six months ended June 30, 2020, we recorded approximately $150,000 and $300,000, respectively, of fixed cost operating lease expense.  Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the corporate office lease through August 2022.  This minimum annual incentive is $93,600 effective September 2020 through the remainder of the lease term.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant.  The sublease agreement is accounted for as an operating lease and we recognize sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022.  Sublease income, net of amortized leasing costs, for the six months ended June 30, 2021 was approximately $26,000.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the six months ended June 30, 2021 and 2020.  We did not obtain any new operating lease right-of-use assets in the six months ended June 30, 2021.

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

Disaggregation of Revenue

The following table presents our revenue disaggregated by source.  Two customers accounted for 45.4% of revenue for the three months ended June 30, 2021, and three customers accounted for 52.3% of revenue for the three months ended June 30, 2020.   Two customers accounted for 46.1% of revenue for the six months ended June 30, 2021, and three customers accounted for 53.2% of revenue for the six months ended June 30, 2020.  We operate primarily in the United States, with minor services in Canada.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue Type:
Services	$34,595,901	$20,229,773	$67,300,484	$42,985,224
Product sales and other	2,262,182	1,739,468	4,659,590	4,315,831
Total revenue	$36,858,083	$21,969,241	$71,960,074	$47,301,055

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

As of June 30, 2021 and December 31, 2020, we had $100,000 of deferred contract costs.  During the three and six months ended June 30, 2021, we amortized $50,000 and $100,000, respectively, of deferred contract costs to selling, general, and administrative expense.  During the three and six months ended June 30, 2020, we amortized $52,500 and $108,750, respectively, of deferred contract costs to selling, general, and administrative expense.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer.  As of June 30, 2021 and December 31, 2020, we had $253,846 and $50,454, respectively, of deferred revenue which was classified in “Other current liabilities.”

10. Income Taxes

Our statutory income tax rate is anticipated to be 27%.  We had income tax expense of $154,446 and an income tax benefit of $28,246 for the six months ended June 30, 2021 and 2020, respectively, which was attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards, and the reserve against the benefit of the net operating losses at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2021 and December 31, 2020, and we had recorded a valuation allowance of $11,266,000 and $12,533,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2021 and December 31, 2020, we had federal income tax net operating loss carryforwards of approximately $11,900,000 and $14,500,000, respectively, which expire at various dates ranging from 2032-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 18,739,653 and 18,413,419 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”).  On May 14, 2021, we issued 22,937 shares to employees for $38,988 under our ESPP for options that vested and were exercised.  We recorded expense of $16,934 and $20,867 related to the ESPP for the six months ended June 30, 2021 and 2020, respectively.

Warrants –

Warrant activity for the six months ended June 30, 2021 was as follows:

	Warrants
			Weighted-
			Average
	Number	Exercise Price	Exercise Price
	of Shares	per Share	Per Share
Outstanding at December 31, 2020	1,021,060	$1.15 — $3.88	$1.56
Exercised	(181,834)	$1.15 — $3.88	$1.23
Canceled/Forfeited	(339,226)	$1.15 — $3.88	$1.83
Outstanding at June 30, 2021	500,000	$1.50	$1.50

The following table summarizes the warrants issued and outstanding as of June 30, 2021:

	Date of			Shares of
Description	Issuance	Expiration	Exercise Price	Common Stock
Exercisable Warrants	10/19/2020	03/19/2028	$1.50	500,000

Stock Options – We recorded stock option expense of $408,130 and $621,032 for the six months ended June 30, 2021 and 2020, respectively.  The following table summarizes the stock option activity for the six months ended June 30, 2021:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2020	3,177,942	$1.17 — $23.20	$2.78
Granted	241,063	$3.01 — $3.98	$3.85
Exercised	(113,721)	$1.48 — $3.10	$2.59
Cancelled/Forfeited	(9,410)	$1.48 — $5.44	$4.09
Outstanding at June 30, 2021	3,295,874	$1.17 — $23.20	$2.86

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”).   The DSUs are recognized at their fair value on the date of grant.  Each DSU represents the right to receive one share of our common stock following the completion of a director’s service.  During the six months ended June 30, 2021, we granted 64,698 DSUs and recorded director compensation expense of $271,124 related to the grants.  In addition, during the six months ended June 30, 2021 we granted 13,333 DSUs to executive employees and recorded compensation expense of $119,812, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees.  During the six months ended June 30, 2020, we granted 35,166 DSUs and recorded director compensation expense of $51,974 related to the grants.  In addition, during the six months ended June 30, 2020, we granted 39,684 DSUs to executive employees and recorded compensation expense of $83,805.  We had 143,520 and 73,231 DSUs outstanding at June 30, 2021 and December 31, 2020, respectively.

13. Net Income per Share

We compute basic net income per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for DSUs during the period. We compute diluted net income per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents.  In periods where losses are reported, the weighted average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options.  Dilutive potential securities are excluded from the computation of earnings per share if their effect is antidilutive.  The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

The computation of basic and diluted net income per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Numerator:
Net income applicable to common stockholders	$699,306	$1,209,003	$1,846,046	$977,336
Denominator:
Weighted average common shares outstanding, basic	18,823,273	15,464,604	18,665,010	15,430,653
Effect of dilutive common shares	1,677,351	3,214	1,379,650	10,250
Weighted average common shares outstanding, diluted	20,500,624	15,467,818	20,044,660	15,440,903
Net income per share:
Basic	$0.04	$0.08	$0.10	$0.06
Diluted	$0.03	$0.08	$0.09	$0.06
Anti-dilutive securities excluded from diluted net income per share:
Stock options	436,018	3,342,833	484,081	3,346,047
Warrants	—	521,060	—	521,060
Total anti-dilutive securities excluded from net income per share	436,018	3,863,893	484,081	3,867,107

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements.  However, not all forward-looking statements contain these identifying words.  Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; the impact of the COVID-19 pandemic on our results of operations and any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months.  All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements.  A number of factors, including the impact of our asset acquisition of Green Remedies Waste and Recycling, Inc. (“Green Remedies”) on future results, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Quest Sustainability Services, Inc., or QSS (formerly known as Earth911, Inc.), held the remaining 50% of the membership interests of Quest for several years.  Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to QSS so that QSS now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, or QRHC.  On October 19, 2020, Quest acquired substantially all of the assets used in the business of Green Remedies, a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC. On June 30, 2021, Quest acquired substantially all of the assets of an Atlanta-based independent environmental services company, which did not have a material impact on our financial position or results of operations.  See Note 3 to our condensed consolidated financial statements for more information regarding the acquisitions.  The results for the six months ended June 30, 2021 reflect the impact of the Green Remedies acquisition, but the prior year period does not.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and Quest (collectively, “we,” “us,” “our,” or “our company”).

Three and Six Months Ended June 30, 2021 and 2020 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue	$36,858,083	$21,969,241	$71,960,074	$47,301,055
Cost of revenue	30,047,604	17,594,606	58,709,717	38,383,422
Gross profit	6,810,479	4,374,635	13,250,357	8,917,633
Operating expenses:
Selling, general, and administrative	5,060,231	3,977,853	9,322,791	8,387,176
Depreciation and amortization	408,652	334,137	815,935	667,890
Total operating expenses	5,468,883	4,311,990	10,138,726	9,055,066
Operating income (loss)	1,341,596	62,645	3,111,631	(137,433)
Other income	—	1,258,068	—	1,258,068
Interest expense	(549,677)	(87,224)	(1,111,139)	(171,545)
Income before taxes	791,919	1,233,489	2,000,492	949,090
Income tax expense (benefit)	92,613	24,486	154,446	(28,246)
Net income	$699,306	$1,209,003	$1,846,046	$977,336

Three and Six Months Ended June 30, 2021 compared to Three and Six Months Ended June 30, 2020

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

Revenue

For the quarter ended June 30, 2021, revenue was $36.9 million, an increase of $14.9 million, or 67.8%, compared to $22.0 million for the quarter ended June 30, 2020.  For the six months ended June 30, 2021, revenue was $72.0 million, an increase of $24.7 million, or 52.1% compared to $47.3 million for the six months ended June 30, 2020.  The increase was primarily due to the impact of customers’ business recovery compared with the COVID-19 impacted levels a year ago, a production ramp up at one of our largest industrial customers, increased value for recycled materials compared to a year ago, increased services from certain continuing and new customers, and from the acquired customer base related to the Green Remedies asset acquisition in October 2020, partially offset by lower levels of services due to COVID-19 related shutdowns or reduced operations at certain other customers.  See Note 3 to our condensed consolidated financial statements for a discussion of the Green Remedies acquisition.

Cost of Revenue/Gross Profit

Cost of revenue increased $12.4 million to $30.0 million for the quarter ended June 30, 2021 from $17.6 million for the quarter ended June 30, 2020.  Cost of revenue increased $20.3 million to $58.7 million for the six months ended June 30, 2021 from $38.4 million for the six months ended June 30, 2020.  The increase was primarily due to the same reasons impacting the increase in revenue, partially offset by lower costs related to certain contracted services.

Gross profit for the quarter ended June 30, 2021 was $6.8 million, an increase of $2.4 million, compared to $4.4 million for the quarter ended June 30, 2020.  The gross profit margin was 18.5% for the second quarter of 2021 compared with 19.9% for the second quarter of 2020.  Gross profit for the six months ended June 30, 2021 was $13.3 million, an increase of $4.4 million from $8.9 million for the six months ended June 30, 2020.  The gross profit margin decreased to 18.4% for the six months ended June 30, 2021 compared to 18.9% for the six months ended June 30, 2020.  The change in gross profit and gross profit margin percentage for the three and six months ended June 30, 2021 were primarily due to the net effect of the impact of customers’ business recovery compared with the COVID-19 impacted levels a year ago, a production ramp up at one of our largest industrial customers, increased value for certain recycled materials compared to a year ago, increased services from certain continuing and new customers, the acquired customer base related to the Green Remedies asset acquisition in October 2020, lower costs related to certain contracted services, and lower levels of services due to COVID-19 related shutdowns or reduced operations at certain other customers.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity price changes for recycled materials, and the cost and mix of subcontracted services provided in any one reporting period.

Operating Expenses

Operating expenses were approximately $5.5 million and $4.3 million for the quarters ended June 30, 2021 and 2020, respectively, an increase of $1.2 million.  Operating expenses were $10.1 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $1.0 million.

Selling, general, and administrative expenses were $5.1 million and $4.0 million for the quarters ended June 30, 2021 and 2020, respectively, an increase of approximately $1.1 million. The increase primarily relates to increases in labor related expenses of $618,000, professional fees of $279,000, stock related compensation of $106,000, travel expenses of $20,000, tradeshow/advertising expenses of $24,000, and other administrative expenses of $112,000, partially offset by decreases in corporate development related expenses of $77,000.

Selling, general, and administrative expenses were $9.3 million and $8.4 million for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately $936,000 period over period. The increase primarily relates to increases in labor related expenses of $796,000, professional fees of $290,000, stock related compensation of $38,000, and other administrative expenses of $113,000, partially offset by decreases in travel expenses of $88,000, tradeshow/advertising expenses of $44,000, and corporate development related expenses of $169,000.

Operating expenses for the quarters ended June 30, 2021 and 2020 included depreciation and amortization of approximately $409,000 and $334,000, respectively, an increase of approximately $75,000.  Operating expenses for the six months ended June 30, 2021 and 2020 included depreciation and amortization of approximately $816,000 and $668,000, respectively, an increase of approximately $148,000.

Other Income

There was no other income for the three and six months ended June 30, 2021.  Other income was $1.3 million for the three and six months ended June 30, 2020 and represented the use of proceeds received under the Paycheck Protection Program (“PPP”) under a promissory note from BMO Harris Bank National Association (the “PPP Loan”) to fund eligible payroll, rent and utility expenses.

Interest Expense

Interest expense was $550,000 and $87,000 for the three months ended June 30, 2021 and 2020, respectively, an increase of approximately $463,000.  Interest expense was $1.1 million and $172,000 for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately $940,000.  The increase is due to an increase in debt, primarily related to the Green Remedies asset acquisition.  We are amortizing debt issuance costs of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income tax of $93,000 and $24,000 for the three months ended June 30, 2021 and 2020, respectively.  We recorded a provision for income tax of $154,000 and an income tax benefit of $28,000 for the six months ended June 30, 2021 and 2020, respectively.  The provision for income tax is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all of our deferred tax assets (“DTAs”) as of both June 30, 2021 and December 31, 2020.  We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances.  However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed.  Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded.  However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Income

Net income for the quarter ended June 30, 2021 was $699,000 compared to $1.2 million for the quarter ended June 30, 2020.  Net income for the six months ended June 30, 2021 was $1.8 million compared to $977,000 for the six months ended June 30, 2020.  The explanations above detail the majority of the changes related to the improvement in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volume and mix of services provided, as well as customer mix during the reporting period, and the level of corporate development activities.

Income per Share

Net income per basic and diluted share attributable to common stockholders was $0.04 and $0.03 per share, respectively, for the quarter ended June 30, 2021 compared with net income per basic and diluted share of $0.08 for the quarter ended June 30, 2020.  Net income per basic and diluted share attributable to common stockholders was $0.10 and $0.09, respectively, for the six months ended June 30, 2021 compared to net income per basic and diluted share of $0.06 for the six months ended June 30, 2020.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 18.8 million and 19.7 million, respectively, for the three months ended June 30, 2021.  The basic and diluted weighted average number of shares of common stock outstanding were approximately 15.5 million for the three months ended June 30, 2020.  The basic and diluted weighted average number of shares of common stock outstanding were approximately 18.7 million and 19.6 million for the six months ended June 30, 2021, respectively.  The basic and diluted weighted average number of shares of common stock outstanding were approximately 15.4 million for the six months ended June 30, 2020.  The increase in the weighted average number of shares outstanding is primarily due to the registered direct offering of 2,950,000 shares of common stock that closed on August 7, 2020 and to the exercise of stock options in the 2021 periods.

Adjusted EBITDA

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance.  Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.  For the three and six months ended June 30, 2021, other adjustments of $64,000 and $117,000, respectively, included severance costs and certain administrative fees related to borrowings.  For the three months ended June 30, 2020, other adjustments of $(1,112,000) included $(1,258,000) use of PPP Loan proceeds, partially offset by certain severance and COVID-recall labor costs.  For the six months ended June 30, 2020, other adjustments of $(1,102,000) included $(1,258,000) use of PPP Loan proceeds, partially offset by certain severance and COVID-recall labor costs.

The following table reflects Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income	$699,306	$1,209,003	$1,846,046	$977,336
Depreciation and amortization	481,067	348,592	956,727	696,163
Interest expense	549,677	87,224	1,111,139	171,545
Stock-based compensation expense	506,391	400,361	816,001	777,678
Acquisition, integration and related costs	116,513	182,249	135,989	182,249
Other adjustments	64,093	(1,111,695)	117,435	(1,102,305)
Income tax expense (benefit)	92,613	24,486	154,446	(28,246)
Adjusted EBITDA	$2,509,660	$1,140,220	$5,137,783	$1,674,420

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had $10.0 million and $7.5 million in cash and cash equivalents, respectively. Working capital was $10.0 million and $8.7 million as of June 30, 2021 and December 31, 2020, respectively.

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

We believe our existing cash and cash equivalents of $10.0 million, our borrowing availability under our $15.0 million ABL Facility (as defined and discussed in Note 7 to our condensed consolidated financial statements, which such capacity was $15.0 million as of June 30, 2021), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.  We have no agreements, commitments or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2021 and 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities was $5.2 million for the six months ended June 30, 2021 compared with net cash provided by operating activities of $1.5 million for the six months ended June 30, 2020.

Net cash provided by operating activities for the six months ended June 30, 2021 related primarily to the net effect of the following:

•	net income of $1,846,000;
•	non-cash items of $2,227,000, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•	net cash provided by the net change in operating assets and liabilities of $1,110,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the six months ended June 30, 2020 related primarily to the net effect of the following:

•	net income of $977,000; which included other income of $1,258,000 for the use of PPP Loan proceeds;
•	non-cash items of $1,582,000, which primarily related to depreciation, amortization of intangible assets, provision for doubtful accounts, and stock-based compensation; and
•

offset by net cash used in the net change in operating assets and liabilities of $1,026,000, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, commodity contracts, and our business volume levels. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 and 2020 was $2.5 million and $222,000, respectively.  Cash used in 2021 relates mainly to the $2.3 million purchase of the assets of an Atlanta-based independent environmental services company on June 30, 2021.  Other investing activities are primarily from purchases of property and equipment and intangible assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 and 2020 was $113,000 and $759,000, respectively, primarily from net repayments on our ABL Facility and notes payable, partially offset by proceeds from stock option exercises in the 2021 period.  See Note 7 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

We do not believe that inflation had a material impact on us during the six months ended June 30, 2021 and 2020.  Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.  For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.  There have been no changes in our critical accounting policies during the first six months of 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1	Amended and Restated Severance and Change in Control Agreement, dated June 29, 2021, between the Company and S. Ray Hatch (1) †
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2021.
†	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 16, 2021	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: August 16, 2021	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer