Form 10-K
period 2021-12-31
Quest Resource Holding Corp
filed 2022-03-17
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of such shares as quoted on the NASDAQ Stock Market on June 30, 2021 was $59,638,216. For purposes of this computation, all officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022, was 19,045,988.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “ targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the Securities and Exchange Commission (the "SEC").

Specific forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that our recycling services are comprehensive, innovative, and cost effective; our belief that a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth; our belief that we are not exposed to significant interest, currency, or credit risks arising from our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, and notes payable; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business; our plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider industry-leading collection, processing, and data reporting; our plan to expand the types of waste streams and recyclables covered by our services; our plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry; our plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value; our intention to continue to enhance the comprehensive, one-stop recycling services that we provide for the waste streams and recyclables produced by our business customers; our intention to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals; our intention to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and a national footprint that we believe provides us with competitive advantages in expanding our customer base; our intention to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns; our expectation that the recycling industry will continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills; our expectation that the Environmental Protection Agency ("EPA") and state and local governments will continue the present trend of restricting the amount of potentially recyclable material bound for landfills; our belief that governmental restrictions, along with the economic value of recyclables, may create additional opportunities as proper disposal of materials becomes more specialized; our goal to be a leading environmental services company; the key elements of our strategy to achieve our goal; our plans to continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers; our belief that there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information; our plan to increase our sales and marketing efforts; our strategic goal to continue to diversify our customer base; our intention to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations; our plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses; our belief that this strategy results in a scalable business model; our expectations regarding capital expenditures; our plan to increase our recycling and waste services business; our expectations regarding our capital requirements and the uses of such capital; our plan to continue to expand our work force to continue to enhance our business and operating results; our belief that there is significant competition for qualified personnel with the skills and knowledge that we require; our expectation that we will enter into strategic alliances; our plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities; our acquisition strategy; our intent to further acquire other businesses; our belief that we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects; our belief that we are regarded as an attractive acquirer; our intention to issue additional securities pursuant to our equity incentive plan and our employee stock purchase plan may issue equity or convertible securities in the future; our plan to retain any future earnings to finance our operations and growth plans; and our belief that our existing cash and cash equivalents, available borrowing under our credit facility, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions and the potential effect of inflationary pressures on our costs of doing business; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

PART I

ITEM 1. BUSINESS

Overview

Quest Resource Holding Corporation (“the Company”, “our company,” “we,” “us” and “our”) is a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables. Our programs and services enable our customers to address their business, environmental and sustainability goals and responsibilities.

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, better manage their disposal and total operating costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their business and environmental goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box, grocers, and other specialty retailers; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; transportation, logistics, and fleet operators; manufacturing and industrial facilities; multi-family and commercial properties; restaurant chains and food operations; and construction and demolition projects. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, cardboard, metal, glass, mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

We also provide information and data that tracks and reports the detailed transactional and environmental results of our services and provides actionable data to improve business operations. The data we generate enables our customers to address their environmental goals and responsibilities and to report to internal and external parties such as employees, investors, business partners, and governmental agencies.

Industry Overview

The multi-billion-dollar solid waste collection and disposal business drives the overall waste industry. The size of the recycling industry has increased in recent years and is expected to continue to increase as environmental concerns increase, landfill space decreases, businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills, and businesses are subject to increased expectations to exhibit and report on their environmental actions and impact. Environmental, Social and Corporate Governance (“ESG”) reporting requirements have driven demand for comprehensive and reliable data. Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase. Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. There is recognition by U.S. public agencies, businesses, and consumers that many items deposited in landfills have commodity value or usability as material for new products. Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling a cost-attractive alternative.

Regulatory measures and more stringent control of material bound for disposal make the management of solid waste a difficult problem. The EPA, and state and local governments are generally expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Governmental authorities have passed, or are reported to be contemplating, measures that require industrial and commercial companies to recycle all or a portion of their disposable materials and restrict the percentage of recyclable materials in any commercial load of disposable material. We believe that these measures, along with the economic value of recyclable materials, may create additional opportunities as proper disposal of materials becomes more specialized. Some large industrial and commercial companies have in-house personnel that handle their solid waste management and recycling responsibilities, but many have found that in-house handling of these responsibilities may not be an effective solution without adequate knowledge, experience, resources, and staff support. We offer these companies and other establishments a solution to this increasing burden.

Our Strategy

Our goal is to be a leading environmental services company. Key elements of our strategy to achieve our goal include the following:

•
Recycling Services. We intend to continue to enhance the comprehensive, one-stop services that we provide for the waste streams and recyclables produced by our business customers.
•
Emphasize Monetary and other Benefits of Recycling. We intend to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, better manage their disposal and total operating cost, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their business, sustainability, and ESG goals.

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
•
Expand our Customer Base. We intend to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of overall improved waste program economics, recyclable commodity value, flexible programs, broad service offerings, data reporting, and national capacities that we believe provides us with competitive advantages in expanding our customer base.
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
•
Maintain Virtual Facilities and Equipment. We plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are better aligned to each customer’s needs and selling recyclable materials at volumes that provide favorable prices; enables us to render our services on a national basis without the need for an extensive workforce, multiple facilities, or numerous vehicles; allows us to negotiate with multiple subcontractors to optimize our pricing; and reduces our capital expenditures and working capital requirements.
•
Leverage Governmental and Social Factors Expanding Recycling. We intend to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, and other environmental concerns, including the proliferation of ESG initiatives.
•
Pursue Strategic Technologies and Processes. We plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value.

Our Environmental Services

Recycling and Waste Services

We provide businesses across multiple industry sectors with a single source service solution for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations. We provide a single point of contact for managing the wide variety of disposables and recyclables produced. Our services can help our customers better manage their operational expenses, maximize the value of their recyclable commodities, comply with federal, state and local regulations, and help them foster environmental stability and sustainability. We can provide disposal and recycling services for virtually all forms of solids and liquids, although our current services primarily relate to used motor oil, oil filters, scrap tires, solid waste, metals, grease, cooking oil, food waste, expired food products, glass, cardboard, paper, industrial cleaning (separator cleaning and tank cleaning), plastics, construction debris, universal waste (batteries, mercury, lights), regulated waste, and electronic devices.

In addition, we help customers to safely transport, treat, and dispose of a full spectrum of non-recyclable regulated waste.

Our value proposition to our business customers is simple. We seek to

•
ensure our customers can focus on their core businesses instead of waste disposal and recycling;
•
provide cost-effective choices that improve overall operational economics and maximize the value of recyclable commodities;

•
help our customers with flexible programs that work toward environmental sustainability and ESG initiatives by lowering the percentage of the waste streams that must be disposed of in landfills;
•
assist our customers with liability protection and services to assist with environmental compliance; and
•
provide our customers with a centralized point of contact with the convenience of 24/7/365 support.

Many waste materials (such as scrap metal, cardboard, plastics, used cooking oil, and automotive fluids) have commodity value that can be recovered and converted into new products and resources. Recovering valuable materials is a key factor in lower-waste and zero-waste initiatives, and presents a profitable opportunity for businesses. The recovery of valuable materials is a strong motivator to educate businesses and consumers about proper disposal.

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

Our recycling services often reduce our customers’ disposal costs by reducing the level of disposable material delivered to landfills and capturing the commodity value of their waste streams and recyclables. We are independent of any specific materials hauler or recycling facility operator, which allows us to seek the best services and optimize the cost of services.

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

Landfill Diversion of Food Waste

According to the EPA and the U.S. Department of Agriculture, approximately one-third of the nation’s food, or about 108 billion pounds of food per year, goes to waste. The EPA has found that discarded food is one of the largest components (depending on classification) of the nation’s solid waste. The issue of how to reduce such waste is critical. We develop targeted programs to address these issues.

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

Data and Reporting

The wide variety of recycling and waste services, volumes, diversion data, and related documents are organized in a cloud-based, centralized data collection providing operational insight, environmental tracking, and flexible reporting.

Sales and Marketing

We market our services throughout the United States primarily through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on emphasizing the benefits of our nationwide, one-stop, comprehensive service offerings and the ability to improve overall customers’ operational economics, maximize the value of their recyclable commodities, and foster the benefits of environmental sustainability. We plan to continue to increase our sales and marketing efforts.

We have targeted various industries for marketing our sustainability services. Some of the industries that we target and the nature of the products and services that we market to those industries are as follows:

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
Industrial
•
Commercial and Multi-family Property Management

Customers

We generally enter into multi-year contracts with our customers that are designed to provide us with recurring monthly revenue. These contracts structure our revenue primarily in three ways: fixed fee, contracted pricing, or revenue from the sale of commodities.

Our business depends to a significant extent on revenue from our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Two customers accounted for 38% of our revenue for the year ended December 31, 2021, and three customers accounted for 51% of our revenue for the year ended December 31, 2020.

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

While we have many competitors for certain aspects of our business, we are unaware of any provider that provides the wide breadth of our waste, recycling, and data services, deliverable across all locations in the United States and Canada, with flexibility to adapt and modify programs and to comprehensively deliver sustainable solutions.

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

Employees

As of December 31, 2021, we employed a total of 193 persons, of whom 188 were full time employees, three were executive employees, 116 were administrative and customer services employees, 58 were accounting and finance employees and 16 were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

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
•
GENEX ANTI-FREEZE GROUP (and “X” design);
•
GENEX WINDSHIELD WASHER FLUID (and “X” design);
•
TO CHALLENGE, MANAGE, AND INFORM; and
•
PROGANICS.

Our History

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. Prior to 2010, we were a “shell company” under the rules of the SEC. On March 30, 2010, we (i) closed a transaction to acquire Youchange, Inc., an Arizona corporation, or “Youchange”, as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former stockholders of Youchange acquired control of our company. In May 2010, we changed our name to YouChange Holdings Corp.

On October 17, 2012, immediately prior to closing a merger transaction with Earth911, Inc., or “Earth911”, we filed Amended and Restated Articles of Incorporation to (i) change our name to Infinity Resources Holdings Corp., (ii) increase our shares of common stock, par value $.001 per share (the “Common Stock”), authorized for issuance, (iii) authorize shares of preferred stock to be designated in series or classes as our board of directors may determine, (iv) effect a reverse split of our Common Stock, and (v) divide our board of directors into classes, as nearly equal in number as possible. On October 17, 2012, we closed the merger transaction, or the “Earth911 Merger”, to acquire Earth911 as a wholly-owned subsidiary and experienced a change in control in which the former stockholders of Earth911 acquired control of our company.

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

On October 19, 2020, we acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc. ("Green Remedies"), a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC.

Recent Developments

On December 7, 2021, Quest Sustainability Services, Inc. (“QSS”), a wholly-owned subsidiary of the Company, entered into a membership interest purchase agreement (the “MIPA”) with Rome Holdings, LLC and M&A Business Consulting, Inc. (collectively, the “Sellers”), and solely for purposes of Section 5.3(a) of the MIPA, Anthony J. DiIenno, Sr., RWS Investors, LLC and ATAR RWS

Investors, LLC, pursuant to which QSS acquired all of the outstanding membership interests of RWS Facility Services, LLC, a full-service management company engaged in the brokering of recycling, waste and sustainability solutions, located in Chadds Ford, PA.

As consideration for the acquisition of RWS, under the MIPA, the Sellers received a purchase price of $33,000,000 in cash subject to certain adjustments set forth in the MIPA at the closing of the acquisition.

In order to facilitate the purchase of RWS, QSS and certain of its domestic subsidiaries modified the existing Credit Agreement with Monroe Capital (in each case as defined in Note 3 to the consolidated financial statements). Among other things, the modified Credit Agreement provides for a senior secured term loan facility in the principal amount of $34.7 million. The senior secured term loan at the LIBOR Rate (as defined in the Credit Agreement) for LIBOR Loans (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement); provided, that if the provision of LIBOR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate (as defined in the Credit Agreement) from time to time in effect plus the Applicable Margin for Base Rate Loans (as defined in the Credit Agreement). The maturity date of the revolving credit facility is October 19, 2025 (the "Maturity Date"). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan were permitted to be used in connection with the RWS acquisition.

We have made other significant strategic acquisitions in 2021, which are further described in Note 3 to the consolidated financial statements, including the acquisition of substantially all of the assets used in the business of an Atlanta, GA-based independent environmental services company, the acquisition of substantially all of the assets used in the business of a Louisville, KY-based independent environmental services company, and the acquisition of substantially all of the assets used in the business of a Greenville, SC-based environmental services company.

On February 10, 2022, we acquired an independent environmental services company that primarily services clients in the northeast region of the United States for approximately $3.35 million. This acquisition was paid in cash and was financed with a draw down on the term loan pursuant to the Credit Agreement.

Available Information

Our principal executive offices are located at 3481 Plano Parkway, The Colony, Texas 75056, and our telephone number is (972) 464-0004. Our website address is https://investors.qrhc.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

While we reported net income in 2020 and 2021, as a result of historical operating losses, we had an accumulated deficit of $96,708,981 as of December 31, 2021. We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, expand the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, implement internal systems and infrastructure, and hire additional personnel. As a result, we may incur losses as we expand our business. There is no assurance that we will maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth under “Risk Factors” or are included elsewhere in this Annual Report on Form 10-K. If we incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our business depends to a certain extent upon our largest customers, and any material reduction in our business with those customers could have an adverse effect on our company.

The success of our business depends to a certain extent on our relationship with our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Two customers accounted for 38% of our revenue for the year ended December 31, 2021, and three customers accounted for 51% of our revenue for the year ended December 31, 2020. Our contractual arrangements with our major customers generally are on a multi-year basis and pertain to the management of only certain forms of materials. Our failure to maintain our business with our largest customers or any other large customer could have an adverse effect on our business.

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

Under the terms of our PNC Loan Agreement and our Credit Agreement (each as defined in Note 7 to the consolidated financial statements), we are subject to certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio. In addition, the PNC Loan Agreement and the Credit Agreement each contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matter customarily restricted in such agreements. The PNC Loan Agreement and the Credit Agreement each also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, change of control, and failure of any guaranty or security document supporting the PNC Loan Agreement or the Credit Agreement, as applicable, to be in full force and effect. Upon the occurrence of an event of default, the outstanding obligations under the PNC Loan Agreement and/or the Credit Agreement, as applicable, may be accelerated and become immediately due and payable. We can provide no assurance that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our PNC Loan Agreement and/or our Credit Agreement to prevent a default.

A breach of any of these covenants or requirements could result in a default under our PNC Loan Agreement and/or our Credit Agreement. If we default under our PNC Loan Agreement and/or our Credit Agreement and we are unable to cure the default or obtain a waiver, we will not be able to access the credit available under our PNC Loan Agreement and/or our Credit Agreement, as applicable, and there can be no assurance that we would be able to obtain alternative financing. In addition, our level of indebtedness may limit our financial flexibility and could affect our operations. Even if new financing is available, it may not be on terms that are acceptable to us. No assurance can be given that our future operating results will be sufficient to achieve compliance with the covenants and requirements of our PNC Loan Agreement and our Credit Agreement.

We may need additional capital in the future.

The development and expansion of our business may require additional funds. In the future, we may seek additional equity or debt financing to provide funds for our business and operations. Such financing may not be available or may not be available on satisfactory terms. In addition, the terms of our PNC Loan Agreement and the Credit Agreement could limit our ability to obtain additional debt financing. If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly than we otherwise would be able to do, debt financing increases expenses and we must repay the debt regardless of our operating results. Equity financings could result in dilution to our existing stockholders.

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

While we recently acquired Green Remedies and RWS in connection with our growth strategy to acquire other businesses, we can provide no assurance that we will identify appropriate acquisition targets, successfully complete any future acquisitions or successfully integrate the business of companies we do acquire. Even if we successfully acquire a business entity, there is no assurance that our combined business will become profitable. The process of completing the integration of acquired businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the pursuit of business acquisitions and the integration of acquired businesses, and the incurrence of significant, acquisition related costs in connection with proposed and completed acquisitions, could have an adverse effect on our business, financial condition or results of operations.

If the benefits of any completed or proposed acquisition of do not meet the expectations of investors, stockholders or financial analysts, the market price of our Common Stock may decline.

If the benefits of any completed acquisition (including Green Remedies and RWS) or proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our Common Stock prior to such acquisition may decline. The market values of our Common Stock at the time of an acquisition may vary significantly from their prices on the date the acquisition target was identified.

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

The interest rates for our obligations under our ABL Facility with PNC might be subject to change based on recent regulatory changes.

In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration, together with any successor to the ICE Benchmark Administrator, (the “IBA”) for purposes of the IBA setting the London interbank offered rate. As a result, it is possible that commencing in 2022, the London interbank offered rate, or “LIBOR,” may no longer be available or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on our loans under the ABL Facility (as defined herein) with PNC, and it is unclear whether new methods of calculating LIBOR will be established. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. The ABL Facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurance as to whether such replacement or alternative rate will be more or less favorable than LIBOR. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

Increased prices and inflation could negatively impact our financial results.

Though we believe that the rates of inflation in recent years have not had a significant impact on our operations, a continued increase in inflation, including inflationary pressure on labor and the goods and services we rely upon to deliver service to our customers, could result in increases to our operating costs, and we may be unable to pass these costs on to our customers. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby increasing our costs of doing business and reducing our margins. If such impacts are prolonged and substantial, they could have a material adverse effect on our results of operations.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreements to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Form 10-K.

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

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2021, we had 19,045,988 shares of our Common Stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2021, we had 4,328,730 shares of Common Stock issuable upon the exercise of outstanding stock options, DSUs, and warrants under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our Common Stock.

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

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of our PNC Loan Agreement and the Credit Agreement restrict our ability to declare cash dividends. We plan to retain any future earnings to finance our operations and growth plans. Our credit agreement also prohibits us from paying dividends on our Common Stock. Accordingly, investors must rely on sales of shares of their Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

In connection with our acquisition of the assets of Green Remedies, we lease approximately 3,200 square feet of office space in Burlington, North Carolina under a lease that expires October 2023. This lease may be terminated under certain conditions as defined in the lease agreement. The lessor is a related party that is owned by the seller of Green Remedies and is employed by us.

In connection with our acquisition of RWS, we lease approximately 14,000 square feet of office space in Chadds Ford, Pennsylvania under a lease that expires October 2025. This lease may be terminated under certain conditions as defined in the lease agreement.

In connection with an acquisition in late 2021, we lease office space in Greenville, South Carolina under a lease that expires in December 2024. This lease may be terminated under certain conditions as defined in the lease agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has traded on the Nasdaq Capital Market, or Nasdaq, under the symbol “QRHC” since May 19, 2014.

As of March 1, 2022, there were 19,045,988 shares of Common Stock outstanding and approximately 105 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. In addition, the terms of our PNC Loan Agreement and the Credit Agreement restrict our ability to declare cash dividends. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as previously disclosed in the Company’s filings with the SEC, there were no sales of unregistered securities for the year ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None

ITEM 6. [RESERVED]

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

Our Business

We are a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables. Our programs and services enable our customers to address their business, environmental and sustainability goals and responsibilities.

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, better manage their disposal and total operating costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their business and environmental goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box, grocers, and other specialty retailers; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; transportation, logistics, and fleet operators; manufacturing and industrial facilities; multi-family and commercial properties; restaurant chains and food operations; and construction and demolition projects. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, cardboard, metal, glass, mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

We also provide information and data that tracks and reports the detailed transactional and environmental results of our services and provides actionable data to improve business operations. The data we generate enables our customers to address their environmental goals and responsibilities and to report to internal and external parties such as employees, investors, business partners, and governmental agencies.

Our results of operations from November 30, 2021 to December 31, 2021 reflect the results of RWS. See Note 3 to our Consolidated Financial Statements for a discussion of this transaction.

Years Ended December 31, 2021 and 2020 Operating Results

Our consolidated financial statements include the operating activities of our company and our subsidiaries for the years ended December 31, 2021 and 2020.

The following table summarizes our operating results for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Revenue	$155,715,373	$98,660,035
Cost of revenue	126,893,706	79,604,958
Gross profit	28,821,667	19,055,077
Operating expenses:
Selling, general, and administrative	21,728,886	17,140,996
Depreciation and amortization	2,469,425	1,163,812
Total operating expenses	24,198,311	18,304,808
Operating income	4,623,356	750,269
Other income (expense)	(116,000)	1,408,000
Interest expense	(2,495,130)	(701,932)
Loss on extinguishment of debt	—	(167,964)
Income before taxes	2,012,226	1,288,373
Income tax expense	321,169	254,004
Net income	$1,691,057	$1,034,369

Year Ended December 31, 2021 compared with Year Ended December 31, 2020

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

Revenue

For the year ended December 31, 2021, revenue was $155.7 million, an increase of $57.1 million, or 57.8%, compared with revenue of $98.7 million for the year ended December 31, 2020.

The increase was primarily due to the impact of customers’ business recovery compared with the COVID-19 impacted levels a year ago, heightened customer production levels, increased value for recycled materials compared to a year ago, increased services from certain continuing and new customers, and contribution from the acquired customer base related to the business acquisitions in 2021 and 2020, partially offset by lower levels of services due to COVID-19 related shutdowns or reduced operations at certain other customers. See Note 3 to our consolidated financial statements for a discussion of acquisitions during 2021 and 2020.

Cost of Revenue/Gross Profit

Cost of revenue increased to $126.9 million for the year ended December 31, 2021 from $79.6 million for the year ended December 31, 2020. The increase was primarily due to the same reasons impacting the increase in revenue, partially offset by lower costs related to certain contracted services.

Gross profit increased $9.8 million or 51.3%, to $28.8 million for the year ended December 31, 2021 from $19.1 million for the year ended December 31, 2020. Our gross margin was 18.5% in 2021 compared with 19.3% in 2020. The changes in gross profit and gross profit margin percentage for the year ended December 31, 2021 were primarily due to the net effect of the impact of customers’ business recovery compared with the COVID-19 impacted levels a year ago, a production ramp up at one of our largest industrial customers, increased value for certain recycled materials compared to a year ago, increased services from certain continuing and new customers, the acquired customer base related to acquisitions in 2021 and 2020, lower costs related to certain contracted services, and lower levels of services due to COVID-19 related shutdowns or reduced operations at certain other customers.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity price changes for recycled materials, the cost and mix of subcontracted services provided in any one reporting period, and the timing of acquisitions. Volumes of waste and recycling materials generated by our customers is impacted period to period based on several factors including their production or sales levels, demand of their product or services in the market, supply chain reliability, and labor force stability, among other business factors. If the impact of these factors either individually or in the aggregate cause a significant decline in the volume of waste and recycling materials generated by our customers, it could have an adverse effect on our revenues, gross profit, and gross profit margins.

Operating Expenses

For the year ended December 31, 2021, operating expenses increased to $24.2 million from $18.3 million for 2020. Selling, general, and administrative expenses were $21.7 million and $17.1 million for the years ended December 31, 2021 and 2020, respectively, a year-over-year increase of $4.6 million. The increase primarily relates to increases in labor related expenses of $2.7 million, acquisition/integration related expenses of $1.1 million inclusive of professional fees of $882,000, IT professional fees of $538,000, software license fees of $131,000, tradeshow/advertising expenses of $64,000 and other administrative expenses of $267,000, partially offset by decreases in stock related compensation of $106,000.

Operating expenses also included depreciation and amortization of $2.5 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. The increase in depreciation and amortization was primarily related to the Green Remedies asset acquisition in October 2020 and the business acquisitions in 2021.

Other Income (Expense)

Other expense was $(116,000) for the year ended December 31, 2021 for the adjustment of the Green Remedies earnout. Other income was $1.4 million for the year ended December 31, 2020 and represented the use of proceeds received under the Paycheck Protection Program (“PPP”) under a promissory note from BMO Harris Bank National Association (the “PPP Loan”) to fund eligible payroll, rent and utility expenses.

Interest Expense

For the year ended December 31, 2021, interest expense increased to $2.5 million from $702,000 for 2020 as a result of an increase in debt, primarily related to the acquisitions in 2021 and 2020. We are amortizing debt issuance costs of $3.1 million and OID of $2.2 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our consolidated financial statements.

Loss on Extinguishment of Debt

In the third quarter of 2020, the PNC Loan Agreement replaced a prior loan agreement with Citizens bank, which was paid off and terminated effective August 5, 2020. We recorded $168,000 in loss on extinguishment of debt in connection with this loan termination, including the write-off of the unamortized portion of debt issuance costs and fees directly associated with the loan payoff.

Income Taxes

We recorded a provision for income taxes of $321,000 and $254,000 for the years ended December 31, 2021 and 2020, respectively. The provision for income taxes for 2021 and 2020 is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all of our deferred tax assets (“DTAs”) as of both December 31, 2021 and 2020. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Income

Net income for the year ended December 31, 2021 was $1.7 million compared with net income of $1.0 million for the year ended December 31, 2020. The explanations above explain the primary changes related to the improvement in net results.

Our operating results, including revenue, operating expenses, and operating margins, vary from period to period depending on commodity prices of recycled materials, the volumes and mix of services provided, as well as customer mix during the reporting period and the timing of acquisitions.

Income per Share

Net income per basic and diluted share attributable to common stockholders was $0.09 and $0.08, respectively, for the year ended December 31, 2021 compared with net income per basic and diluted share of $0.05 for the year ended December 31, 2020. Net income attributable to common stockholders in the year ended December 31, 2020 includes a deemed dividend of $205,014 as a result of the triggering of a down round provision in certain outstanding warrants. The basic and diluted weighted average number of shares of Common Stock outstanding was approximately 18.9 million and 20.7 million, respectively, for the year ended December 31, 2021, compared to basic and diluted weighted average number of shares of Common Stock outstanding of approximately 16.7 million and 16.8 million, respectively, for the year ended December 31, 2020.

Adjusted EBITDA

In 2021, Adjusted EBITDA, a non-GAAP financial measure, increased 144.3% to $10.9 million, from $4.5 million in 2020.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, acquisition-related costs, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In 2021, other adjustments included $116,000 earnout adjustment, certain severance and recruiting costs of $194,000 and bank fees of approximately $65,000. In 2020, other adjustments included $(1,408,000) use of PPP Loan (as defined in Note 7 to the consolidated financial statements) proceeds, partially offset by certain severance and COVID-recall labor costs of $178,000, and loss on extinguishment of debt of $168,000.

The following table reflects the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	As Reported
	Years Ended December 31,
	2021	2020
Net income	$1,691,057	$1,034,369
Depreciation and amortization	2,765,059	1,276,431
Interest expense	2,495,130	701,932
Stock-based compensation expense	1,381,717	1,488,177
Acquisition, integration and related costs	1,843,454	743,426
Other adjustments	375,804	(1,048,026)
Income tax expense	321,169	254,004
Adjusted EBITDA	$10,873,390	$4,450,313

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, in 2021 increased 629% to $5.6 million from $769,000 in 2020. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the years ended December 31, 2021 and 2020, are calculated as follows:

	Years Ended December 31,
	2021	2020
Reported net income (a)	$1,691,057	$829,355
Adjustments:
Amortization of intangibles (b)	1,952,036	231,074
Acquisition, integration and related costs (c)	1,843,454	743,426
Other adjustments (d)	116,000	(1,408,000)
Loss on extinguishment of debt (e)	—	167,964
Deemed dividend for warrant down round feature	—	205,014
Adjusted net income	$5,602,547	$768,833

Diluted earnings per share:
Reported net income	$0.08	$0.05
Adjusted net income	$0.27	$0.05

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects the add back of earn-out fair value adjustment in 2021 and PPP loan benefit in 2020
(e) In 2020, reflects the addback of the loss upon the replacement of our Citizens ABL with the PNC/BBVA ABL

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of $12.6 million, including $8.4 million of cash and cash equivalents, compared with working capital of $8.7 million, including cash and cash equivalents of $7.5 million, as of December 31, 2020.

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

We believe our existing cash and cash equivalents of $8.4 million, our borrowing capacity under our $15.0 million ABL Facility, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months. As discussed in Note 7 to our consolidated financial statements, as a result of the uncertainty surrounding the COVID-19 pandemic and its impact on our operating results, in May 2020 we received loan proceeds of $1.4 million under the PPP, which were subsequently fully forgiven in accordance with the PPP. As discussed in Notes 7 and 13 to our consolidated financial statements, we entered into the PNC Loan Agreement which provides for an asset-based revolving credit facility of up to $15.0 million and an equipment loan facility in the maximum principal amount of $2.0 million, and in August 2020, we closed on a registered direct offering of our Common Stock, which provided gross proceeds to us of approximately $3.4 million. The PNC Loan Agreement replaced our prior credit facility under the Citizens Bank Loan Agreement (as defined in Note 7 to the consolidated financial statements), which was paid off and terminated effective August 5, 2020. On October 19, 2020, we and certain of our domestic subsidiaries entered into the Credit Agreement which provided financing for certain of the acquisitions in 2020 and 2021. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $58.7 million. The senior secured term loan at the LIBOR Rate for LIBOR Loans plus the Applicable Margin; provided, that if the provision of LIBOR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025, the “Maturity Date.” The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan were permitted to be used in connection for certain Permitted Acquisitions (as defined in the Credit Agreement).
•
A delayed draw term loan facility in the maximum principal amount of $16.0 million. Loans under the delayed draw term loan facility may be requested at any time until June 7, 2022. Pricing and maturity for the outstanding principal amount of the delayed draw term loan shall be the same as for the senior secured term loan. Proceeds of the delayed draw term loan are to be used for Permitted Acquisitions.
•
An accordion term loan facility in the maximum principal amount of $5.3 million. Loans under the accordion loan facility may be requested at any time until the Maturity Date. Each accordion term loan shall be on the same terms as those applicable to the senior secured term loan. Proceeds of accordion term loans are permitted to be used for Permitted Acquisitions.

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

The Credit Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio. In addition, the Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matter customarily restricted in such agreements. The Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, change of control, and failure of any guaranty or security document supporting the Credit Agreement to be in full force and effect. Upon the occurrence of an event of default, the outstanding obligations under the Credit Agreement may be accelerated and become immediately due and payable. The foregoing is a summary only and does not purport to be a complete description of all the terms, provisions, covenants and agreements contained in the Credit Agreement and is subject to and qualified in its entirety by reference to the full text of the Credit Agreement.

Cash Flows

The following discussion relates to the major components of our cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.6 million for the year ended December 31, 2021 compared with $3.1 million for the year ended December 31, 2020.

Net cash provided by operating activities for the year ended December 31, 2021 related primarily to the net effect of the following:

•
net income of $1,691,000;
•
non-cash items of $5.2 million, which related primarily to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
cash used in the net change in operating assets and liabilities of $4.4 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2021 and 2020 was $16.9 million and $506,000, respectively. Cash used in 2021 related mainly to $16.3 million cash paid for acquisitions. Other investing activities are primarily from purchases of property and equipment and intangible assets such as software development.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.3 million for the year ended December 31, 2021, primarily from borrowings of $12.5 million from the Credit Agreement with Monroe Capital, net borrowings of $2.9 million on our ABL Facility, $634,000 proceeds from our 2014 Employee Stock Purchase Plan and option stock issuances, partially offset by net repayments of $759,000 of long term debt. Net cash provided by financing activities was $1.5 million for the year ended December 31, 2020, primarily from $3.0 million net proceeds from the sale of Common Stock in a registered direct offering that closed on August 7, 2020, partially offset by net repayments of $540,000 on our ABL Facility and $1.1 million debt issuance costs related to the ABL Facility and the Credit

Agreement with Monroe Capital. See Note 13 to our consolidated financial statements for further discussion regarding the registered direct offering.

Inflation

We do not believe that inflation had a material impact on us for the years ended December 31, 2021 or 2020.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, deferred taxes and the fair value of assets and liabilities acquired in business acquisitions and stock-based compensation expense. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually during the third quarter, unless indicators of impairment exist in interim periods. Our test of goodwill impairment included assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events such as market capitalization as compared to book value. The impairment test for goodwill compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of its goodwill, we recognize an impairment loss equal to the excess, not to exceed the total amount of recorded goodwill.

In addition to the required goodwill impairment analysis, we also review the recoverability of our net intangible assets with finite lives when an indicator of impairment exists. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we determine if we will recover their carrying values as of the test date. If not recoverable, we record an impairment charge. We performed our most recent goodwill impairment analysis in the third quarter of 2021 with no impairment recorded.

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

Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2021 and 2020, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2021 and 2020, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021 other than the internal controls over financial reporting with respect to RWS Facility Services, LLC and the acquired business of InStream Environmental, LLC. As these acquisitions were consummated in December 2021, the operations resulting from these acquisitions did not have a significant impact on the Company’s results of operations for the year ended December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board of Directors has also adopted Corporate Governance Guidelines, Code of Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial and accounting officer, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website, at https://investors.qrhc.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials specified by SEC regulations. These documents are also available in print, free of charge, to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices.

The remainder of the information required by this Item is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
Financial Statements and Financial Statement Schedules
1.
Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
2.
Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.
b)
Exhibits

Exhibit No.	Exhibit

2.1

Asset Purchase Agreement, dated as of October 19, 2020, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC, Green Remedies Waste and Recycling, Inc. and Alan Allred (1)

3.1(b)	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (2)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation, as amended (3)

3.2(b)	Amendment to Second Amended and Restated Bylaws of Quest Resource Holdings Corporation, as amended (4)

4.1	Registration Rights Agreement, dated as of April 18, 2014, by and between Quest Resource Holding Corporation and the Purchasers named therein (5)

4.2	Form of Warrant (6)

4.3	Description of Registered Securities (7)

4.4	Promissory Note, dated as of October 19, 2020, by Quest Resource Holding Corporation in favor of Green Remedies Waste and Recycling, Inc. (8)

4.5	Form of Warrant to Purchase an Aggregate of 500,000 Shares (9)

4.6	Form of Warrant to Purchase an Aggregate of 350,000 Shares (10)

10.5(e)†	2012 Incentive Compensation Plan, as amended and restated (11)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (12)

10.5(g)†	Form of Incentive Stock Option Agreement (13)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (14)

10.20†	Severance and Change in Control Agreement, dated as of November 7, 2014, by and between Quest Resource Holding Corporation and Laurie L. Latham (15)

10.21†	2014 Employee Stock Purchase Plan (16)

10.23†	Amended and Restated Severance and Change in Control Agreement, dated as of June 29, 2021 by and between Quest Resource Holding Corporation and S. Ray Hatch (17)

10.24†	Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (18)

10.25

Loan, Security and Guaranty Agreement, dated as of February 24, 2017, by and among Citizens Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, LLC, Quest Resource Holding Corporation, and Earth911, Inc.  (19)

10.26	Voting Agreement, dated April 11, 2019, by and among Mitchell A. Saltz, Jeffrey D. Forte, Brian Dick, Hampstead Park Capital Management, LLC, and Quest Resource Holding Corporation (20)

10.27†	Amendment to 2012 Incentive Compensation Plan (21)

10.28†	Form of Quest Resource Holding Corporation Deferred Stock Unit Agreement (22)

10.29	Note, dated April 30, 2020, issued by Quest Resource Management Group LLC to BMO Harris Bank National Association (23)

10.30	Form of Securities Purchase Agreement (24)

10.31	Placement Agency Agreement, dated August 5, 2020, between the Company and Roth Capital Partners, LLC (25)

10.32	Form of Lock-Up Agreement (26)

10.33

Loan, Security and Guaranty Agreement, dated August 5, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation and Quest Sustainability Services, Inc. (27)

10.34

Credit Agreement, dated as of October 19, 2020, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or many from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (28)

10.35

Joinder and First Amendment to Loan, Security and Guaranty Agreement, dated as of October 19, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, and Global Alerts, LLC (29)

10.36

First Amendment to Credit Agreement, dated September 3, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (30)

10.37

Second Amendment to Credit Agreement, dated December 1, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (31)

10.38

Third Amendment to Credit Agreement, dated December 7, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (32)

10.39

Joinder and Second Amendment to Loan, Security and Guaranty Agreement, dated as of December 7, 2021, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Global Alerts, LLC, RWS Facility Services, LLC and Sustainable Solutions Group, LLC (33)

10.40	Consideration Agreement, dated as of October 19, 2020, by and between Quest Resource Holding Corporation, Green Remedies Waste and Recycling, Inc. and Alan Allred (34)

10.41†	Employment Agreement, dated as of October 19, 2020, by and between Quest Resource Management Group, LLC and Alan Allred (35)

10.42	Intercreditor Agreement, dated as of October 19, 2020, by and between BBVA, USA and Monroe Capital Management Advisors, LLC (36)

10.43	Letter Agreement, dated as of October 19, 2020, between Quest Resource Holding Corporation and the holders of the Warrants (37)

10.44

Asset Purchase Agreement, dated December 3, 2021 but effective as of November 30, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC, InStream Environmental, LLC, John Little, Larry Seay and Joel Powell (38)

10.45

Membership Interest Purchase Agreement, dated December 7, 2021 but effective as of November 30, 2021, by and among Quest Sustainability Services, Inc., Rome Holdings, LLC, M&A Business Consulting, Inc. and solely for purposes of Section 5.3(a) therein, Anthony J. DiIenno, Sr., RWS Investors, LLC and ATAR RWS Investors, LLC (39)

21.1	List of Subsidiaries

23.1	Consent of Semple, Marchal and Cooper, LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
(5)
Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.
(6)
Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2016.
(7)
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
(16)
Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.

(17)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2021.
(18)
Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(19)
Filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
(20)
Filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2019.
(21)
Filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.
(22)
Filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2019.
(23)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.
(24)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.
(25)
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
(29)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(30)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2021.
(31)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(32)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(33)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(34)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(35)
Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(36)
Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(37)
Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(38)
Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(39)
Filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.

† Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 17, 2022	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 17, 2022	By:	/s/ Laurie L. Latham
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

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2022
S. Ray Hatch

/s/ Laurie L. Latham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2022
Laurie L. Latham

/s/ Daniel M. Friedberg	Chairman of the Board of Directors	March 17, 2022
Daniel M. Friedberg

/s/ Glenn A. Culpepper	Director	March 17, 2022
Glenn A. Culpepper

/s/ Ronald L. Miller, Jr.	Director	March 17, 2022
Ronald L. Miller, Jr.

/s/ Stephen A. Nolan	Director	March 17, 2022
Stephen A. Nolan

/s/ Sarah R. Tomolonius	Director	March 17, 2022
Sarah R. Tomolonius

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Quest Resource Holding Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation (the “Company”) and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2021 and 2020, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee of the Company's board of directors and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions – Valuations of Intangible Assets
Description of the Matter

As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company acquired the membership interests of RWS Facility Services, LLC (“RWS”) and acquired substantially all of the assets of InStream Environmental, LLC (“InStream”) for net consideration of $34.0 million and $12.3 million, respectively. The Company’s purchase price allocations for these acquisitions resulted in customer relationships intangible assets valued at $28.4 million and goodwill of $13.3 million in total. The valuations of the customer relationships intangible assets were based upon an income approach; specifically, the multi-period excess earnings model.

We identified the Company’s accounting for its acquisitions of the RWS and InStream customer relationships as a critical audit matter because subjective auditor judgment was required in performing procedures over certain assumptions used to estimate the fair value of the customer relationships. Those assumptions included, among others, the revenue growth rate, the attrition rate, the projected EBITDA margin, and the discount rate. The evaluation of these assumptions was challenging due to the subjective nature of the assumptions. Additionally, differences in judgment used to determine these assumptions could have a significant effect on the estimated fair value of the customer relationships and purchase price allocation for the acquisitions. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following. We performed sensitivity analyses over the significant assumptions noted above to assess the impact on the Company’s estimate of the fair value of the customer relationships. Further, we compared the Company’s assumptions to RWS’ and InStream’s historic trends and industry outlook for any unusual relationships. We reviewed the work of management’s specialist who is a valuation professional with specialized skill and knowledge, and whose work included determining the multi-period excess earnings model as the most appropriate valuation method and determining the weighted average cost of capital used for the discount rate.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants We have served as the Company’s auditor since 2010. Phoenix, Arizona March 17, 2022

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,427,858	$7,516,260
Accounts receivable, less allowance for doubtful accounts of $840,522 and $935,261 as of December 31, 2021 and 2020, respectively	39,948,973	17,420,889
Prepaid expenses and other current assets	1,952,566	1,069,238
Total current assets	50,329,397	26,006,387

Goodwill	80,621,503	66,310,385
Intangible assets, net	39,118,940	6,528,330
Property and equipment, net, and other assets	5,596,566	3,384,055
Total assets	$175,666,406	$102,229,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,195,696	$15,246,839
Other current liabilities	6,195,170	1,392,579
Current portion of notes payable	1,329,109	624,383
Total current liabilities	37,719,975	17,263,801

Notes payable, net	62,409,201	14,948,625
Other long-term liabilities, net	1,908,966	1,973,759
Total liabilities	102,038,142	34,186,185

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,045,988 and 18,413,419 shares issued and outstanding as of December 31, 2021 and 2020, respectively	19,046	18,413
Additional paid-in capital	170,318,199	166,424,597
Accumulated deficit	(96,708,981)	(98,400,038)
Total stockholders’ equity	73,628,264	68,042,972
Total liabilities and stockholders’ equity	$175,666,406	$102,229,157

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenue	$155,715,373	$98,660,035
Cost of revenue	126,893,706	79,604,958
Gross profit	28,821,667	19,055,077
Operating expenses:
Selling, general, and administrative	21,728,886	17,140,996
Depreciation and amortization	2,469,425	1,163,812
Total operating expenses	24,198,311	18,304,808
Operating income	4,623,356	750,269
Other income (expense)	(116,000)	1,408,000
Interest expense	(2,495,130)	(701,932)
Loss on extinguishment of debt	—	(167,964)
Income before taxes	2,012,226	1,288,373
Income tax expense	321,169	254,004
Net income	1,691,057	1,034,369

Deemed dividend for warrant down round feature	—	(205,014)
Net income applicable to common stockholders	$1,691,057	$829,355
Net income per share applicable to common stockholders
Basic	$0.09	$0.05
Diluted	$0.08	$0.05
Weighted average number of common shares outstanding
Basic	18,885,714	16,661,472
Diluted	20,735,017	16,755,560

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2019	15,372,905	$15,373	$160,858,072	$(99,229,393)	$61,644,052
Stock-based compensation	—	—	1,488,177	—	1,488,177
Release of deferred stock units	28,116	28	(28)	—	—
Shares issued for Employee Stock Purchase Plan options	62,398	62	63,087	—	63,149
Sale of common stock, net of issuance costs	2,950,000	2,950	3,044,597	—	3,047,547
Warrant issued with note payable	—	—	765,678	—	765,678
Deemed dividend	—	—	205,014	(205,014)	—
Net income	—	—	—	1,034,369	1,034,369
Balance, December 31, 2020	18,413,419	18,413	166,424,597	(98,400,038)	68,042,972
Stock-based compensation	—	—	1,381,717	—	1,381,717
Release of deferred stock units	7,742	8	(8)	—	—
Shares issued for Employee Stock Purchase Plan options	47,979	48	108,758	—	108,806
Stock option and warrant exercises	358,261	358	525,259	—	525,617
Warrant issued with note payable	—	—	535,970	—	535,970
Stock issued for seller consideration	218,587	219	1,341,906	—	1,342,125
Net income	—	—	—	1,691,057	1,691,057
Balance, December 31, 2021	19,045,988	$19,046	$170,318,199	$(96,708,981)	$73,628,264

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,691,057	$1,034,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	484,558	261,809
Amortization of intangibles	2,280,501	1,014,622
Amortization of debt issuance costs and discounts	873,137	201,424
Provision for doubtful accounts	213,158	120,936
Stock-based compensation	1,381,717	1,488,177
Loss on extinguishment of debt	—	167,964
Changes in operating assets and liabilities:
Accounts receivable	(11,681,606)	(2,311,184)
Prepaid expenses and other current assets	(476,597)	82,332
Security deposits and other assets	(1,077,959)	(66,312)
Accounts payable and accrued liabilities	7,199,323	1,280,418
Deferred revenue and other liabilities	1,678,649	(176,898)
Net cash provided by operating activities	2,565,938	3,097,657
Cash flows from investing activities:
Purchase of property and equipment	(545,058)	(443,644)
Purchase of intangible assets	(91,111)	(62,428)
Acquisitions, net of cash acquired	(16,291,854)	—
Net cash used in investing activities	(16,928,023)	(506,072)
Cash flows from financing activities:
Proceeds from credit facilities	72,232,381	71,126,110
Repayments of credit facilities	(69,296,978)	(71,666,261)
Proceeds from long-term debt	12,500,000	—
Repayments of long-term debt	(758,643)	—
Debt issuance costs	(37,500)	(1,056,978)
Proceeds from stock option exercises	525,617	—
Proceeds from shares issued for Employee Stock Purchase Plan	108,806	63,149
Proceeds from the sale of common stock, net of issuance costs	—	3,047,547
Net cash provided by financing activities	15,273,683	1,513,567
Net increase in cash and cash equivalents	911,598	4,105,152
Cash and cash equivalents at beginning of period	7,516,260	3,411,108
Cash and cash equivalents at end of period	$8,427,858	$7,516,260

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company and Description of Business

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), Quest Sustainability Services, Inc. (“QSS”), RWS Facility Services, LLC ("RWS"), and Sustainable Solutions Group, LLC ("SSG"), (collectively, “we,” “us,” or “our company”).

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

We have made significant strategic acquisitions in 2020 and 2021, which are further described in Note 3.

•
On October 19, 2020, Quest acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc. (“Green Remedies”), a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC.
•
On June 30, 2021, Quest acquired substantially all of the assets used in the business of an Atlanta, GA-based independent environmental services company.
•
On November 5, 2021 but effective November 1, 2021, Quest acquired substantially all of the assets used in the business of a Louisville, KY-based independent environmental services company.
•
On December 3, 2021 but effective November 30, 2021, Quest acquired substantially all of the assets used in the business of a Greenville, SC-based environmental services company.
•
On December 7, 2021 but effective November 30, 2021, QSS acquired the membership interests of RWS , a Chadds Ford, PA-based environmental services company. RWS, along with its wholly-owned subsidiary, SSG, is a provider of environmental services, particularly in the commercial and industrial markets.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2021 and 2020.

As Quest, LDI, Youchange, QVC, QV One, QSS, RWS, and SSG each operate as environmental-based service companies, we did not deem segment reporting necessary.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

We use significant estimates when accounting for the carrying amounts of accounts receivable, goodwill and other intangible assets, deferred taxes, and the fair value of assets and liabilities acquired in business acquisitions and stock-based compensation expense, all of which are discussed in their respective notes to the consolidated financial statements.

Revenue Recognition

We recognize revenue as services are performed or products are delivered. For example, we recognize revenue as waste and recyclable material are collected or when products are delivered. We recognize revenue net of any contracted pricing discounts or rebate arrangements.

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. In situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage payment schedules, we record the revenue net of certain cost amounts. We record amounts collected from customers for sales tax on a net basis.

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

As of December 31, 2021 and 2020, we had established an allowance of $840,522 and $935,261, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

During the year ended December 31, 2020, we recorded a $47,940 increase in our allowance for doubtful accounts related to certain receivables acquired in the Green Remedies acquisition. See Note 3 for further discussion of acquisitions.

The changes in our allowance for doubtful accounts for the years ended December 31, 2021 and 2020 were as follows:

	Years ended December 31,
	2021	2020
Beginning balance	$935,261	$767,464
Bad debt expense	213,158	120,936
Uncollectible accounts written off, net	(307,897)	(1,079)
Addition related to acquisition	—	47,940
Ending balance	$840,522	$935,261

Fair Value Measurements

Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

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

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We did not recognize any impairment charges for long-lived assets during 2021 and 2020.

Goodwill

We record as goodwill the excess of the consideration transferred over the fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, such as market capitalization as compared to our book value. We performed our most recent goodwill impairment analysis in the third quarter of 2021 with no impairment recorded.

Net Income per Share

We compute basic net income per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for Deferred Stock Units (“DSUs”), during the period. We compute diluted net income per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants. Dilutive potential securities are excluded from the computation of earnings per share if their effect is antidilutive. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation insured level per institution. The bank cash balances on deposit may periodically exceed federally insured limits, however, we have never experienced any losses related to these balances.

We sell our services and products primarily to customers without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. From year to year, the customers that exceed 10% of our annual revenue, if any, may change. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances for the years ended December 31, 2021 and 2020:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2021	2	38%	8%
2020	3	51%	27%

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2021 and 2020, advertising expense totaled $41,930 and $51,247, respectively.

Stock-Based Compensation

We measure all share-based payments, including grants of options to purchase common stock and the issuance of DSUs to employees, third parties and board members, using a fair value-based method, in accordance with ASC Topic 718, Stock Compensation. We classify all share-based awards as equity instruments and recognize the vesting of the awards ratably over their respective terms. See Note 13 for a description of our share-based compensation plan and information related to awards granted under the plan.

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

Deferred Stock Units

Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of DSUs. The DSUs are recognized at their fair value on the date of grant. Director fees deferred into stock units are calculated and expensed

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

each month by taking fees earned during the month and dividing by the closing price of our common stock on the last trading day of the month, rounded down to the nearest whole share. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. In addition, certain executive compensation expense is also granted in the form of DSUs.

Business Combinations

Our acquisitions are accounted for in accordance with ASC Topic 805, Business Combinations. In purchase accounting, identifiable assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets. Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives. See Note 3 for more information related to our acquisitions.

Our consolidated financial statements include the results of operations from the date of the acquisitions.

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

3. Acquisitions

RWS

On December 7, 2021, QSS, a wholly-owned subsidiary of Quest, entered into a Membership Interest Purchase Agreement (the "MIPA"), effective as of November 30, 2021, among QSS, Rome Holdings, LLC, M&A Business Consulting, Inc., and solely for purposes of Section 5.3(a) of the MIPA, Anthony J. DiIenno, Sr., RWS Investors, LLC and ATAR RWS Investors, LLC, pursuant to which QSS acquired all of the outstanding membership interests of RWS. RWS is a provider of independent environmental services,

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

particularly in the commercial property and industrial markets and is located in Chadds Ford, PA. The acquisition strengthens our presence across key markets, particularly in commercial property management and adds to our industrial market base. The total purchase price for RWS was $33.0 million in cash subject to certain adjustments set forth in the MIPA. We funded the acquisition primarily with a term note to Monroe Capital, as further discussed in Note 7, which is secured by a first priority lien on substantially all of QRHC's tangible and intangible assets.

The following table sets forth the purchase consideration paid and the amount of assets acquired and liabilities assumed as of the acquisition date:

Sources of consideration paid:
Cash (1)	$32,048,438
Other (2)	1,964,562
$34,013,000
Purchase price allocation:
Accounts receivable, net (3)	7,888,586
Other assets	1,103,253
Machinery and equipment, net	494,614
Intangible assets	25,390,000
Goodwill	6,901,756
Current liabilities	(7,765,209)
$34,013,000

(1) Financed with Monroe Loan
(2) Net working capital
(3) Gross receivables of $10,359,526, net of allowance of $2,470,940

The purchase price allocation is preliminary and is based on information existing at the acquisition date. Accordingly the purchase price allocation is subject to change.

The intangible assets acquired were valued using an income approach; specifically, the multi-period excess earnings method for valuing the customer relationships and the relief from royalty method for valuing the trademark. The key assumptions used to value the customer relationships at $24,590,000 included, among others, base revenue, attrition rates, average customer life, and discount rate. The key assumptions used to value the trademark at $760,000 included, among others, revenue projection, pretax royalty rate, and discount rate.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired and primarily reflects future synergies. The goodwill related to the RWS acquisition is not deductible for income tax purposes.

The following table presents unaudited pro forma information for the years ended December 31, 2021 and 2020 as if the RWS acquisition had occurred at the beginning of our 2020 fiscal year. The unaudited pro forma information includes adjustments for amortization expense on definite lived intangible assets acquired, interest expense on debt incurred related to the acquisition, certain management adjustments, and the related income tax effects.

	Year Ended December 31,
	2021	2020
Pro Forma	(unaudited)	(unaudited)
Revenue	$202,092,014	$148,850,378
Net loss	$(5,029,315)	$(3,877,535)
Net loss per share - basic	$(0.27)	$(0.23)
Net loss per share - diluted	$(0.27)	$(0.23)

Included in our Consolidated Statement of Operations for the year ended December 31, 2021 related to RWS, is revenue of approximately $5.5 million and net loss of approximately $(138,000) since the acquisition date of November 30, 2021.

Other Acquisitions

We acquired three other environmental services businesses during the year ended December 31, 2021. The purchase price paid for these business acquisitions and the allocations of the purchase price is summarized as follows:

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Sources of consideration paid:
Cash (1)	$14,699,777
Deferred consideration - earn out liabilities	1,984,934
$16,684,711

Purchase price allocation:
Accounts receivable, net	$3,171,050
Intangible assets	9,390,000
Goodwill	7,409,362
Current liabilities	(3,285,701)
$16,684,711
(1) Financed with Monroe Loan

The purchase price allocations are preliminary and remain subject to revision as additional information is obtained about the facts and circumstances that existed at the valuation dates. The preliminary allocation of purchase price, including the value assigned to certain tangible and intangible assets acquired, is based on the best estimates of management and is subject to revision based on the final valuations. We expect our valuations to be completed in 2022.

These acquisitions are not material to our results of operations individually or in the aggregate. As a result, no pro forma financial information is provided.

Green Remedies

On October 19, 2020, we acquired substantially all of the assets of Green Remedies (the “Green Remedies Assets”) pursuant to the Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of October 19, 2020, among the Company, Green Remedies and Alan Allred (the “Green Remedies Acquisition”). Green Remedies is a leading provider of independent environmental services, particularly in the multi-family housing market, and is located in Burlington, NC. The Green Remedies Acquisition strengthens our presence across key markets, particularly in multi-family housing. The total purchase price for the Green Remedies Assets was approximately $16.1 million at close, which includes an earn out estimate tied to future performance over the next three years. As of December 31, 2020, we paid $10.9 million in cash and recorded $5.2 million in accrued liabilities for deferred payments due to the previous owner. We funded the acquisition primarily with a term note to Monroe Capital, as further discussed in Note 7, which is secured by a first priority lien on substantially all of QRHC’s tangible and intangible assets.

The following table sets forth the purchase consideration paid and the amount of assets acquired and liabilities assumed as of the acquisition date:

Sources of consideration paid:
Cash (1)	$10,869,599
Payable to seller (2)	296,284
Seller's Note, net (3)	2,170,000
Deferred seller consideration (4)	2,290,000
Deferred consideration - earn-out	440,000
$16,065,883

Purchase price allocation:
Accounts receivable, net	$1,331,190
Machinery and equipment	1,270,705
Intangible assets	5,890,000
Goodwill	8,101,895
Current liabilities	(527,907)
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

The intangible assets acquired were valued using an income approach; specifically, the multi-period excess earnings method for valuing the customer relationships and the relief from royalty method for valuing the trademark. The key assumptions used to value

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

the customer relationships at $5,480,000 included, among others, attrition rates, average customer life, and discount rate. The key assumptions used to value the trademark at $410,000 included, among others, revenue projection, pretax royalty rate, and discount rate.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired and primarily reflects future synergies. The goodwill related to the Green Remedies Assets is deductible for income tax purposes.

Deferred consideration payable to Green Remedies includes (i) $2,684,250 payable in either cash or shares of our common stock at our option, in two equal installments on the first and second anniversaries of the closing date of the Green Remedies Acquisition pursuant to a Consideration Agreement, as defined in the Asset Purchase Agreement; and (ii) an earn-out not to exceed $2,250,000 over an earn-out period, as defined in the Asset Purchase Agreement. We settled the first payment under the Consideration Agreement with the issuance of 218,587 shares of common stock on October 19, 2021. We initially valued the earn-out liability at $440,000 using a Monte Carlo simulation. As of December 31, 2021, this earn-out liability was valued at $556,000. As the earn-out liability is a contingent consideration arrangement, it is subject to periodic revaluation in accordance with ASC 820 Fair Value Measurement. The inputs used in estimating the fair value of the earn-out liability represent Level 3 inputs.

The following table presents unaudited pro forma information for the year ended December 31, 2020 as if the Green Remedies Acquisition had occurred at the beginning of our 2020 fiscal year. The unaudited pro forma information includes adjustments for amortization expense on definite lived intangible assets acquired, interest expense on debt incurred related to the acquisition, and the related income tax effects.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the Green Remedies Acquisition had been effected on the date previously set forth, nor is it indicative of the future operating results or financial position in combination.

Year Ended December 31, 2020
Pro Forma	(unaudited)
Revenue	$108,350,773
Net income	$942,746
Income per share - basic and diluted	$0.06

We incurred acquisition and integration costs related to the above 2021 and 2020 acquisitions of approximately $1,600,000 and $550,000, which is included in Selling, General and Administrative expense in the years ended December 31, 2021 and 2020, respectively.

4. Property and Equipment, net, and Other Assets

At December 31, 2021 and 2020, Property and equipment, net, and other assets consisted of the following:

	As of December 31,
	2021	2020
Machinery and equipment	$2,852,457	$2,278,777
Office furniture and fixtures	568,040	545,897
Leasehold improvements	571,242	558,035
Computer equipment	321,757	306,122
Vehicles	—	493,373
Property and equipment, gross	4,313,496	4,182,204
Accumulated depreciation	(1,771,376)	(2,195,198)
Property and equipment, net	2,542,120	1,987,006
Right-of-use operating lease assets	1,945,438	1,103,761
Security deposits and other assets	1,109,008	293,288
Property and equipment, net, and other assets	$5,596,566	$3,384,055

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the year ended December 31, 2021 was $484,558, including $295,634 of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts. Depreciation expense for the year ended December 31, 2020 was $261,809, including $112,619 depreciation expense recorded in “Cost of revenue.”

We recorded right-of-use operating lease assets related to our office leases in accordance with ASC 842. Refer to Note 8, Leases for additional information.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000. The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues, and accounts receivable as of the Closing Date. Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc. The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $339,667 and $259,017 related to the earn-out as of December 31, 2021 and 2020, respectively.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2021	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$36,820,000	$1,999,355	$34,820,645
Software	7 years	2,030,754	1,416,638	614,116
Trademarks	7 years	1,716,533	87,632	1,628,901
Non-compete agreements	3 years	2,150,000	94,722	2,055,278
Total finite lived intangible assets		$42,717,287	$3,598,347	$39,118,940

December 31, 2020	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$5,480,000	$218,022	$5,261,978
Software	7 years	2,153,061	1,285,058	868,003
Trademarks	7 years	410,000	11,651	398,349
Patents	7 years	230,683	230,683	—
Total finite lived intangible assets		$8,273,744	$1,745,414	$6,528,330

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2020	$66,310,385
Addition related to current year acquisitions	14,311,118
Goodwill balance at December 31, 2021	$80,621,503

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was $2,280,501 and $1,014,622 for the years ended December 31, 2021 and 2020, respectively. We expect amortization expense to be approximately $8.6 million for the year ending December 31, 2022, approximately $8.5 million for the year ending December 31, 2023, approximately $8.3 million for the year ending December 31, 2024, approximately $7.4 million for the year ending December 31, 2025, approximately $5.9 million for the year ending December 31, 2026, and approximately $430,000 thereafter. We have no indefinite-lived intangible assets other than goodwill. $65.1 million of the goodwill is not deductible for tax purposes, while $15.5 million of goodwill added in the current year and the Green Remedies Acquisition in 2020 is deductible over its tax-basis life. We performed our goodwill impairment analysis in the third quarter of 2021 and 2020 with no impairment recorded in either period.

In 2021, we recorded $6.9 million in goodwill and $25.4 million of intangible assets as part of the RWS acquisition. We recorded an additional $7.4 million in goodwill and $9.4 million of intangible assets as part of three other asset acquisitions during 2021. In October 2020, we recorded $8.1 million in goodwill and $5.9 million of intangible assets as part of the Green Remedies Acquisition. See Note 3 for more information on the acquisitions.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

6. Current liabilities

The components of Accounts payable and accrued liabilities are as follows:

	As of December 31,
	2021	2020
Accounts payable	$26,434,732	$12,511,678
Accrued taxes	797,394	837,443
Employee compensation	1,864,145	1,003,365
Operating lease liability - current portion	868,799	668,019
Other	230,626	226,334
	$30,195,696	$15,246,839

Refer to Note 8 for additional disclosure related to the operating lease liability.

The components of Other current liabilities is as follows:

	As of December 31,
	2021	2020
Deferred seller consideration, current	$1,183,153	$1,342,125
Deferred consideration - earn-out	1,290,000	—
Deferred revenue	3,722,017	50,454
	$6,195,170	$1,392,579

We recorded deferred seller consideration in connection with the Green Remedies Acquisition as further described in Note 3. The deferred consideration payable to the seller is payable in either cash or shares of our common stock. As of December 31, 2021 and 2020, the unamortized portion of OID on the deferred seller consideration was $158,972 and $356,097, respectively. The current portion of earn-out consideration related to other acquisitions is $1,290,000 as of December 31, 2021.

7. Notes payable and Other long-term liabilities, net

Our debt obligations are as follows:

		Years ended December 31,
	Interest Rate (1)	2021	2020
Monroe Term Loan (2)	7.5%	$58,585,000	$11,500,000
Green Remedies Promissory Note (3)	3.0%	2,040,607	2,684,250
PNC ABL Facility (4)	3.0%	7,234,737	4,299,333
Total notes payable		67,860,344	18,483,583
Less: Current portion of long-term debt		(1,329,109)	(624,383)
Less: Unamortized debt issuance costs		(2,637,483)	(1,670,529)
Less: Unamortized OID		(391,493)	(494,343)
Less: Unamortized OID warrant		(1,093,058)	(745,703)
Notes payable, net		$62,409,201	$14,948,625
(1) Interest rates as of December 31, 2021
(2) Bears interest at LIBOR rate plus Applicable Margin ranging from 5.5%-7.5%
(3) Stated interest rate of 3.0%, discounted cash flow rate of 13%
(4) Bears interest at a Base rate, as defined, plus a margin of 0.75% to 1.25%

The future minimum principal payments as of December 31, 2021 are as follows:

Year Ending December 31,	Amount
2022	$1,329,109
2023	1,123,900
2024	1,123,850
2025	64,283,485
Total	$67,860,344

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

	December 31,
	2021	2020
Debt issuance costs
Beginning balance	$1,670,529	$203,453
Financing costs deferred	1,351,500	1,757,856
Less: Amortization expense	(384,546)	(143,365)
Less: write-offs	—	(147,415)
Debt issuance costs, net of accumulated amortization	$2,637,483	$1,670,529

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020 and December 7, 2021, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association ("PNC")), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising the following:

•
An asset-based revolving credit facility in the maximum principal amount of $15.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. Each loan under the revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin ranging from 0.75% to 1.25% (3.0% as of December 31, 2021), or the LIBOR Lending Rate for the interest period in effect plus a margin ranging from 1.75% to 2.25% (no borrowings as of December 31, 2021). The maturity date of the revolving credit facility is April 19, 2025. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.
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

Certain of QRHC’s domestic subsidiaries are the borrowers under the PNC Loan Agreement. QRHC and one of its domestic subsidiaries are guarantors under the PNC Loan Agreement. As security for the obligations of the borrowers under the PNC Loan Agreement, (i) the borrowers under the PNC Loan Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect subsidiaries, and (ii) the guarantors under the PNC Loan Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect domestic subsidiaries.

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

The PNC Loan Agreement replaced our Loan, Security and Guaranty Agreement, dated as of February 24, 2017, with Citizens Bank, National Association (the “Citizens Bank Loan Agreement”), which was paid off and terminated effective August 5, 2020. We recorded $167,964 in loss on extinguishment of debt in connection with this loan termination, including the write-off of the unamortized portion of debt issuance costs and fees directly associated with the loan payoff.

As of December 31, 2021, the ABL Facility borrowing base availability was $15,000,000, of which $7,234,737 principal was outstanding.

It is possible that LIBOR may be phased out beginning in 2022. The ABL Facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR beginning in 2022 and will work with PNC to ensure any transition away from LIBOR will have minimal

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

impact on our financial condition. We, however, can provide no assurances regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.

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

We used the $1.4 million of loan proceeds to fund eligible payroll, rent and utility expenses under the terms of the PPP Loan. As a result, we met the PPP eligibility criteria for forgiveness and have concluded that the PPP Loan represents, in substance, funds provided under a government grant. We received confirmation from BMO Harris Bank of the full loan forgiveness and repayment by the SBA effective December 28, 2020. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance,” we recognized the use of $1.4 million of the loan proceeds for the year ended December 31, 2020 as Other Income.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was subsequently amended on September 3, 2021, December 1, 2021 and December 7, 2021, with Monroe Capital Management Advisors, LLC ("Monroe Capital"), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $58.7 million. The senior secured term loan accrues interest at the LIBOR Rate for LIBOR Loans plus the Applicable Margin; provided, that if the provision of LIBOR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025 (the "Maturity Date"). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
•
A delayed draw term loan facility in the maximum principal amount of $16.0 million. Loans under the delayed draw term loan facility may be requested at any time until June 7, 2022. Pricing and maturity for the outstanding principal amount of the delayed draw term loan shall be the same as for the senior secured term loan. Proceeds of the delayed draw term loan are to be used for Permitted Acquisitions.
•
An accordion term loan facility in the maximum principal amount of $5.3 million. Loans under the accordion loan facility may be requested at any time until the Maturity Date. Each accordion term loan shall be on the same terms as those applicable to the senior secured term loan. Proceeds of accordion term loans are permitted to be used for Permitted Acquisitions.

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

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028. We estimated the value of the warrants issued using the Black Scholes option pricing model and recorded a debt discount of approximately $766,000 in 2020 for the 500,000-share warrant and $536,000 in 2021 for the 350,000-share warrant which will be amortized over the term of the Credit

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Agreement. We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time and upon a date two years after the closing date of such agreement.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to the seller of Green Remedies in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the years ended December 31, 2021 and 2020 was $1,609,344 and $475,071, respectively. Debt issuance cost of $3,109,356 is being amortized to interest expense over the lives of the related debt arrangements. As of December 31, 2021, the unamortized portion of the debt issuance costs was $2,637,483. The amount of interest expense related to the amortization of debt issuance costs for the years ended December 31, 2021 and 2020 was $384,546 and $143,365, respectively. Debt discount (“OID”) of $2,210,148 is being amortized to interest expense over the lives of the related debt and consideration arrangements. As of December 31, 2021 and 2020, the unamortized portion of OIDs was $1,643,523 and $1,596,144, respectively. The amount of interest expense related to the amortization of OID costs for the years ended December 31, 2021 and 2020 is $488,591 and $78,034, respectively.

Other long-term liabilities, net

	December 31,
	2021	2020
Deferred consideration - earn-out	$781,000	$440,000
Deferred seller consideration, net	—	986,028
Operating lease liability - long-term portion	1,123,799	543,564
Other	4,167	4,167
	$1,908,966	$1,973,759

We recorded an earn-out in connection with the Green Remedies Acquisition as further described in Note 3. The earn-out is not to exceed $2,250,000 over an earn-out period, as defined in the Asset Purchase Agreement. We valued the earn-out liability at $556,000 and $440,000 at December 31, 2021 and 2020, respectively, using a Monte Carlo simulation. The non-current portion of earn-out consideration related to other acquisitions is $225,000 as of December 31, 2021.

8. Leases

We lease corporate office space in The Colony, Texas under an 84-month, non-cancelable operating lease. Upon the adoption of ASC 842 on January 1, 2019, we recorded approximately $2.0 million and $2.2 million to record the operating lease right-of-use asset and the related liabilities, respectively. The lease expires in October 2022, and we used an effective interest rate of 2.456%, which was our incremental borrowing rate in effect at the inception of the lease as the lease does not provide a readily determinable implicit rate.

In connection with our acquisition of RWS, we entered into a lease for office space in Chadds Ford, PA. We recorded a right of use asset associated with this lease of approximately $1.2 million. The lease expires in October 2025. This lease had a remaining term of 3.8 years at December 31, 2021, and we used an effective interest rate of 7.5%, which was our incremental borrowing rate in effect at the acquisition date of RWS as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement.

We lease office space in Greenville, SC. We recorded a right of use asset associated with this lease of approximately $255,000. The lease expires in December 2024. This lease had a remaining term of 2.9 years at December 31, 2021, and we used an effective interest rate of 8.75%, which was our incremental borrowing rate in effect at the acquisition date of the lease as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement.

In connection with our 2020 acquisition of the assets of Green Remedies, we entered into a lease for office space in Burlington, NC. We recorded a right of use asset associated with this lease of approximately $80,000. The lease expires in October 2023. This office lease had a remaining term of 1.8 years as of December 31, 2021, and we used an effective interest rate of 9.50%, which was our incremental borrowing rate in effect at the inception of the lease as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement. The lessor is a related party that is owned by the seller of Green Remedies and is employed by us.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The future minimum lease payments required under our office leases as of December 31, 2021 are as follows:

Year Ending December 31,	Amount
2022	$977,071
2023	480,282
2024	455,656
2025	310,354
Total lease payments	2,223,363
Less: Interest	(230,765)
Present value of lease payments	1,992,598

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at December 31, 2021 and 2020 are de minimis.

	As of December 31,
	2021	2020
Operating Leases
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,945,438	$1,103,761

Lease liabilities:
Accounts payable and accrued liabilities	$868,799	$668,019
Other long-term liabilities	1,123,799	543,564
Total operating lease liabilities	$1,992,598	$1,211,583

Lease Costs

For the years ended December 31, 2021 and 2020, we recorded $674,837 and $608,674, respectively, of fixed cost operating lease expense. Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the lease through August 2022. This minimum annual incentive is $93,600 through the remainder of the lease term.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant. The sublease agreement is accounted for as an operating lease and we recognize sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022. Sublease income, net of amortized leasing costs, for the year ended December 31, 2021 and 2020 was approximately $52,000 and $49,000, respectively.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the years ended December 31, 2021 and 2020.

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

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. We

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

had certain management fee contracts accounted for under the net basis method with net revenue of $96,618 and $0 for the years ended December 31, 2021 and 2020, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. Two customers accounted for 38% of revenue for the year ended December 31, 2021, and three customers accounted for 51% of revenue for the year ended December 31, 2020. We operate primarily in the United States, with minor services in Canada.

	Year Ended December 31,
	2021	2020
Revenue Type:
Services	$146,812,653	$90,088,862
Product sales and other	8,902,720	8,571,173
Total revenue	$155,715,373	$98,660,035

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

As of December 31, 2021 and 2020 we had $775,000 and $100,000, respectively, of deferred contract costs. During the year ended December 31, 2021, we amortized $218,333 deferred contract costs to selling, general, and administrative expense. During the year ended December 31, 2020, we amortized $203,750 deferred contract costs to selling, general, and administrative expense.

Certain customers are billed in advance, and, accordingly, recognition of related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. As of December 31, 2021 and 2020, we had $3,722,017 and $50,454, respectively, of deferred revenue, which was classified in “Other current liabilities.”

10. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2021 and 2020, and we have recorded a valuation allowance of $11,138,000 and $12,533,000, respectively against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	As of December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss	$2,695,000	$3,961,000
Depreciation and amortization	4,008,000	4,829,000
Stock-based compensation	3,808,000	3,442,000
Capitalized software costs	(164,000)	(237,000)
Bonus accrual	387,000	221,000
Allowance for doubtful accounts	225,000	255,000
Other	179,000	62,000
Total deferred tax assets, net	11,138,000	12,533,000
Less: valuation allowance	(11,138,000)	(12,533,000)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 27%. We had state income tax expense of $321,169 and $254,004 for the years ended December 31, 2021 and 2020, respectively, which is attributable to state obligations for states with no net operating

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

loss carryforwards, and the continued reserve against the benefit of the net operating losses at the federal level. The provision for income taxes consisted of the following:

	Years Ended December 31,
	2021	2020
Current	$321,169	$254,004
Deferred	—	—
Total	$321,169	$254,004

The reconciliation between the income tax expense calculated by applying statutory rates to net income and the income tax expense reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2021	2020
U.S. federal statutory rate applied to pretax income	$423,000	$271,000
State taxes - current, net of federal benefit	321,169	254,004
State taxes - deferred	298,000	(17,000)
Permanent differences	19,000	(378,000)
Benefit of federal operating loss carryforwards	(915,000)	(411,000)
Change in state tax rates and other	1,570,000	454,000
Change in valuation allowance	(1,395,000)	81,000
	$321,169	$254,004

As of December 31, 2021 and 2020, we had federal income tax net operating loss carryforwards of approximately $10,100,000 and $14,500,000, respectively, which expire at various dates ranging from 2034 through 2037. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of the Company's net operating loss may be limited in future years.

As of December 31, 2021 and 2020, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2022. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2018 to 2021. Tax audits by their very nature are often complex and can require several years to complete.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

12. Commitments and Contingencies

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2021 and 2020.

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees. Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the plan. For the years ended December 31, 2021 and 2020, our plan contribution expense was $198,622 and $184,148, respectively.

13. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or were outstanding as of December 31, 2021 and 2020. Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 19,045,988 and 18,413,419 shares were issued and outstanding as of December 31, 2021 and 2020, respectively.

•
Equity Offering - On August 5, 2020, QRHC sold 2,950,000 shares of common stock, par value $0.001 per share, at a price of $1.15 per share, pursuant to a registered direct offering (the “Offering”). The gross proceeds of the Offering were $3,392,500, before deducting fees and other estimated offering expenses, and closed on August 7, 2020. The use of the net proceeds from this Offering was intended to finance potential future acquisitions and for general corporate purposes. QRHC’s largest stockholder, which is controlled by the Chairman of the Board, purchased 655,000 shares of our common stock in the Offering at a price of $1.15, subject to the same placement agent discounts and commissions with respect to such shares as purchased by other stockholders in the Offering.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”). We recorded expense of $53,755 and $36,480 related to the ESPP during the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, we issued an aggregate 47,979 shares of common stock for $108,806 all to employees under our ESPP, as follows:

•
On May 14, 2021, we issued 22,937 shares for $38,988 for options that vested and were exercised.
•
On November 15, 2021, we issued 25,042 shares for $69,818 for options that vested and were exercised.

During the year ended December 31, 2020 we issued an aggregate 62,398 shares of common stock for $63,149 all to employees under our ESPP, as follows:

•
On May 14, 2020, we issued 30,206 shares for $30,040 for options that vested and were exercised.
•
On November 14, 2020, we issued 32,192 shares for $33,109 for options that vested and were exercised.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Warrants

Warrant activity from January 1, 2020 through December 31, 2021 was as follows:

	Warrants
			Weighted-
			Average
	Number	Exercise Price	Exercise Price
	of Shares	per Share	Per Share
Outstanding at January 1, 2020	521,060	$1.15 — $3.88	$1.62
Issued	500,000	$1.50	$1.50
Outstanding at December 31, 2020	1,021,060	$1.15 — $3.88	$1.56
Issued	350,000	$1.50	$1.50
Exercised	(181,834)	$1.15 — $3.88	$1.23
Canceled/Forfeited	(339,226)	$1.15 — $3.88	$1.83
Outstanding at December 31, 2021	850,000	$1.50	$1.50

The following table summarizes the warrants issued and outstanding as of December 31, 2021:

Warrants Issued and Outstanding as of December 31, 2021
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding				850,000

During the year ended December 31, 2021, we had the following warrant activity:

•
As discussed in Note 7, we issued a warrant in connection with the Credit Agreement to purchase 350,000 shares of QRHC's common stock exercisable immediately at an exercise price of $1.50 per share and with an expiration date of March 19, 2028.
•
We issued 181,834 shares of common stock through cashless exercises.
•
339,226 warrants expired on March 31, 2021.

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
•
As discussed in Note 7, we issued a warrant in connection with the Credit Agreement to purchase 500,000 shares of QRHC’s common stock exercisable immediately at an exercise price of $1.50 per share and with an expiration date of March 19, 2028.

Incentive Compensation Plan

In October 2012, we adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The 2012 Plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The purpose of the 2012 Plan is to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with our performance. The 2012 Plan is administered by the compensation committee of our board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the 2012 Plan is 4,837,500. The number of shares available for award under the 2012 Plan is subject to adjustment for certain corporate changes in accordance with the provisions of the 2012 Plan.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Stock Options

The following table summarizes the stock option activity from January 1, 2020 through December 31, 2021:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2020	2,445,453	$1.17 — $23.20	$3.37
Granted	998,713	$1.35 — $2.32	$1.56
Canceled/Forfeited	(266,224)	$1.48 — $16.80	$3.55
Outstanding at December 31, 2020	3,177,942	$1.17 — $23.20	$2.78
Granted	323,063	$3.01 — $6.30	$4.47
Exercised	(176,427)	$1.48 — $6.40	$2.98
Canceled/Forfeited	(43,993)	$1.48 — $23.20	$7.85
Outstanding at December 31, 2021	3,280,585	$1.17 — $23.20	$2.87

The weighted-average grant-date fair value of options granted was $2.84 and $1.01 for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, the intrinsic value of options outstanding was approximately $13,892,675 and $1,149,021, respectively, and the intrinsic value of options exercisable was approximately $9,946,072 and $432,248, respectively.

The following additional information applies to options outstanding at December 31, 2021:

Range of Exercise Prices	Outstanding at December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2021	Weighted- Average Exercise Price
$1.17 - $23.20	3,280,585	6.8	$2.87	2,357,641	$2.95

The following additional information applies to options outstanding at December 31, 2020:

Range of Exercise Prices	Outstanding at December 31, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2020	Weighted- Average Exercise Price
$1.17 - $23.20	3,177,942	7.4	$2.78	1,877,392	$3.40

Stock-based compensation expense for stock-based incentive awards was $740,824 and $1,171,885 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately $1.2 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2 years.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2021 and 2020 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020
Expected volatility	72%	75%
Risk-free interest rate	1.08%	0.49%
Expected dividends	0.00%	0.00%
Expected term in years	6.0	5.7

Deferred Stock Units – During the year ended December 31, 2021, we granted 82,881 DSUs and recorded director compensation expense of $394,355 related to the grants. In addition, during the year ended December 31, 2021, we granted 49,775 DSUs to executive employees and recorded compensation expense of $192,783. During the year ended December 31, 2020, we granted 47,212 DSUs and recorded director compensation expense of $74,496 related to the grants. In addition, during the year ended December 31, 2020, we granted 39,684 DSUs to executive employees and recorded compensation expense of $205,316. We had 198,145 and 73,231 DSUs outstanding at December 31, 2021 and 2020, respectively.

14. Net Income per Share

We compute basic net income per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for DSUs during the period. We compute diluted net income per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods where losses are reported, the weighted average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants. Dilutive potential securities are excluded from the computation of earnings per share if their effect is antidilutive. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

The computation of basic and diluted net income per share attributable to common stockholders is as follows:

	Years Ended December 31,
	2021	2020
Numerator:
Net income	$1,691,057	$1,034,369
Deemed dividend for warrant down round provision	—	(205,014)
Net income applicable to common stockholders	1,691,057	829,355
Denominator:
Weighted average common shares outstanding, basic	18,885,714	16,661,472
Effect of dilutive securities	1,849,303	94,088
Weighted average common shares outstanding, diluted	20,735,017	16,755,560
Net income per share:
Basic	$0.09	$0.05
Diluted	$0.08	$0.05
Anti-dilutive securities excluded from diluted net income per share:
Stock options	486,768	1,939,525
Warrants	—	90,431
Total anti-dilutive securities excluded from net income per share	486,768	2,029,956

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$1,402,552	$371,930
Cash paid for income taxes	$434,501	$272,308

Supplemental non-cash activities:
Repayment of Citizens ABL	$—	$3,385,560
Term loan proceeds	$34,700,000	$—
Debt issuance costs	$1,314,000	$700,878
Original issue discount - Seller's Note, Monroe loan, Deferred consideration	$535,970	$1,674,178
Acquisition of RWS	$31,002,668	$—
Acquisition of Green Remedies	$—	$16,065,883
Deemed dividend for warrant down round feature	$—	$205,014

16. Related Party Transactions

See Note 7 for further information regarding a promissory note issued to the seller of Green Remedies in connection with the Green Remedies Acquisition. The seller of Green Remedies is currently an employee of ours.

See Note 8 for further information regarding an operating lease held by a current employee and seller of Green Remedies.

See Note 13 for further information regarding additional purchases of QRHC’s common stock by our Chairman of the Board and our largest stockholder in the Offering that closed on August 7, 2020.

17. Subsequent Event

On February 10, 2022, we acquired an independent environmental services company that primarily services customers in the northeast region of the United States for approximately $3.35 million. This acquisition was paid in cash and was financed with a draw down on the term loan pursuant to the Credit Agreement.