Form 10-K/A
period 2021-12-31
Quest Resource Holding Corp
filed 2022-04-08
CIK 1442236

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

The number of shares of Registrant’s Common Stock outstanding as of April 1, 2022, was 19,045,988.

DOCUMENTS INCORPORATED BY REFERENCE: See "Explanatory Note".

Auditor Name: Semple, Marchal & Cooper, LLP Auditor Location: Phoenix, Arizona PCAOB Auditor Firm ID: 178

EXPLANATORY NOTE:

We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to amend our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the "SEC") on March 17, 2022 (the "Original Form 10-K"). The purpose of this Amendment No. 1 is to present the information that was previously omitted from Part III of the Original Form 10-K because we no longer intend to file a definitive proxy statement for our annual meeting of stockholders within 120 days after the end of our fiscal year ended December 31, 2021.

Except as otherwise expressly noted above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and, except where expressly noted, we have not updated the disclosures contained in the Original Form 10-K, including, among other things, the forward-looking statements, to reflect events that have occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV has been amended and restated in its entirety to include the currently dated certifications as exhibits.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors as of April 8, 2022:

Name	Age	Position
Daniel M. Friedberg	60	Chairman of the Board (2)(4)
S. Ray Hatch	62	President, Chief Executive Officer, and Director (4)
Glenn A. Culpepper	66	Director (3)(4)
Ronald L. Miller, Jr.	58	Director (1)(3)
Stephen A. Nolan	61	Director (1)(3)
Sarah R. Tomolonius	41	Director (1)(2)

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

Glenn A. Culpepper has served as a director of our company since July 2021. Mr. Culpepper has served as a director, investor, and consultant to companies in the environmental services, construction materials, and mining industries during the past five years. From February 2015 to June 2016, Mr. Culpepper was a Senior Vice President with Newmont Mining Corp, the world’s largest gold mining company. Mr. Culpepper was the Executive Vice President and Chief Financial Officer of Republic Services, Inc., the second largest solid waste services company in the United States, from January 2013 to August 2014. He was the Chief Financial Officer of Summit Materials, Inc., a leading business in the aggregates and construction materials sector, from July 2010 to December 2012. Prior to that, Mr. Culpepper spent 21 years at CRH plc, a large publicly-traded multinational construction materials company based in Dublin, Ireland, including two years as its principal financial officer and member of its board of directors, and 13 years as the CFO of its North

American operation, Oldcastle Materials, Inc. Prior to CRH, he held roles of increasing responsibility in audit, tax, and mergers and acquisitions at Price Waterhouse. We believe Mr. Culpepper’s experience as a senior executive and Chief Financial Officer of several companies and his executive and board experience at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Ronald L. Miller, Jr. has served as a director of our company since October 2012. Mr. Miller served as a director of one of our predecessors from July 2010 to October 2012. Mr. Miller has served as President of Windsor Westfield Management, LLC, a financial consulting and strategic planning firm, since October 2021. From June 2021 to September 2021, Mr. Miller served as Interim Chief Executive Officer of That’s Eatertainment Corp. and as Executive Vice President, Chief Financial Officer, and Secretary of that company from December 2015 until May 2021. He was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona, headquartered boutique investment banking firm from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2007 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc. That’s Eatertainment Corp. filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on September 8, 2021. We believe Mr. Miller’s prior leadership roles and his investment banking experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Stephen A. Nolan has served as a director of our company since April 2019. Mr. Nolan has served as President and Chief Operating Officer of SGS North America, the world’s largest testing, inspection and certification company, since August 2019. From June 2013 to April 2018, Mr. Nolan served as Chief Financial Officer and, subsequently, Chief Executive Officer and a member of the Board of Directors of Hudson Global, Inc. (HSON), a global provider of professional recruitment, talent management, and recruitment process outsourcing services. From September 2004 to December 2012, Mr. Nolan served as Chief Financial Officer of Adecco North America, a staffing and human capital solutions company. From November 2001 to September 2004, Mr. Nolan served as Chief Financial Officer for DHL Global Forwarding NA, a freight forwarding business. From April 2000 to November 2001, Mr. Nolan served as Corporate Controller for Newpower, a residential energy marketing start-up. From December 1985 to March 2000, Mr. Nolan served in Finance roles at Reckitt Benckiser, a global consumer products company. From October 1981 to December 1985, Mr. Nolan served as Audit Senior for PwC. We believe Mr. Nolan’s experience as the Chief Financial Officer and Chief Operating Officer of a number of companies and his executive and board experience at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Sarah R. Tomolonius has served as a director of our company since September 2016. Ms. Tomolonius has served as the Vice President of Investor Relations at M13, a consumer tech-focused full-service venture capital engine since March 2020. Ms. Tomolonius is the co-founder and has served as the Vice Chairman of the Sustainability Investment Leadership Council since January 2015. Ms. Tomolonius served as Vice President, Marketing and Investor Relations for Arlon Group, a food and agriculture investment firm, from December 2012 to June 2018, and served as Senior Professional, Management Reporting & Analytics from December 2010 to December 2012. From October 2008 to December 2010, Ms. Tomolonius served as Associate, Investor Relations for Citi Private Equity, a private equity group that was acquired by StepStone Group in October 2010. From October 2005 to September 2007, Ms. Tomolonius served as Research Analyst, Corporate & Public Affairs Group of Edelman, a global public relations firm. Ms. Tomolonius served as Program Assistant, Water & Coastal Program of Natural Resources Defense Council, a non-profit international environmental advocacy group, from October 2002 to September 2005. Ms. Tomolonius also serves as Chair of the Sustainability Committee for the New York Alternative Investment Roundtable. Ms. Tomolonius served as President of the Board of HeARTs Speak, a nonprofit organization, from February 2014 to February 2017. We believe that Ms. Tomolonius’ experience in the environmental and financial industries and her focus on sustainability provide the requisite qualifications, skills, perspectives, and experiences that make her well qualified to serve on our Board of Directors.

There are no family relationships among any of our directors and executive officers.

Management

The following table sets forth certain information regarding our executive officers as of April 8, 2022:

Name	Age	Position
S. Ray Hatch	62	President and Chief Executive Officer
Laurie L. Latham	65	Senior Vice President and Chief Financial Officer
David P. Sweitzer	59	Executive Vice President and Chief Operating Officer

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

David P. Sweitzer has served as Executive Vice President and Chief Operating Officer of our company since October 2016. Mr. Sweitzer served as Chief Sales Officer, Executive Vice President, and Senior Vice President of Sales of SMS Assist, L.L.C., a multisite property management technology company, from March 2013 to September 2016. Mr. Sweitzer served in various roles with Oakleaf Waste Management, a provider of waste outsourcing that was acquired by Waste Management, including Director of Business Development from July 2011 to March 2013, Client Solutions Vice President from February 2009 to July 2011, and Vice President of Industrial Programs and Account Management from July 2003 to January 2010. From April 1992 to June 2003, Mr. Sweitzer served as Market Manager/Specialist of Integrated Process Technologies, L.L.C., a facility maintenance service company.

Delinquent Section 16(a) Reports

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

Based solely upon our review of the copies of such forms filed electronically with the SEC during the fiscal year ended December 31, 2021, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year ended December 31, 2021.

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring. Mr. Culpepper is a Class I director whose term will expire at the 2022 Annual Meeting of Stockholders. Mr. Nolan and Ms. Tomolonius are Class II directors whose terms will expire in 2023, provided however that Ms. Tomolonius has agreed to be nominated for election as a Class I director at the 2022 Annual Meeting of Stockholders. Messrs. Friedberg, Hatch, and Miller are Class III directors whose terms will expire in 2024.

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

Board Committees

Our bylaws authorize our Board of Directors to appoint from among its members one or more committees consisting of one or more directors. Our Board of Directors has established standing Audit, Compensation, and Nominations and Corporate Governance Committees, each consisting entirely of independent directors as “independence” is defined by the listing standards of Nasdaq and by the SEC. The Board of Directors also established a standing Strategic Planning Committee in July 2019.

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

The Compensation Committee currently consists of Messrs. Culpepper, Miller, and Nolan. Mr. Nolan chairs the Compensation Committee.

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

The Strategic Planning Committee currently consists of Messrs. Friedberg, Culpepper, and Hatch. Mr. Friedberg chairs the Strategic Planning Committee.

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

Stock ownership generally includes shares directly owned by the individual (including any shares over which the individual has sole ownership, voting, or investment power); shares owned by the individual’s minor children and spouse and by other related individuals and entities over whose shares the individual has custody, voting control, or power of disposition; shares underlying restricted stock units, or “RSUs”, and deferred stock units, or “DSUs”, that have vested or will be vested within 60 days; shares held in trust for the benefit of the individual or the individual’s immediate family members; and shares owned through savings plans, such as our 401(k) Plan and our deferred compensation plan or acquired through our employee stock purchase plan.

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

Board and Committee Meetings

Our Board of Directors held a total of nine meetings during the fiscal year ended December 31, 2021. During the fiscal year ended December 31, 2021, the Audit Committee held eight meetings; the Compensation Committee held six meetings; the Nominations and Corporate Governance Committee held four meetings; and the Strategic Planning Committee held four meetings. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders. All of our directors attended our 2021 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2021 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2021 and 2020, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, and our two most highly compensated executive officers other than our principal executive officer who were serving as an executive officer on December 31, 2021. We refer to these executive officers as our “named executive officers.”

				Stock and	All Other
Name and Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	Compensation (3)	Total
S. Ray Hatch	2021	$344,389	$397,534	$214,838	$29,157	$985,918
President, Chief Executive	2020	$339,375	$309,669	$183,315	$29,683	$862,042
Officer, and Director
Laurie L. Latham	2021	$240,018	$166,202	$136,774	$20,060	$563,054
Senior Vice President and Chief	2020	$237,491	$117,309	$122,175	$20,014	$496,989
Financial Officer
David P. Sweitzer	2021	$288,951	$233,377	$161,129	$25,445	$708,902
Executive Vice President and	2020	$282,728	$192,449	$122,175	$23,857	$621,209
Chief Operating Officer

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2) The amounts in this column reflect the aggregate probable grant date fair value of stock and option awards granted to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards. Certain of the executive compensation is in the form of DSUs, in which the stock is fully vested upon issuance with delivery deferred until the executive leaves the Company.

(3) The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. However, we pay all health insurance premiums for Messrs. Hatch and Sweitzer and for Ms. Latham, which amounts are included in this column. The figure shown for each named executive officer also includes employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 87% of compensation, subject to IRS limits. We match 100% of the first 3% and 50% of the next 2% of eligible earnings that employees contribute to the 401(k) plan. Our 2014 Employee Stock Purchase Plan, as amended (the "2014 ESPP"), permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our Common Stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Internal Revenue Code of 1986, as amended (the "Code"), and the 2014 ESPP.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2021.

		Option Awards
						Equity Incentive
						Plan Awards:
						Number of
						Securities
		Number of Securities				Underlying	Option	Option
		Underlying Unexercised Options (1)				Unexercised	Exercise	Expiration
Name	Grant Date	Exercisable		Unexercisable		Unearned Options	Price	Date
S. Ray Hatch	1/7/2016	250,000		—		—	$5.44	1/7/2026
	1/16/2018	100,000		—		—	$2.39	1/16/2028
	2/12/2019	100,000	(2)	50,000		—	$1.51	2/12/2029
	3/16/2020	53,333	(2)	106,667		—	$1.51	3/16/2030
	3/15/2021	—		80,000	(2)	—	$3.83	3/15/2031
David P. Sweitzer	10/3/2016	62,500		—		—	$2.08	10/3/2026
	10/2/2017	8,400	(3)	2,100		—	$1.17	10/2/2027
	1/16/2018	100,000		—		—	$2.39	1/16/2028
	10/15/2018	6,300	(4)	4,200		—	$2.62	10/15/2028
	2/12/2019	66,667	(2)	33,333		—	$1.51	2/12/2029
	10/3/2019	4,200	(5)	6,300		—	$2.45	10/3/2029
	3/16/2020	35,000	(2)	70,000		—	$1.51	3/16/2030
	3/15/2021	—		60,000	(2)	—	$3.83	3/15/2031
Laurie L. Latham	1/2/2013	12,500		—		—	$21.20	1/2/2023
	10/18/2013	9,375		—		—	$16.40	10/18/2023
	12/17/2014	3,125		—		—	$11.60	12/17/2024
	12/16/2015	6,250		—		—	$6.40	12/16/2025
	12/16/2015	6,250		—		—	$6.40	12/16/2025
	1/12/2017	25,000		—		—	$2.50	1/12/2027
	1/12/2017	25,000		—		—	$2.50	1/12/2027
	1/16/2018	75,000		—		—	$2.39	1/16/2028
	2/12/2019	66,667	(2)	33,333		—	$1.51	2/12/2029
	3/16/2020	35,000	(2)	70,000		—	$1.51	3/16/2030
	3/15/2021	—		50,000	(2)	—	$3.83	3/15/2031

(1) Unless otherwise noted, all of the options granted to our named executive officers were granted under and are subject to the terms of our 2012 Incentive Compensation Plan

(2) One-third of the total number of shares underlying this option vest on each of the first, second, and third anniversary of the date of grant.

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

Employment and Other Agreements with Our Named Executive Officers

S. Ray Hatch

We entered into a severance and change in control agreement with Mr. Hatch, our President and Chief Executive Officer, on January 7, 2016, which was subsequently amended and restated on June 29, 2021. If we terminate Mr. Hatch’s employment for any reason other than for good cause (as defined in the agreement) or if Mr. Hatch voluntarily terminates his employment with us for good reason (as defined in the agreement), the agreement provides that (a) we will pay Mr. Hatch his salary for a period of 18 months following the effective date of such termination, (b) we will pay Mr. Hatch, at the same time as cash incentive bonuses are paid to other executives, a portion of the cash incentive bonus deemed by our Compensation Committee in the exercise of its sole discretion, to be earned by

Mr. Hatch pro rata for the period commencing on the first day of our fiscal year for which the cash incentive bonus is calculated and ending on the effective date of such termination, (c) all unvested stock options held by Mr. Hatch in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination, (d) all unvested RSUs granted after the date of the agreement held by Mr. Hatch in his capacity as an employee on the date of the termination shall vest as of the effective date of the termination and the shares of Mr. Hatch’s Common Stock related to such RSUs shall be delivered to Mr. Hatch as soon as administratively practicable after the effective date of the termination but in no event later than March 15 of the year following the effective date of the termination and (e) we shall either (i) provide coverage under our medical plan to the extent provided for Mr. Hatch on the effective date of termination, such benefits to be received over a period of 18 months after the effective date of the termination or (ii) provide reimbursement for the COBRA premium for such coverage through the earlier of such 18-month period after the effective date of the termination or the COBRA eligibility period.

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

DIRECTOR COMPENSATION

During fiscal 2021, we paid each non-employee director a monthly retainer, which is currently equivalent to $36,383 annually. Currently, the non-employee Chairman of the Board receives an additional $168,000 per year; the non-employee Chair of the Audit Committee receives an additional $8,269 per year; the non-employee Chair of the Compensation Committee receives an additional $5,513 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $2,756 per year; the non-employee Chair of the Strategic Planning Committee receives an additional $5,513 per year; the non-Chair members of the Audit Committee each receive an additional $2,205 per year; the non-chair members of the Compensation Committee each receive an additional $1,654 per year; the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $1,103 per year; and the non-Chair members of the Strategic Planning Committee each receive an additional $1,654 per year. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

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

We also compensate our non-employee directors in the form of stock-based compensation. In May 2020, Mr. Friedberg received a 10 year option to purchase 223,295 shares of our Common Stock at an exercise price of $1.48 per share, with 1/12th to vest and become exercisable on the last day of each month, commencing on the last day of the month in which the options were granted. In May 2020, each non-employee member (excluding Messrs. Friedberg and Nolan) of our Board of Directors at that time received 10 year options to purchase 37,915 shares of our Common Stock at an exercise price of $1.48 per share, with 1/12th to vest and become exercisable on the last day of each month, commencing on the last day of the month in which the options were granted. This grant reflects the annual stock-based compensation for those directors through May 2021. In May 2021, each non-employee member of our Board of Directors at that time received a fully vested DSU award to receive 15,000 shares of our Common Stock valued at $4.23 per share or $63,450. In July 2021, Mr. Culpepper became a non-employee member of our Board of Directors and at that time received a fully vested DSU award to receive 15,000 shares of our Common Stock valued at $6.93 per share or $103,950. These grants reflect the annual stock-based compensation for those directors through May 2022.

The following table sets forth the compensation earned or paid by us to each non-employee director for the fiscal year ended December 31, 2021. Mr. Hatch did not receive any compensation for his service on our Board of Directors. Mr. Golden no longer serves as a director of our company.

	Fees Earned	Stock	Option
Name	or Paid in Cash	Awards (1)	Awards (2)	Total
Glenn A. Culpepper	$19,845	$103,950	$—	$123,795
Daniel M. Friedberg	$140,924	$63,450	$—	$204,374
Michael F. Golden	$11,175	$—	$—	$11,175
Ronald L. Miller, Jr.	$44,295	$64,540	$—	$108,835
Stephen A. Nolan	$6,718	$98,965	$—	$105,683
Sarah R. Tomolonius	$38,903	$63,450	$—	$102,353

(1) The amounts in this column reflect the aggregate grant date fair value of stock awards (if any) granted to our non-employee directors during the fiscal year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718, Stock Compensation in the form of DSUs or other stock awards. The DSUs valuation on the date of grant is calculated based on the Director fees elected by each Director to be deferred into stock units.

(2) The amounts in this column reflect the aggregate grant date fair value of option awards (if any) granted to our non-employee directors during the fiscal year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The amounts reported in this column do not correspond to the actual economic value that may be received by our non-employee directors from their option awards.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2021:

Option
Name	Awards
Glenn A. Culpepper	-
Daniel M. Friedberg	488,819
Ronald L. Miller, Jr.	139,275
Stephen A. Nolan	151,659
Sarah R. Tomolonius	113,650

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of April 8, 2022 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our Common Stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percentage (2)
S. Ray Hatch (3)	731,204	3.70%
Laurie L. Latham (4)	396,854	2.04%
David P. Sweitzer (5)	402,336	2.07%
Daniel M. Friedberg (6)	3,244,553	16.63%
Glenn A. Culpepper (7)	15,000	*
Ronald L. Miller, Jr. (8)	155,515	*
Stephen A. Nolan (9)	233,832	1.22%
Sarah R. Tomolonius (10)	132,400	*
All directors and executive officers as a group (8 persons) (11)	5,311,694	24.75%
5% Stockholders:
Wynnefield Partners Small Cap Value, L.P., et al (12)	2,337,392	12.27%
Pinnacle Family Office Investments, L.P. (13)	2,400,000	12.60%

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

(2) The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 19,045,988 shares outstanding on April 8, 2022. The numbers and percentages shown include shares actually owned on April 8, 2022 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of April 8, 2022 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.

(3) Includes 633,334 shares issuable upon exercise of vested stock options and 73,585 deferred stock units.

(4) Includes 349,167 shares issuable upon exercise of vested stock options and 28,650 deferred stock units.

(5) Includes 371,400 shares issuable upon exercise of vested stock options and 22,425 deferred stock units.

(6) Consists of (a) 2,775,489 shares held by Hampstead Park Environmental Services Investment Fund LLC ("Hampstead Park Environmental"), and (b) 454,064 shares issuable upon exercise of vested stock options, and 15,000 deferred stock units.

(7) Consists of 15,000 deferred stock units.

(8) Includes 139,275 shares issuable upon exercise of vested stock options and 15,265 deferred stock units.

(9) Includes 116,904 shares issuable upon exercise of vested stock options and 49,928 deferred stock units.

(10) Includes 113,650 shares issuable upon exercise of vested stock options and 15,000 deferred stock units.

(11) Consists of (a) 2,899,047 shares held by the directors and executive officers as a group, (b) 2,177,794 shares issuable upon exercise of vested stock options, and (c) 199,129 deferred stock units.

(12) Based on the statement on Form 4 filed with the SEC on April 6, 2022 by Wynnefield Partners Small Cap Value, L.P, and affiliates. The address for Wynnefield Partners Small Cap Value, L.P, and affiliates is 450 Seventh Avenue, Suite 509, New York, NY 10123.

(13) Based on the statement on Form 4 filed with the SEC on December 28, 2021, by Pinnacle Family Office Investments, L.P. The address for Pinnacle Family Office Investments, L.P. is 5910 North Central Expressway, Suite 1475, Dallas, TX 75206.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to our Common Stock that may be issued under our incentive compensation plans and under other option grants.

	Number of		Number of
	securities	Weighted-	securities
	to be issued	average	remaining
	upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants,	warrants,	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders (1)	3,134,730	$2.68	1,737,436
Equity compensation plans not approved by security holders	344,000	$4.52	—
Total	3,478,730	$2.87	1,737,436

(1) Under our 2012 Incentive Compensation Plan, an aggregate of 4,837,500 shares of our Common Stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be decreased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised prior to expiration or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2021, the number of securities to be issued upon exercise of outstanding options was 2,936,585 and the number of Common Stock shares to be issued under DSUs was 198,145. As of December 31, 2021, the aggregate number of shares of Common Stock available for future issuance pursuant to awards under our 2012 Plan was 1,483,422 and 254,014 shares of Common Stock reserved for issuance under our 2014 ESPP. Our 2014 ESPP authorizes the sale of up to 500,000 shares of our Common Stock to employees.

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

On August 5, 2020, Hampstead Park Environmental, which is controlled by Daniel Friedberg, our Chairman of the Board, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Company pursuant to which the Company issued and sold to Hampstead Park Environmental 655,000 shares Common Stock at a purchase price of $1.15 per share in a registered direct offering (the “Offering”). The shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-227800) originally filed with the SEC on October 11, 2018 and declared effective on April 8, 2019. The Offering closed on August 7, 2020.

Director Independence

Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Culpepper, Friedberg, Miller and Nolan and Ms. Tomolonius are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Market, or Nasdaq, and by the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Hatch is an employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Audit Fees (1)	206,960	$185,384
Audit-related Fees (2)	11,074	19,205
Tax Fees (3)	—	140
All Other Fees (4)	6,581	109,583
Total	$224,615	$314,312

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

21.1	List of Subsidiaries (40)

23.1	Consent of Semple, Marchal and Cooper, LLP, independent registered public accounting firm (41)

24.1	Power of Attorney (included on the signature page of the initial filing of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2022)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted in Inline XBRL)

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
(38)
Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(39)
Filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(40)
Filed as Exhibit 21.1 to the Registrant's initial filing of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2022.
(41)
Filed as Exhibit 23.1 to the Registrant's initial filing of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2022.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: April 8, 2022	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: April 8, 2022	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	April 8, 2022
S. Ray Hatch

/s/ Laurie L. Latham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2022
Laurie L. Latham

*	Chairman of the Board of Directors	April 8, 2022
Daniel M. Friedberg

*	Director	April 8, 2022
Glenn A. Culpepper

*	Director	April 8, 2022
Ronald L. Miller, Jr.

*	Director	April 8, 2022
Stephen A. Nolan

*	Director	April 8, 2022
Sarah R. Tomolonius

* By /s/ Laurie L. Latham

Laurie L. Latham, Attorney-in-fact