Form 10-Q
period 2022-03-31
Quest Resource Holding Corp
filed 2022-05-16
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 19,045,988 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,921,587	$8,427,858
Accounts receivable, less allowance for doubtful accounts of $1,054,365 and $840,522 as of March 31, 2022 and December 31, 2021, respectively	46,561,628	39,948,973
Prepaid expenses and other current assets	2,008,491	1,952,566
Total current assets	56,491,706	50,329,397

Goodwill	81,164,900	80,621,503
Intangible assets, net	39,716,880	39,118,940
Property and equipment, net, and other assets	5,394,971	5,596,566
Total assets	$182,768,457	$175,666,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,861,721	$30,195,696
Other current liabilities	7,045,808	6,195,170
Current portion of notes payable	1,644,149	1,329,109
Total current liabilities	43,551,678	37,719,975

Notes payable, net	65,715,702	62,409,201
Other long-term liabilities	1,798,484	1,908,966
Total liabilities	111,065,864	102,038,142

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,045,988 shares issued and outstanding as of March 31, 2022 and December 31, 2021	19,046	19,046
Additional paid-in capital	170,576,837	170,318,199
Accumulated deficit	(98,893,290)	(96,708,981)
Total stockholders’ equity	71,702,593	73,628,264
Total liabilities and stockholders’ equity	$182,768,457	$175,666,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenue	$71,522,168	$35,101,991
Cost of revenue	60,273,753	28,662,113
Gross profit	11,248,415	6,439,878
Operating expenses:
Selling, general, and administrative	9,344,462	4,262,560
Depreciation and amortization	2,364,862	407,283
Total operating expenses	11,709,324	4,669,843
Operating income (loss)	(460,909)	1,770,035
Interest expense	(1,556,585)	(561,462)
Income (loss) before taxes	(2,017,494)	1,208,573
Income tax expense	166,815	61,833
Net income (loss)	(2,184,309)	1,146,740

Net income (loss) applicable to common stockholders	$(2,184,309)	$1,146,740
Net income (loss) per share applicable to common stockholders
Basic	$(0.11)	$0.06
Diluted	$(0.11)	$0.06
Weighted average number of common shares outstanding
Basic	19,244,634	18,504,993
Diluted	19,244,634	19,412,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2021	19,045,988	$19,046	$170,318,199	$(96,708,981)	$73,628,264
Stock-based compensation	—	—	258,638	—	258,638
Net loss	—	—	—	(2,184,309)	(2,184,309)
Balance, March 31, 2022	19,045,988	$19,046	$170,576,837	$(98,893,290)	$71,702,593

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2020	18,413,419	$18,413	$166,424,597	$(98,400,038)	$68,042,972
Stock-based compensation	—	—	309,610	—	309,610
Stock option and warrant exercises	276,388	277	253,112	—	253,389
Net income	—	—	—	1,146,740	1,146,740
Balance, March 31, 2021	18,689,807	$18,690	$166,987,319	$(97,253,298)	$69,752,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,184,309)	$1,146,740
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation	173,573	110,136
Amortization of intangibles	2,263,637	365,524
Amortization of debt issuance costs and discounts	324,779	211,622
Provision for doubtful accounts	261,973	34,486
Stock-based compensation	258,638	309,610
Changes in operating assets and liabilities:
Accounts receivable	(6,697,540)	(3,336,188)
Prepaid expenses and other current assets	(53,289)	(114,960)
Security deposits and other assets	124,284	(860)
Accounts payable and accrued liabilities	4,418,010	5,036,660
Other liabilities	718,682	191,041
Net cash provided by (used in) operating activities	(391,562)	3,953,811
Cash flows from investing activities:
Purchase of property and equipment	(261,417)	(115,886)
Purchase of intangible assets	(61,577)	(42,725)
Acquisition, net of cash acquired	(3,137,758)	—
Net cash used in investing activities	(3,460,752)	(158,611)
Cash flows from financing activities:
Proceeds from credit facilities	15,149,625	13,361,685
Repayments of credit facilities	(15,197,782)	(14,036,808)
Proceeds from long-term debt	3,500,000	—
Repayments of long-term debt	(60,000)	(135,543)
Proceeds from stock option exercises	—	253,389
Debt issuance costs	(45,800)	—
Net cash provided by (used in) financing activities	3,346,043	(557,277)
Net increase (decrease) in cash and cash equivalents	(506,271)	3,237,923
Cash and cash equivalents at beginning of period	8,427,858	7,516,260
Cash and cash equivalents at end of period	$7,921,587	$10,754,183

Supplemental cash flow information:
Cash paid for interest	$1,137,877	$353,960
Cash paid for income taxes	$29,510	$4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company and Description of Business

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), Quest Sustainability Services, Inc. (“QSS”), RWS Facility Services, LLC ("RWS"), Sustainable Solutions Group, LLC (”SSG”), and Sequoia Waste Management Solutions, LLC (”Sequoia”) (collectively, “we,” “us,” or “our company”).

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

We made significant strategic acquisitions in 2021, including the November 30, 2021 acquisition of the membership interests of RWS, a Chadds Ford, PA-based environmental services company. On February 10, 2022, we acquired an independent environmental services company that primarily services customers in the northeast region of the United States. See Note 3 for more information regarding the acquisitions.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2022 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2021 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, QSS, RWS, SSG, and Sequoia each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

3. Acquisitions

RWS

On December 7, 2021, QSS, a wholly-owned subsidiary of Quest, entered into a Membership Interest Purchase Agreement (the "MIPA"), effective as of November 30, 2021, among QSS, Rome Holdings, LLC, M&A Business Consulting, Inc., and solely for purposes of Section 5.3(a) of the MIPA, Anthony J. DiIenno, Sr., RWS Investors, LLC and ATAR RWS Investors, LLC, pursuant to which QSS acquired all of the outstanding membership interests of RWS. RWS is a provider of independent environmental services, particularly in the commercial property and industrial markets and is located in Chadds Ford, PA. The RWS acquisition strengthens our presence across key markets, particularly in commercial property management and adds to our industrial market base. The total purchase price for RWS was $33.0 million in cash subject to certain adjustments set forth in the MIPA. We funded the acquisition primarily with a term note to Monroe Capital Management Advisors, LLC (”Monroe Capital”), as further discussed in Note 7, which is secured by a first priority lien on substantially all of QRHC's tangible and intangible assets.

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
$34,013,000

(1) Financed with Monroe Capital term loan
(2) Net working capital
(3) Gross receivables of $10,359,526, net of allowance of $2,470,940

The purchase price allocation was preliminary and was based on information existing at the acquisition date. Accordingly, the purchase price allocation is subject to change.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired and primarily reflects future synergies. The goodwill related to the RWS acquisition is not deductible for income tax purposes.

The following table presents unaudited pro forma information for the three months ended March 31, 2021 as if the RWS acquisition had occurred at the beginning of our 2021 fiscal year. The unaudited pro forma information includes adjustments for amortization expense on definite lived intangible assets acquired, interest expense on debt incurred related to the acquisition, certain management adjustments, and the related income tax effects.

Three months ended
March 31, 2021
Pro Forma	(unaudited)
Revenue	$46,816,822
Net loss	$(523,531)
Net loss per share - basic and diluted	$(0.03)

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the RWS acquisition had been effected on the dates previously set forth, nor is it indicative of the future operating results or financial position in combination.

Other

On February 10, 2022, we acquired an independent environmental services company that primarily services customers in the northeast region of the United States for approximately $3.35 million. This acquisition was paid in cash and was financed with a draw down on the term loan pursuant to the Credit Agreement (as defined in Note 7). The purchase price was allocated to the acquired assets, primarily customer relationship intangibles and goodwill.

We acquired three other environmental services businesses during the year ended December 31, 2021. These acquisitions are not material to our results of operations, individually or in the aggregate.

4. Property and Equipment, net, and Other Assets

At March 31, 2022 and December 31, 2021, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Property and equipment, net of accumulated depreciation of $1,944,949 and $1,771,376 as of March 31, 2022 and December 31, 2021, respectively	$2,638,199	$2,542,120
Right-of-use operating lease asset	1,703,764	1,945,438
Security deposits and other assets	1,053,008	1,109,008
Property and equipment, net, and other assets	$5,394,971	$5,596,566

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended March 31, 2022 was $173,573, including $72,348 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts. Depreciation expense for the three months ended March 31, 2021 was $110,136, including $68,376 of depreciation expense reflected within “Cost of revenue”.

We recorded right-of-use operating lease assets related to our office leases in accordance with ASC 842. Refer to Note 8, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000. The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenue, and accounts receivable as of the Closing Date. Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc. The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” above and we have an accrued receivable in the amount of $333,667 and $339,667 related to the earn-out included as of March 31, 2022 and December 31, 2021, respectively.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2022 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$3,921,354	$35,328,646
Software	7 years	2,075,995	1,505,820	570,175
Trademarks	7 years	2,002,869	155,366	1,847,503
Non-compete agreements	3 years	2,250,000	279,444	1,970,556
Total finite lived intangible assets		$45,578,864	$5,861,984	$39,716,880

December 31, 2021	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$36,820,000	$1,999,355	$34,820,645
Software	7 years	2,030,754	1,416,638	614,116
Trademarks	7 years	1,716,533	87,632	1,628,901
Non-compete agreements	3 years	2,150,000	94,722	2,055,278
Total finite lived intangible assets		$42,717,287	$3,598,347	$39,118,940

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2021	$80,621,503
Addition related to acquisition	543,397
Goodwill balance at March 31, 2022	$81,164,900

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $2,263,637 and $365,524 for the three months ended March 31, 2022 and 2021, respectively.

We have no indefinite-lived intangible assets other than goodwill. $65.7 million of the goodwill is not deductible for tax purposes, while $15.5 million of goodwill is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2021 with no impairment recorded.

6. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Accounts payable	$31,700,134	$26,434,732
Accrued taxes	808,326	797,394
Employee compensation	1,405,026	1,864,145
Operating lease liability - current portion	715,140	868,799
Other	233,095	230,626
	$34,861,721	$30,195,696

Refer to Note 8, Leases for additional disclosure related to the operating lease liability.

The components of Other current liabilities were as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Deferred seller consideration, current	$1,232,434	$1,183,153
Deferred consideration - earn-out	1,290,000	1,290,000
Deferred revenue	4,523,374	3,722,017
	$7,045,808	$6,195,170

Deferred seller consideration in connection with our 2020 acquisition of Green Remedies Waste and Recycling, Inc. (”Green Remedies”) is payable in either cash or shares of our common stock. As of March 31, 2022 and December 31, 2021, the unamortized portion of OID on the deferred seller consideration was $109,691 and $158,972, respectively. The current portion of earn-out consideration related to other acquisitions is $1,290,000 as of March 31, 2022 and December 31, 2021.

7. Notes Payable and Other Long-term Liabilities

Our debt obligations are as follows:

	Interest Rate	March 31,	December 31,
	(1)	2022	2021
		(Unaudited)
Monroe Term Loan (2)	7.5%	$62,025,000	$58,585,000
Green Remedies Promissory Note (3)	3.0%	2,040,607	2,040,607
PNC ABL Facility (4)	3.0%	7,186,580	7,234,737
Total notes payable		71,252,187	67,860,344
Less: Current portion of long-term debt		(1,644,149)	(1,329,109)
Less: Unamortized debt issuance costs		(2,505,235)	(2,637,483)
Less: Unamortized OID		(365,781)	(391,493)
Less: Unamortized OID warrant		(1,021,320)	(1,093,058)
Notes payable, net		$65,715,702	$62,409,201
(1) Interest rates as of March 31, 2022
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

March 31,
2022
(Unaudited)
Debt issuance costs
Beginning balance	$2,637,483
Financing costs deferred	45,800
Less: Amortization expense	(178,048)
Debt issuance costs, net of accumulated amortization	$2,505,235

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020 and December 7, 2021, with BBVA USA(which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising the following:

•
An asset-based revolving credit facility in the maximum principal amount of $15.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. Each loan under the revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin ranging from 0.75% to 1.25% (3.0% as of March 31, 2022), or the LIBOR Lending Rate for the interest period in effect, plus a margin ranging from 1.75% to 2.25% (no borrowings as of March 31, 2022). The maturity date of the revolving credit facility is April 19, 2025. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.

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

As of March 31, 2022, the ABL Facility borrowing base availability was $15,000,000, of which $7,186,580 principal was outstanding.

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

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was subsequently amended on September 3, 2021, December 1, 2021 and December 7, 2021, with Monroe Capital, as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

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

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028. We estimated the value of the warrants issued using the Black Scholes option pricing model and recorded a debt discount of approximately $766,000 in 2020 for the 500,000-share warrant and $536,000 in 2021 for the 350,000-share warrant which are being amortized over the term of the Credit Agreement. We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time and upon a date two years after the closing date of such agreement.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to Green Remedies in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the three months ended March 31, 2022 and 2021 was $1,233,319 and $348,307, respectively. Debt issuance costs of $3,155,156 are being amortized to interest expense over the lives of the related debt arrangements. As of March 31, 2022, the unamortized portion of the debt issuance costs was $2,505,235. The amount of interest expense related to the amortization of debt issuance costs for the three months ended March 31, 2022 and 2021 was $178,048 and $88,718, respectively. Debt discount (“OID”) of $2,210,148 is being amortized to interest expense over the lives of the related debt and consideration arrangements. As of March 31, 2022, the unamortized portion of OIDs was $1,387,101. The amount of interest expense related to the amortization of OID costs for the three months ended March 31, 2022 and 2021 is $146,732 and $122,905, respectively.

Other long-term liabilities

	March 31,	December 31,
	2022	2021
	(Unaudited)
Deferred consideration - earn-out	$781,000	$781,000
Operating lease liability - long-term portion	1,013,318	1,123,799
Other	4,166	4,167
	$1,798,484	$1,908,966

We recorded deferred consideration in connection with certain business acquisitions. We valued the earn-out liability using a Monte Carlo simulation. The inputs used in estimating the fair value of the earn-out liability represent Level 3 inputs under the fair value hierarchy.

8. Leases

Our leases are primarily related to office space and are classified as operating leases.

Lease Costs

For the three months ended March 31, 2022, we recorded approximately $245,000 of fixed cost operating lease expense. For the three months ended March 31, 2021, we recorded approximately $158,000 of fixed cost operating lease expense. Our operating lease expense is offset by a minimum annual incentive received from a local Economic Development Council, which is accrued monthly and will continue over the term of the corporate office lease through August 2022. This minimum annual incentive is $93,600 effective September 2020 through the remainder of the lease term.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant. The sublease agreement is accounted for as an operating lease and we recognize sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022. Sublease income, net of amortized leasing costs, for the three months ended March 31, 2022 was approximately $13,000.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the three months ended March 31, 2022 and 2021. We did not obtain any new operating lease right-of-use assets in the three months ended March 31, 2022.

The future minimum lease payments required under our office leases as of March 31, 2022 are as follows:

Amount
2022	$691,601
2023	470,366
2024	455,656
2025	310,354
Total lease payments	1,927,977
Less: Interest	(199,519)
Present value of lease liabilities	$1,728,458

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at March 31, 2022 are de minimis.

	March 31,	December 31,
	2022	2021
Operating Leases:	(Unaudited)
Right-of-use operating lease asset:
Property and equipment, net and other assets	$1,703,764	$1,945,438

Lease Liabilities:
Accounts payable and accrued liabilities	$715,140	$868,799
Other long-term liabilities	1,013,318	1,123,799
Total operating lease liabilities	$1,728,458	$1,992,598

9. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations. Service revenues are primarily generated from fees charged for our collection, transfer, disposal and recycling services and from sales of commodities by our recycling operations. In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid, equipment, as well as minor ancillary services.

Revenue Recognition

We recognize revenue as services are performed or products are delivered. For example, we recognize revenue as waste and recyclable material are collected or when products are delivered. We recognize revenue net of any contracted pricing discounts or rebate arrangements.

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. We had certain management fee contracts accounted for under the net basis method with net revenue of $160,320 and $0 for the three months ended March 31, 2022 and 2021, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. One customer accounted for 16.5% of revenue for the three months ended March 31, 2022, and two customers accounted for 46.9% of revenue for the three months ended March 31, 2021. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenue Type:
Services	$68,721,608	$32,704,583
Product sales and other	2,800,560	2,397,408
Total revenue	$71,522,168	$35,101,991

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

As of March 31, 2022 and December 31, 2021, we had $675,000 and $775,000 of deferred contract costs, respectively. During the three months ended March 31, 2022, we amortized $102,500 of deferred contract costs to selling, general, and administrative expense. During the three months ended March 31, 2021, we amortized $50,000 of deferred contract costs to selling, general, and administrative expense.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of March 31, 2022 and December 31, 2021, we had $4,523,374 and $3,722,017, respectively, of deferred revenue which was classified in “Other current liabilities.”

10. Income Taxes

Our statutory income tax rate is anticipated to be 27%. We had income tax expense of $166,815 and $61,833 for the three months ended March 31, 2022 and 2021, respectively, which was attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards, and the continued reserve against the benefit of the net operating losses at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2022 and December 31, 2021, and we had recorded a valuation allowance of $11,589,000 and $11,138,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2022 and December 31, 2021, we had federal income tax net operating loss carryforwards of approximately $10,300,000 and $10,100,000, respectively, which expire at various dates ranging from 2034-2037.

11. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, and notes payable. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, based on their short maturities or, for notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities. Contingent liabilities are measured at fair value on a recurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. See discussion of the contingent earn-out liability in Note 7.

12. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 19,045,988 shares were issued and outstanding as of March 31, 2022 and December 31, 2021.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (as amended, the “ESPP”). We recorded expense of $11,370 and $4,224 related to the ESPP for the three months ended March 31, 2022 and 2021, respectively.

Warrants – The following table summarizes the warrants issued and outstanding as of March 31, 2022:

Warrants Issued and Outstanding as of March 31, 2022
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable Warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding				850,000

Stock Options – We recorded stock option expense of $183,419 and $216,958 for the three months ended March 31, 2022 and 2021, respectively. The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2021	3,280,585	$1.17 — $23.20	$2.87
Granted	58,889	$6.06 — $7.20	$6.33
Cancelled/Forfeited	(667)	$1.94 — $1.94	$1.94
Outstanding at March 31, 2022	3,338,807	$1.17 — $23.20	$2.93

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”). The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the three months ended March 31, 2022, we granted 1,507 DSUs and recorded director compensation expense of $9,638 related to the grants. In addition, during the three months ended March 31, 2022 we recorded compensation expense of $54,212, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees. During the three months ended March 31, 2021, we granted 2,845 DSUs and recorded director compensation expense of $8,661 related to the grants. In addition, during the three months ended March 31, 2021, we granted 13,333 DSUs to executive employees and recorded compensation expense of $79,768. We had 199,652 and 198,145 DSUs outstanding at March 31, 2022 and December 31, 2021, respectively.

13. Net Income (Loss) per Share

We compute basic net income per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for DSUs during the period. We compute diluted net income per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods where losses are reported, the weighted average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, warrants and shares issued pursuant to a Consideration Agreement as discussed in Note 6. Dilutive potential securities are excluded from the computation of earnings per share if their effect is antidilutive. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Numerator:
Net income (loss) applicable to common stockholders	$(2,184,309)	$1,146,740
Denominator:
Weighted average common shares outstanding, basic	19,244,634	18,504,993
Effect of dilutive common shares	—	907,692
Weighted average common shares outstanding, diluted	19,244,634	19,412,685
Net income (loss) per share:
Basic	$(0.11)	$0.06
Diluted	$(0.11)	$0.06
Anti-dilutive securities excluded from diluted net income (loss) per share:
Stock options	75,157	984,768
Warrants	—	—
Total anti-dilutive securities excluded from net income (loss) per share	75,157	984,768

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; the impact of the COVID-19 pandemic on our results of operations and any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors, including the impact of our business acquisitions in 2022 and 2021 on future results, the state of the U.S. economy in general, general economic conditions and the potential effect of inflationary pressures and increased interest rates on our cost of doing business, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Quest Sustainability Services, Inc., or QSS (formerly known as Earth911, Inc.), held the remaining 50% of the membership interests of Quest for several years. Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to QSS so that QSS now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, or QRHC. On October 19, 2020, Quest acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc., a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC. On December 7, 2021, QSS acquired all of the outstanding membership interests of RWS Facility Services, LLC (”RWS”), a full-service management company engaged in the brokering of recycling, waste and sustainability solutions, located in Chadds Ford, PA. See Note 3 to our condensed consolidated financial statements for more information regarding the acquisitions. The results for the three months ended March 31, 2022 reflect the impact of the RWS acquisition, but the prior year period does not.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and Quest (collectively, “we,” “us,” “our,” or “our company”).

Three Months Ended March 31, 2022 and 2021 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenue	$71,522,168	$35,101,991
Cost of revenue	60,273,753	28,662,113
Gross profit	11,248,415	6,439,878
Operating expenses:
Selling, general, and administrative	9,344,462	4,262,560
Depreciation and amortization	2,364,862	407,283
Total operating expenses	11,709,324	4,669,843
Operating income (loss)	(460,909)	1,770,035
Interest expense	(1,556,585)	(561,462)
Income before taxes	(2,017,494)	1,208,573
Income tax expense	166,815	61,833
Net income (loss)	$(2,184,309)	$1,146,740

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Impact of the COVID-19 Pandemic and Global Economic Trends

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

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the severity and duration of the crisis and the impact of actions taken and that will be taken to contain COVID-19 or treat its impact. These future impacts are highly uncertain and cannot be predicted with confidence. The economic impact from COVID-19 or other global crises may adversely impact our results of operations in the future and may affect the credit condition of some of our customers, which could increase delays in customer payments and credit losses.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, as noted above, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the quarter ended March 31, 2022, revenue was $71.5 million, an increase of $36.4 million, or 103.8%, compared to $35.1 million for the quarter ended March 31, 2021. The increase was primarily due to the impact of heightened customer production levels, increased value for recycled materials compared to a year ago, increased services from certain new and continuing customers, and $26.4 million contribution from the acquired customer base related to the business acquisitions in 2022 and 2021, partially offset by lower levels of services due to reduced operations at certain other customers. See Note 3 to our condensed consolidated financial statements for a discussion of acquisitions during 2022 and 2021.

Cost of Revenue/Gross Profit

Cost of revenue increased $31.6 million to $60.3 million for the quarter ended March 31, 2022 from $28.7 million for the quarter ended March 31, 2021. The increase was primarily due to the same reasons impacting the increase in revenue including $22.6 million from the acquired customer base related to the business acquisitions in 2022 and 2021.

Gross profit for the quarter ended March 31, 2022 was $11.2 million, an increase of $4.8 million, compared to $6.4 million for the quarter ended March 31, 2021. The gross profit margin was 15.7% for the first quarter of 2022 compared with 18.3% for the first quarter of 2021. The changes in gross profit and gross profit margin percentage for the quarter ended March 31, 2022 were primarily due to the net effect of the impact of increased services from certain new and continuing customers, the business operations acquired in 2022 and 2021, change in the mix of services and relative gross profit margins from new and acquired customer base, increased value for certain recycled materials compared to a year ago, and reduced operations at certain other customers.

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

Operating Expenses

Operating expenses were approximately $11.7 million and $4.7 million for the quarters ended March 31, 2022 and 2021, respectively, an increase of $7.0 million. The increase in operating expenses was primarily related to the business operations acquired after the quarter ended March 31, 2021 and totaled $4.8 million for the quarter ended March 31, 2022.

Selling, general, and administrative expenses were $9.3 million and $4.3 million for the quarters ended March 31, 2022 and 2021, respectively, an increase of approximately $5.1 million. The increase primarily relates to increases in labor related expenses of $2.7 million, acquisition/integration related expenses of $1.2 million, inclusive of professional fees of $756,000, travel/marketing expenses of $137,000 and other administrative expenses of $708,000.

Operating expenses for the quarters ended March 31, 2022 and 2021 included depreciation and amortization of approximately $2.4 million and $407,000, respectively, an increase of approximately $2.0 million. The increase in depreciation and amortization was primarily related to the business operations acquired after the quarter ended March 31, 2021 and totaled $1.9 million for the quarter ended March 31, 2022.

Interest Expense

Interest expense was $1.6 million and $561,000 for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately $1.0 million. The increase is due to an increase in debt, primarily related to the acquisitions in 2021 and 2022. We are amortizing debt issuance costs of $3.2 million and OID of $2.2 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income tax of $167,000 and $62,000 for the three months ended March 31, 2022 and 2021, respectively. The provision for income tax is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all our deferred tax assets (“DTAs”) as of both March 31, 2022 and December 31, 2021. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Income (Loss)

Net loss for the quarter ended March 31, 2022 was $(2.2) million compared to net income of $1.1 million for the quarter ended March 31, 2021. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions.

Income (Loss) per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.11) per share for the quarter ended March 31, 2022 compared with net income per basic and diluted share of $0.06 for the quarter ended March 31, 2021.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 19.2 million for the three months ended March 31, 2022. The basic and diluted weighted average number of shares of common stock outstanding were approximately 18.5 million and 19.4 million, respectively, for the three months ended March 31, 2021.

Adjusted EBITDA

In the quarter ended March 31,2022, Adjusted EBITDA, a non-GAAP financial measure, increased 42.2% to $3.7 million, from $2.6 million in 2021.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP. For the three months ended March 31, 2022 other adjustments of $196,000 included recruiting costs and certain administrative costs related to borrowings. For the three months ended March 31, 2021 other adjustments of $53,000 included severance costs and certain administrative fees related to borrowings.

The following table reflects Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported
	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net income (loss)	$(2,184,309)	$1,146,740
Depreciation and amortization	2,437,209	475,660
Interest expense	1,556,585	561,462
Stock-based compensation expense	258,638	309,610
Acquisition, integration and related costs	1,305,936	19,476
Other adjustments	195,858	53,342
Income tax expense	166,815	61,833
Adjusted EBITDA	$3,736,732	$2,628,123

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, was $1.3 million for the quarter ended March 31, 2022, compared with $1.5 million for the quarter ended March 31, 2021. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2022 and 2021, are calculated as follows:

	As Reported
	Three Months Ended March 31,
	2022	2021
Reported net income (loss) (a)	$(2,184,309)	$1,146,740
Amortization of intangibles (b)	2,174,455	288,643
Acquisition, integration and related costs (c)	1,305,936	19,476
Adjusted net income	$1,296,082	$1,454,859

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.11)	$0.06
Adjusted net income	$0.06	$0.07

Weighted average number of common shares outstanding:
Diluted (d)	21,715,982	19,412,685

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustment for dilution as adjusted net income is positive

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had $7.9 million and $8.4 million in cash and cash equivalents, respectively. Working capital was $12.9 million and $12.6 million as of March 31, 2022 and December 31, 2021, respectively.

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

We believe our existing cash and cash equivalents of $7.9 million, our borrowing availability under our $15.0 million ABL Facility (as defined and discussed in Note 7 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2022 and 2021.

Cash Flows from Operating Activities

Net cash used in operating activities was $(0.4) million for the three months ended March 31, 2022 compared with net cash provided by operating activities of $4.0 million for the three months ended March 31, 2021.

Net cash used in operating activities for the three months ended March 31, 2022 related primarily to the net effect of the following:

•
net loss of $(2,184,000);
•
non-cash items of $3,283,000, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash used in the net change in operating assets and liabilities of $(1,490,000), primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 and 2021 was $3.5 million and $159,000, respectively. Cash used in 2022 relates mainly to the $3.1 million net purchase of the assets of a Northeast-based independent environmental services company on February 10, 2022. Other investing activities are primarily from purchases of property and equipment and intangible assets.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $3.3 million compared to net cashed used in financing activities of $(557,000) for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 was primarily from term loan proceeds used to finance the February 2022 acquisition of an independent environmental services company, mostly offset by net borrowings on our ABL Facility and by repayments of notes payable. Net cash used in financing activities for the three months ended March 31, 2021 was primarily related to net repayments on our ABL Facility. See Note 7 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

We do not believe that inflation had a material impact on us during the three months ended March 31, 2022 and 2021. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

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

Item 1A. Risk Factors

The following risk factor supplements the risk factors described in Item 1A of our 2021 Annual Report and should be read in conjunction with the risk factors described in our 2021 Annual Report:

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

All of the borrowings under the senior secured credit facilities bear interest at variable rates. As a result, an increase in interest rates, whether due to an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt even though the amount borrowed remained the same resulting in our net income and cash flows, including cash available for servicing our indebtedness, to decrease correspondingly. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 16, 2022	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: May 16, 2022	By:	/s/ Laurie L. Latham
Laurie L. Latham
Senior Vice President and Chief Financial Officer