Form 10-Q
period 2022-09-30
Quest Resource Holding Corp
filed 2022-11-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 19,755,511 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,093,892	$8,427,858
Accounts receivable, less allowance for doubtful accounts of $2,077,647 and $840,522 as of September 30, 2022 and December 31, 2021, respectively	52,062,227	39,948,973
Prepaid expenses and other current assets	3,066,114	1,952,566
Total current assets	62,222,233	50,329,397

Goodwill	82,479,469	80,621,503
Intangible assets, net	35,580,863	39,118,940
Property and equipment, net, and other assets	5,985,649	5,596,566
Total assets	$186,268,214	$175,666,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,541,040	$30,195,696
Other current liabilities	5,791,000	6,195,170
Current portion of notes payable	1,158,800	1,329,109
Total current liabilities	41,490,840	37,719,975

Notes payable, net	70,315,054	62,409,201
Other long-term liabilities	2,079,709	1,908,966
Total liabilities	113,885,603	102,038,142

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,290,925 and 19,045,988 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	19,291	19,046
Additional paid-in capital	171,792,714	170,318,199
Accumulated deficit	(99,429,394)	(96,708,981)
Total stockholders’ equity	72,382,611	73,628,264
Total liabilities and stockholders’ equity	$186,268,214	$175,666,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$73,358,293	$37,366,740	$221,785,249	$109,326,814
Cost of revenue	61,174,960	30,514,034	183,685,111	89,223,751
Gross profit	12,183,333	6,852,706	38,100,138	20,103,063
Operating expenses:
Selling, general, and administrative	9,332,721	5,307,635	27,975,550	14,630,426
Depreciation and amortization	2,473,339	508,456	7,308,591	1,324,391
Total operating expenses	11,806,060	5,816,091	35,284,141	15,954,817
Operating income	377,273	1,036,615	2,815,997	4,148,246
Interest expense	(1,911,989)	(542,848)	(5,057,400)	(1,653,987)
Income (loss) before taxes	(1,534,716)	493,767	(2,241,403)	2,494,259
Income tax expense	151,619	108,003	479,011	262,449
Net income (loss)	(1,686,335)	385,764	(2,720,414)	2,231,810

Net income (loss) applicable to common stockholders	$(1,686,335)	$385,764	$(2,720,414)	$2,231,810
Net income (loss) per share applicable to common stockholders
Basic	$(0.09)	$0.02	$(0.14)	$0.12
Diluted	$(0.09)	$0.02	$(0.14)	$0.11
Weighted average number of common shares outstanding
Basic	19,368,192	18,984,979	19,297,636	18,784,722
Diluted	19,368,192	21,307,854	19,297,636	20,704,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2021	19,045,988	$19,046	$170,318,199	$(96,708,981)	$73,628,264
Stock-based compensation	—	—	258,638	—	258,638
Net loss	—	—	—	(2,184,309)	(2,184,309)
Balance, March 31, 2022	19,045,988	19,046	170,576,837	(98,893,290)	71,702,593
Stock-based compensation	—	—	326,894	—	326,894
Stock option exercises	53,465	53	92,375	—	92,428
Shares issued for Employee Stock Purchase Plan options	17,720	18	76,648	—	76,666
Net income	—	—	—	1,150,231	1,150,231
Balance, June 30, 2022	19,117,173	19,117	171,072,754	(97,743,059)	73,348,812
Stock-based compensation	—	—	412,715	—	412,715
Release of deferred stock units	28,650	29	(29)	—	—
Stock option exercises	145,102	145	307,274	—	307,419
Net loss	—	—	—	(1,686,335)	(1,686,335)
Balance, September 30, 2022	19,290,925	$19,291	$171,792,714	$(99,429,394)	$72,382,611

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2020	18,413,419	$18,413	$166,424,597	$(98,400,038)	$68,042,972
Stock-based compensation	—	—	309,610	—	309,610
Stock option and warrant exercises	276,388	277	253,112	—	253,389
Net income	—	—	—	1,146,740	1,146,740
Balance, March 31, 2021	18,689,807	18,690	166,987,319	(97,253,298)	69,752,711
Stock-based compensation	—	—	506,391	—	506,391
Release of deferred stock units	7,742	8	(8)	—	—
Stock option and warrant exercises	19,167	19	41,103	—	41,122
Shares issued for Employee Stock Purchase Plan options	22,937	23	38,965	—	38,988
Net income	—	—	—	699,306	699,306
Balance, June 30, 2021	18,739,653	18,740	167,573,770	(96,553,992)	71,038,518
Stock-based compensation	—	—	325,739	—	325,739
Stock option exercises	62,706	62	231,044	—	231,106
Net income	—	—	—	385,764	385,764
Balance, September 30, 2021	18,802,359	$18,802	$168,130,553	$(96,168,228)	$71,981,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,720,414)	$2,231,810
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	571,738	345,463
Amortization of intangibles	6,969,692	1,194,215
Amortization of debt issuance costs and discounts	978,386	615,570
Provision for doubtful accounts	1,143,757	28,550
Stock-based compensation	998,247	1,141,740
Changes in operating assets and liabilities:
Accounts receivable	(13,079,923)	(8,440,187)
Prepaid expenses and other current assets	(1,110,912)	(393,504)
Security deposits and other assets	(850,290)	(341,792)
Accounts payable and accrued liabilities	3,076,785	6,698,584
Other liabilities	(295,959)	285,791
Net cash provided by (used in) operating activities	(4,318,893)	3,366,240
Cash flows from investing activities:
Purchase of property and equipment	(627,216)	(436,438)
Purchase of intangible assets	(631,615)	(79,215)
Acquisition, net of cash acquired	(3,137,758)	(2,319,977)
Net cash used in investing activities	(4,396,589)	(2,835,630)
Cash flows from financing activities:
Proceeds from credit facilities	59,023,146	48,448,941
Repayments of credit facilities	(54,353,819)	(47,498,738)
Proceeds from long-term debt	3,500,000	—
Repayments of long-term debt	(1,124,774)	(461,468)
Proceeds from shares issued for Employee Stock Purchase Plan	76,666	38,988
Proceeds from stock option and warrant exercises	399,847	525,617
Debt issuance costs	(139,550)	—
Net cash provided by financing activities	7,381,516	1,053,340
Net increase (decrease) in cash and cash equivalents	(1,333,966)	1,583,950
Cash and cash equivalents at beginning of period	8,427,858	7,516,260
Cash and cash equivalents at end of period	$7,093,892	$9,100,210

Supplemental cash flow information:
Cash paid for interest	$3,918,191	$1,057,476
Cash paid for income taxes	$359,327	$294,101

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2022 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2021 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, QSS, RWS, SSG, and Sequoia each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

The following table sets forth the purchase consideration paid and the amount of assets acquired and liabilities assumed as of the acquisition date:

Sources of consideration paid:
Cash (1)	$32,048,438
Other (2)	1,964,562
$34,013,000
Purchase price allocation:
Accounts receivable, net (3)	7,888,586
Other assets	1,103,253
Machinery and equipment, net	494,614
Intangible assets	25,390,000
Goodwill	8,216,325
Current liabilities	(9,079,778)
$34,013,000

(1) Financed with Monroe Capital term loan
(2) Net working capital
(3) Gross receivables of $10,359,526, net of allowance of $2,470,940

The purchase price allocation is preliminary and was based on information existing at the acquisition date. Accordingly, the purchase price allocation is subject to change. The purchase price allocation was adjusted in the nine months ended September 30, 2022, which resulted in an increase to goodwill and current liabilities of approximately $1.3 million. We expect to complete our purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. Further adjustments could be made to our preliminary estimates of accounts receivable, other assets, current liabilities and goodwill.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired and primarily reflects future synergies. The goodwill related to the RWS acquisition is not deductible for income tax purposes.

The following table presents unaudited pro forma information for the three and nine months ended September 30, 2021 as if the RWS acquisition had occurred at the beginning of our 2021 fiscal year. The unaudited pro forma information includes adjustments for amortization expense on definite lived intangible assets acquired, interest expense on debt incurred related to the acquisition, certain management adjustments, and the related income tax effects.

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Pro Forma	(unaudited)	(unaudited)
Revenue	$51,155,885	$148,057,851
Net loss	$(846,442)	$(2,201,155)
Net loss per share - basic and diluted	$(0.05)	$(0.12)

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

4. Property and Equipment, net, and Other Assets

At September 30, 2022 and December 31, 2021, property and equipment, net, and other assets consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,326,677 and $1,771,376 as of September 30, 2022 and December 31, 2021, respectively	$2,584,301	$2,542,120
Right-of-use operating lease asset	2,448,531	1,945,438
Security deposits and other assets	952,817	1,109,008
Property and equipment, net, and other assets	$5,985,649	$5,596,566

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended September 30, 2022 was $201,345, including $80,903 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts and was $571,738 for the nine months ended September 30, 2022, including $232,839 of depreciation expense reflected within “Cost of revenue.” Depreciation expense for the three months ended September 30, 2021 was $119,865, including $74,495 of depreciation expense reflected within “Cost of revenue,” and was $345,463 for the nine months ended September 30, 2021, including $215,287 reflected within “Cost of revenue.”

We recorded right-of-use operating lease assets related to our office leases in accordance with ASC 842. Refer to Note 8, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000. The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenue, and accounts receivable as of the Closing Date. Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc. The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” above and we have an accrued receivable in the amount of $327,667 and $339,667 related to the earn-out included as of September 30, 2022 and December 31, 2021, respectively.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

September 30, 2022 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$7,846,356	$31,403,644
Software	7 years	2,641,435	1,768,842	872,593
Trademarks	7 years	2,007,468	298,397	1,709,071
Non-compete agreements	3 years	2,250,000	654,445	1,595,555
Total finite lived intangible assets		$46,148,903	$10,568,040	$35,580,863

December 31, 2021	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$36,820,000	$1,999,355	$34,820,645
Software	7 years	2,030,754	1,416,638	614,116
Trademarks	7 years	1,716,533	87,632	1,628,901
Non-compete agreements	3 years	2,150,000	94,722	2,055,278
Total finite lived intangible assets		$42,717,287	$3,598,347	$39,118,940

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2021	$80,621,503
Addition related to acquisition	543,397
RWS purchase price allocation adjustment	1,314,569
Goodwill balance at September 30, 2022	$82,479,469

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $2,352,897 and $463,087 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to finite lived intangible assets was $6,969,692 and $1,194,215 for the nine months ended September 30, 2022 and 2021, respectively.

We have no indefinite-lived intangible assets other than goodwill. $67.0 million of the goodwill is not deductible for tax purposes, while $15.5 million of goodwill is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2022 with no impairment recorded.

6. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Accounts payable	$29,885,211	$26,434,732
Accrued taxes	1,118,346	797,394
Employee compensation	2,159,764	1,864,145
Operating lease liability - current portion	416,709	868,799
Other	961,010	230,626
	$34,541,040	$30,195,696

Refer to Note 8, Leases for additional disclosure related to the operating lease liability.

The components of Other current liabilities were as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Deferred seller consideration, net	$1,330,997	$1,183,153
Deferred consideration - earn-out	1,846,000	1,290,000
Deferred revenue	2,614,003	3,722,017
	$5,791,000	$6,195,170

Deferred seller consideration in connection with our 2020 acquisition of Green Remedies Waste and Recycling, Inc. (“Green Remedies”) is payable in either cash or shares of our common stock, at our option, in October 2022. As of September 30, 2022 and December 31, 2021, the unamortized portion of OID on the deferred seller consideration was $11,128 and $158,972, respectively.

The current portion of earn-out consideration related to other acquisitions was $1,846,000 as of September 30, 2022 and $1,290,000 at December 31, 2021.

7. Notes Payable and Other Long-term Liabilities

Our debt obligations are as follows:

	Interest Rate	September 30,	December 31,
	(1)	2022	2021
		(Unaudited)
Monroe Term Loan (2)	9.06%	$61,228,651	$58,585,000
Green Remedies Promissory Note (3)	3.00%	1,772,182	2,040,607
PNC ABL Facility (4)	4.56%	11,904,062	7,234,737
Total notes payable		74,904,895	67,860,344
Less: Current portion of long-term debt		(1,158,800)	(1,329,109)
Less: Unamortized debt issuance costs		(2,238,842)	(2,637,483)
Less: Unamortized OID		(314,356)	(391,493)
Less: Unamortized OID warrant		(877,843)	(1,093,058)
Notes payable, net		$70,315,054	$62,409,201
(1) Interest rates as of September 30, 2022
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

September 30,
2022
(Unaudited)
Debt issuance costs
Beginning balance	$2,637,483
Financing costs deferred	139,550
Less: Amortization expense	(538,191)
Debt issuance costs, net of accumulated amortization	$2,238,842

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020 and December 7, 2021, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising the following:

•
An asset-based revolving credit facility in the maximum principal amount of $15.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. Each loan under the revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin ranging from 0.75% to 1.25% (4.56% as of September 30, 2022), or the LIBOR Lending Rate for the interest period in effect, plus a margin ranging from 1.75% to 2.25% (no borrowings as of September 30, 2022). The maturity date of the revolving credit facility is April 19, 2025. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.
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

As of September 30, 2022, the ABL Facility borrowing base availability was $15,000,000, of which $11,904,062 principal was outstanding.

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

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was subsequently amended on September 3, 2021, December 1, 2021, December 7, 2021, and August 9, 2022 with Monroe Capital, as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the outstanding principal amount of $61.2 million as of September 30, 2022. The senior secured term loan accrues interest at the LIBOR Rate for LIBOR Loans plus the Applicable Margin; provided, that if the provision of LIBOR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025 (the "Maturity Date"). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
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

Interest Expense

The amount of interest expense related to borrowings for the three months ended September 30, 2022 and 2021 was $1,577,669 and $334,946, respectively. The amount of interest expense related to borrowings for the nine months ended September 30, 2022 and 2021 was $4,097,400 and $1,030,377, respectively. Debt issuance costs of $3,248,906 are being amortized to interest expense over the lives of the related debt arrangements. As of September 30, 2022, the unamortized portion of the debt issuance costs was $2,238,842. The amount of interest expense related to the amortization of debt issuance costs for the nine months ended September 30, 2022 and 2021 was $538,191 and $266,153, respectively. Debt discount (“OID”) of $2,210,148 is being amortized to interest expense over the lives of the related debt and consideration arrangements. As of September 30, 2022, the unamortized portion of OIDs was $1,192,199. The amount of interest expense related to the amortization of OID costs for the nine months ended September 30, 2022 and 2021 is $440,196 and $349,418, respectively.

Other long-term liabilities

	September 30,	December 31,
	2022	2021
	(Unaudited)
Deferred consideration - earn-out	$225,000	$781,000
Operating lease liability - long-term portion	1,850,542	1,123,799
Other	4,167	4,167
	$2,079,709	$1,908,966

We recorded deferred consideration in connection with certain business acquisitions. We valued the earn-out liability using a Monte Carlo simulation. The inputs used in estimating the fair value of the earn-out liability represent Level 3 inputs under the fair value hierarchy.

8. Leases

Our leases are primarily related to office space and are classified as operating leases.

On September 29, 2022, we executed an amendment to our corporate office lease in The Colony, TX, pursuant to which we reduced the amount of square space rented to approximately 16,200 square feet and extended the term of the office lease from October 2022 to December 31, 2027.

Lease Costs

For the three months ended September 30, 2022 and 2021 we recorded approximately $207,000 and $158,000, respectively, of fixed cost operating lease expense. For the nine months ended September 30, 2022 and 2021, we recorded approximately $669,000 and $475,000, respectively, of fixed cost operating lease expense. Our operating lease expense is offset by a minimum annual incentive of $93,600 received from a local Economic Development Council, which was accrued monthly over the term of the initial corporate office lease through August 2022.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant. The sublease agreement is accounted for as an operating lease and we recognized sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022. Sublease income, net of amortized leasing costs, for the nine months ended September 30, 2022 was approximately $39,000.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the nine months ended September 30, 2022 and 2021. We did not obtain any new operating lease right-of-use assets in the nine months ended September 30, 2022.

The future minimum lease payments required under our office leases as of September 30, 2022 are as follows:

Amount
2022	$80,781
2023	593,696
2024	572,212
2025	493,364
2026	482,604
2027	357,303
Total lease payments	2,579,960
Less: Interest	(312,709)
Present value of lease liabilities	$2,267,251

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at September 30, 2022 are de minimis.

	September 30,	December 31,
	2022	2021
Operating Leases:	(Unaudited)
Right-of-use operating lease asset:
Property and equipment, net and other assets	$2,448,531	$1,945,438

Lease Liabilities:
Accounts payable and accrued liabilities	$416,709	$868,799
Other long-term liabilities	1,850,542	1,123,799
Total operating lease liabilities	$2,267,251	$1,992,598

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

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. We had certain management fee contracts accounted for under the net basis method with net revenue of $92,475 and $0 for the three months ended September 30, 2022 and 2021, respectively. We had net revenue from management fee contracts accounted for under the net basis method of $392,451 and $0 for the nine months ended September 30, 2022 and 2021, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. Two customers accounted for 21.0% of revenue for the three months ended September 30, 2022 and one customer accounted for 14.5% of revenue for the nine months ended September 30, 2022. Two customers accounted for 39.4% and 43.8% of revenue for the three and nine months ended September 30, 2021, respectively. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue Type:
Services	$70,895,554	$35,267,085	$213,934,853	$102,567,569
Product sales and other	2,462,739	2,099,655	7,850,396	6,759,245
Total revenue	$73,358,293	$37,366,740	$221,785,249	$109,326,814

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

As of September 30, 2022 and December 31, 2021, we had $567,500 and $775,000 of deferred contract costs, respectively. During the three and nine months ended September 30, 2022, we amortized $102,500 and $307,500, respectively, of deferred contract costs to selling, general, and administrative expense. During the three and nine months ended September 30, 2021, we amortized $50,000 and $150,000, respectively, of deferred contract costs to selling, general, and administrative expense.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of September 30, 2022 and December 31, 2021, we had $2,614,003 and $3,722,017, respectively, of deferred revenue which was classified in “Other current liabilities.”

10. Income Taxes

Our statutory income tax rate is anticipated to be 27%. We had income tax expense of $479,011 and $262,449 for the nine months ended September 30, 2022 and 2021, respectively, which was attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards, and the utilization of net operating loss carryforwards at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of September 30, 2022 and December 31, 2021, and we had recorded a valuation allowance of $11,104,000 and $11,138,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2022 and December 31, 2021, we had federal income tax net operating loss carryforwards of approximately $8,100,000 and $10,100,000, respectively, which expire at various dates ranging from 2034-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 19,290,925 and 19,045,988 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (as amended, the “ESPP”). On May 16, 2022, we issued 17,720 shares to employees for $76,666 under our ESPP for options that vested and were exercised. We recorded expense of $63,369 and $24,586 related to the ESPP for the nine months ended September 30, 2022 and 2021, respectively.

Warrants – The following table summarizes the warrants issued and outstanding as of September 30, 2022:

Warrants Issued and Outstanding as of September 30, 2022
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable Warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding				850,000

Stock Options – We recorded stock option expense of $730,037 and $575,437 for the nine months ended September 30, 2022 and 2021, respectively. The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2021	3,280,585	$1.17 — $23.20	$2.87
Granted	359,889	$4.08 — $7.20	$4.99
Exercised	(198,567)	$1.51 — $6.40	$2.01
Cancelled/Forfeited	(58,001)	$1.94 — $6.06	$5.35
Outstanding at September 30, 2022	3,383,906	$1.17 — $23.20	$3.10

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”). The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the nine months ended September 30, 2022, we granted 5,317 DSUs and recorded director compensation expense of $29,211 related to the grants. In addition, during the nine months ended September 30, 2022 we granted 35,201 DSUs to executive employees and recorded compensation expense of $175,629, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees. During the nine months ended September 30, 2021, we granted 81,249 DSUs and recorded director compensation expense of $384,708 related to the grants. In addition, during the nine months ended September 30, 2021, we granted 49,775 DSUs to executive employees and recorded compensation expense of $157,009. We had 210,013 and 198,145 DSUs outstanding at September 30, 2022 and December 31, 2021, respectively.

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

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss) applicable to common stockholders	$(1,686,335)	$385,764	$(2,720,414)	$2,231,810
Denominator:
Weighted average common shares outstanding, basic	19,368,192	18,984,979	19,297,636	18,784,722
Effect of dilutive common shares	—	2,322,875	—	1,919,548
Weighted average common shares outstanding, diluted	19,368,192	21,307,854	19,297,636	20,704,270
Net income (loss) per share:
Basic	$(0.09)	$0.02	$(0.14)	$0.12
Diluted	$(0.09)	$0.02	$(0.14)	$0.11
Anti-dilutive securities excluded from diluted net income (loss) per share:
Stock options	318,157	413,518	318,157	151,018
Warrants	—	—	—	—
Total anti-dilutive securities excluded from net income (loss) per share	318,157	413,518	318,157	151,018

14. Subsequent Event

On October 19, 2022, we issued 166,516 shares of common stock, with a market value of $1,342,125, to Green Remedies pursuant to that certain Consideration Agreement, dated October 19, 2020, between QRHC and Green Remedies, entered into in connection with the Green Remedies acquisition. This issuance reflects the second of two equal installments payable to Green Remedies in either cash or shares of QRHC’s common stock, at our option, on the first and second anniversaries of the closing date of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; the impact of the Coronavirus Disease 2019 (”COVID-19”) pandemic on our results of operations and any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors, including the impact of our business acquisitions in 2022 and 2021 on future results, the state of the U.S. economy in general, general economic conditions and the potential effect of inflationary pressures and increased interest rates on our cost of doing business, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or Quest, held by Quest Resource Group LLC, or QRG, comprising 50% of the membership interests of Quest, or the Quest Interests. Our wholly owned subsidiary, Quest Sustainability Services, Inc., or QSS (formerly known as Earth911, Inc.), held the remaining 50% of the membership interests of Quest for several years. Concurrently with our acquisition of the Quest Interests, we assigned the Quest Interests to QSS so that QSS now holds 100% of the issued and outstanding membership interests of Quest. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, or QRHC. On October 19, 2020, Quest acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc., a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC. On December 7, 2021, QSS acquired all of the outstanding membership interests of RWS Facility Services, LLC (“RWS”), a full-service management company engaged in the brokering of recycling, waste and sustainability solutions, located in Chadds Ford, PA. See Note 3 to our condensed consolidated financial statements for more information regarding the acquisitions. The results for the three and nine months ended September 30, 2022 reflect the impact of the RWS acquisition, but the prior year period does not.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and Quest (collectively, “we,” “us,” “our,” or “our company”).

Three and Nine Months Ended September 30, 2022 and 2021 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue	$73,358,293	$37,366,740	$221,785,249	$109,326,814
Cost of revenue	61,174,960	30,514,034	183,685,111	89,223,751
Gross profit	12,183,333	6,852,706	38,100,138	20,103,063
Operating expenses:
Selling, general, and administrative	9,332,721	5,307,635	27,975,550	14,630,426
Depreciation and amortization	2,473,339	508,456	7,308,591	1,324,391
Total operating expenses	11,806,060	5,816,091	35,284,141	15,954,817
Operating income	377,273	1,036,615	2,815,997	4,148,246
Interest expense	(1,911,989)	(542,848)	(5,057,400)	(1,653,987)
Income (loss) before taxes	(1,534,716)	493,767	(2,241,403)	2,494,259
Income tax expense	151,619	108,003	479,011	262,449
Net income (loss)	$(1,686,335)	$385,764	$(2,720,414)	$2,231,810

Three and Nine Months Ended September 30, 2022 compared to Three and Nine Months Ended September 30, 2021

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

Previously, we have experienced some limitations in employee resources resulting from travel restrictions and “stay at home” orders. Despite these restrictions, we continued to efficiently manage supply chain requirements of our customers and subcontractors. The waste management and recycling services we provide are designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety, and national economic security. While some of our customers shut down or scaled back their businesses in the short term, other customers operating in the restaurant, grocery, automotive and certain specialty retail industries, which may be considered as essential businesses in different jurisdictions or who are more capable of working remotely than other industries, have continued to operate.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, as noted above, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the quarter ended September 30, 2022, revenue was $73.4 million, an increase of $36.0 million, or 96%, compared to $37.4 million for the quarter ended September 30, 2021. The increase for the quarter was primarily due to increased demand including the impact of heightened customer production levels, increased services from certain new and continuing customers, and revenue of $26.5 million for the quarter from the acquired customer base related to the business acquisitions, partially offset by lower values for certain recycled materials compared to a year ago and lower levels of services due to reduced operations at certain other customers. For the nine months ended September 30, 2022, revenue was $221.8 million, an increase of $112.5 million, or 103%, compared to $109.3 million for the nine months ended September 30, 2021. The increase was primarily due to increased demand including the impact of heightened customer production levels, increased value for recycled materials compared to a year ago, increased services from certain new and continuing customers, and revenue of $81.3 million for the nine months ended September 30, 2022 from the acquired customer base related to the business acquisitions, partially offset by lower levels of services due to reduced operations at certain other customers. See Note 3 to our condensed consolidated financial statements for a discussion of certain acquisitions during 2022 and 2021.

Cost of Revenue/Gross Profit

Cost of revenue increased $30.7 million to $61.2 million for the quarter ended September 30, 2022 from $30.5 million for the quarter ended September 30, 2021. The increase was primarily due to the same reasons impacting the increase in revenue including $23.5 million from the acquired customer base related to the business acquisitions in 2022 and 2021. Cost of revenue increased $94.5 million to $183.7 million for the nine months ended September 30, 2022 from $89.2 million for the nine months ended September 30, 2021. The increase was primarily due to the same reasons impacting the increase in revenue including $68.6 million for the nine months ended September 30, 2022 from the acquired customer base related to the business acquisitions.

Gross profit for the quarter ended September 30, 2022 was $12.2 million, an increase of $5.3 million, compared to $6.9 million for the quarter ended September 30, 2021. The gross profit margin was 16.6% for the third quarter of 2022 compared with 18.3% for the third quarter of 2021. Gross profit for the nine months ended September 30, 2022 was $38.1 million, an increase of $18.0 million, compared to $20.1 million for the nine months ended September 30, 2021. The gross profit margin was 17.2% for the nine months ended September 30, 2022 compared with 18.4% for the nine months ended September 30, 2021. The changes in gross profit and gross profit margin percentage for the quarter ended September 30, 2022 were primarily due to the net effect of the impact of increased services from certain new and continuing customers, the business operations acquired, change in the mix of services and relative gross profit margins from new and acquired customer base, lower value for certain recycled materials compared to a year ago, and reduced operations at certain other customers. The changes in gross profit and gross profit margin percentage for the nine months ended September 30, 2022 were primarily due to the net effect of the impact of increased services from certain new and continuing customers, the business operations acquired, change in the mix of services and relative gross profit margins from new and acquired customer base, increased value for certain recycled materials compared to a year ago, and reduced operations at certain other customers.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity price changes for recycled materials, the cost and mix of subcontracted services provided in any one reporting period, and the timing of acquisitions and integration. Volumes of waste and recycling materials generated by our customers is impacted period to period based on several factors including their production or sales levels, demand of their product or services in the market, supply chain reliability, and labor force stability, among other business factors. If the impact of these factors either individually or in the aggregate cause a significant decline in the volume of waste and recycling materials generated by our customers, it could have an adverse effect on our revenues, gross profit, and gross profit margins.

Operating Expenses

Operating expenses were approximately $11.8 million and $5.8 million for the quarters ended September 30, 2022 and 2021, respectively, an increase of $6.0 million. The increase in operating expenses was primarily related to the business operations acquired and totaled $4.3 million for the quarter ended September 30, 2022. Operating expenses were approximately $35.3 million and $16.0 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $19.3 million. The increase in operating expenses was primarily related to the business operations acquired and totaled $13.7 million for the nine months ended September 30, 2022.

Selling, general, and administrative expenses were $9.3 million and $5.3 million for the quarters ended September 30, 2022 and 2021, respectively, an increase of approximately $4.0 million. The increase primarily relates to increases in labor related expenses of $2.6 million, acquisition/integration related expenses of $274,000, inclusive of professional fees of $226,000, travel/marketing expenses of $182,000 and other administrative expenses of $753,000. Selling, general, and administrative expenses were $28.0 million and $14.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $13.3 million. The increase primarily relates to increases in labor related expenses of $7.7 million, acquisition/integration related expenses of $1.6 million, inclusive of professional fees of $1.5 million, travel/marketing expenses of $449,000 and other administrative expenses of $2.4 million.

Operating expenses for the quarters ended September 30, 2022 and 2021 included depreciation and amortization of approximately $2.5 million and $509,000, respectively, an increase of approximately $2.0 million. The increase in depreciation and amortization was primarily related to the business operations acquired and totaled $1.9 million for the quarter ended September 30, 2022. Operating expenses for the nine months ended September 30, 2022 and 2021 included depreciation and amortization of approximately $7.3 million and $1.3 million, respectively, an increase of approximately $6.0 million. The increase in depreciation and amortization was primarily related to the business operations acquired and totaled $5.8 million for the nine months ended September 30, 2022.

Interest Expense

Interest expense was $1.9 million and $543,000 for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately $1.4 million. Interest expense was $5.1 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of approximately $3.4 million. The increase is due to an increase in debt, primarily related to the acquisitions in 2021 and 2022 and the increase in base interest rates. We are amortizing debt issuance costs of $3.2 million and OID of $2.2 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income tax of $152,000 and $108,000 for the three months ended September 30, 2022 and 2021, respectively. We recorded a provision for income tax of $479,000 and $262,000 for the nine months ended September 30, 2022 and 2021, respectively. The provision for income tax is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all our deferred tax assets (“DTAs”) as of both September 30, 2022 and December 31, 2021. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current taxable and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Income (Loss)

Net loss for the quarter ended September 30, 2022 was $(1.7) million compared to net income of $386,000 for the quarter ended September 30, 2021. Net loss for the nine months ended September 30, 2022 was $(2.7) million compared to net income of $2.2 million for the nine months ended September 30, 2021. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integration.

Income (Loss) per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.09), for the quarter ended September 30, 2022 compared to net income per basic and diluted share of $0.02, for the quarter ended September 30, 2021. Net loss per basic and diluted share attributable to common stockholders was $(0.14) per share for the nine months ended September 30, 2022 compared to net income per basic and diluted share of $0.12 and $0.11, respectively, for the nine months ended September 30, 2021.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 19.4 million for the three months ended September 30, 2022. The basic and diluted weighted average number of shares of common stock outstanding were approximately 19.0 million and 21.3 million, respectively, for the three months ended September 30, 2021. The basic and diluted weighted average number of shares of common stock outstanding was approximately 19.3 million for the nine months ended September 30, 2022. The basic and diluted weighted average number of shares of common stock outstanding were approximately 18.8 million and 20.7 million, respectively, for the nine months ended September 30, 2021.

Adjusted EBITDA

In the quarter ended September 30, 2022, Adjusted EBITDA, a non-GAAP financial measure, increased 57% to $3.8 million, from $2.5 million for the same period in 2021. For the nine months ended September 30, 2022, Adjusted EBITDA increased 86% to $14.1 million from $7.6 million for the same period in 2021.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP. For the three and nine months ended September 30, 2022 other adjustments of $176,000 and $484,000, respectively, included severance costs, project costs, and certain administrative fees related to borrowings. For the three and nine months ended September 30, 2021 other adjustments of $42,000 and $160,000, respectively, included recruiting costs, severance costs and certain administrative fees related to borrowings.

The following table reflects Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(UNAUDITED)

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income (loss)	$(1,686,335)	$385,764	$(2,720,414)	$2,231,810
Depreciation and amortization	2,554,242	582,951	7,541,430	1,539,678
Interest expense	1,911,989	542,848	5,057,400	1,653,987
Stock-based compensation expense	412,715	325,739	998,247	1,141,740
Acquisition, integration and related costs	327,308	463,928	2,301,424	599,917
Other adjustments	175,581	42,189	484,343	159,624
Income tax expense	151,619	108,003	479,011	262,449
Adjusted EBITDA	$3,847,119	$2,451,422	$14,141,441	$7,589,205

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, was $863,000 for the quarter ended September 30, 2022, compared with $1.2 million for the quarter ended September 30, 2021. Adjusted net income was $6.2 million for the nine months ended September 30, 2022, compared with $3.8 million for the nine months ended September 30, 2021. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the quarter and the nine months ended September 30, 2022 and 2021, are calculated as follows:

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reported net income (loss) (a)	$(1,686,335)	$385,764	$(2,720,414)	$2,231,810
Amortization of intangibles (b)	2,221,669	386,400	6,617,488	964,080
Acquisition, integration and related costs (c)	327,308	463,928	2,301,424	599,917
Adjusted net income	$862,642	$1,236,092	$6,198,498	$3,795,807

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.09)	$0.02	$(0.14)	$0.11
Adjusted net income	$0.04	$0.06	$0.29	$0.18

Weighted average number of common shares outstanding:
Diluted (d)	21,642,213	21,307,854	21,575,003	20,704,270

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustment for dilution as adjusted net income is positive

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had $7.1 million and $8.4 million in cash and cash equivalents, respectively. Working capital was $20.7 million and $12.6 million as of September 30, 2022 and December 31, 2021, respectively.

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

We believe our existing cash and cash equivalents of $7.1 million, our borrowing availability under our $15.0 million ABL Facility (as defined and discussed in Note 7 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the nine months ended September 30, 2022 and 2021.

Cash Flows from Operating Activities

Net cash used in operating activities was $(4.3) million for the nine months ended September 30, 2022 compared with net cash provided by operating activities of $3.4 million for the nine months ended September 30, 2021.

Net cash used in operating activities for the nine months ended September 30, 2022 related primarily to the net effect of the following:

•
net loss of $(2.7) million;
•
non-cash items of $10.7 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash used in the net change in operating assets and liabilities of $(12.3) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2021 related primarily to the net effect of the following:

•
net income of $2.2 million;
•
non-cash items of $3.3 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash used in the net change in operating assets and liabilities of $(2.2) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $4.4 million and $2.8 million, respectively. Cash used in 2022 relates mainly to the $3.1 million net purchase of the assets of a Northeast-based independent environmental services company on February 10, 2022. Cash used in 2021 related primarily to the $2.3 million purchase of the assets of an Atlanta-based independent environmental services company on June 30, 2021. Other investing activities are primarily from purchases of property and equipment and intangible assets.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $7.4 million compared to net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily from term loan proceeds used to finance the February 2022 acquisition of an independent environmental services company, net borrowings on our ABL Facility, and proceeds from stock option exercises, partially offset by repayments of notes payable. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily related to net borrowings on our ABL Facility and from proceeds from stock option exercises. See Note 7 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the nine months ended September 30, 2022 and 2021. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 19, 2022, we issued 166,516 shares of common stock, with a market value of $1,342,125, to Green Remedies pursuant to that certain Consideration Agreement, dated October 19, 2020, between QRHC and Green Remedies, entered into in connection with the Green Remedies acquisition. This issuance reflects the second of two equal installments payable to Green Remedies in either cash or shares of QRHC’s common stock, at our option, on the first and second anniversaries of the closing date of the acquisition.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 14, 2022	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: November 14, 2022	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer