Form 10-K
period 2022-12-31
Quest Resource Holding Corp
filed 2023-03-23
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number 001-36451

Quest Resource Holding Corporation

(Exact Name of Registrant as specified in its Charter)

Nevada	51-0665952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3481 Plano Parkway, Suite 100

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of such shares as quoted on the NASDAQ Stock Market on June 30, 2022 was $45,489,405. For purposes of this computation, all officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023, was 19,724,172.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions and the potential effect of inflationary pressures on our costs of doing business; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

PART I

ITEM 1. BUSINESS

Overview

Quest Resource Holding Corporation (“Quest”, “the Company”, “our company,” “we,” “us” and “our”) is a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables. Our programs and services enable our customers to address their business, sustainability and Environmental, Social and Governance (“ESG”) goals and responsibilities.

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, better manage their disposal and total operating costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their business and environmental goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box grocers and other specialty retailers; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; transportation, logistics, and fleet operators; manufacturing and industrial facilities; multi-family and commercial properties; restaurant chains and food operations; malls and shopping centers; and construction and demolition projects. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, cardboard, pallets, metal, glass, mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

Quest also provides information and data that tracks and reports the detailed transactional and environmental results of our services and provides actionable data to improve business operations. The data we generate enables our customers to address their environmental goals and responsibilities and to report to internal and external parties such as employees, investors, business partners, and governmental agencies.

Industry Overview

The multi-billion-dollar solid waste collection and disposal business drives the overall waste industry. The size of the recycling industry has increased in recent years and is expected to continue to increase as environmental concerns increase, landfill space decreases, businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills, and businesses are subject to increased expectations to exhibit and report on their environmental actions and impact. ESG reporting requirements have driven demand for comprehensive and reliable data. Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase. Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. There is recognition by U.S. public agencies, businesses, and consumers that many items deposited in landfills have commodity value or usability as material for new products. Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling a cost-attractive alternative.

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
•
Expand the Types of Materials Covered by our Services. We plan to expand the types of waste streams and recyclables covered by our services. To date, our revenue has been generated primarily from our solutions for used oil, oil filters, scrap tires, grease and cooking oil, solid waste, food waste, metals, cardboard, and regulated materials. We believe that we can provide value to our business customers by servicing a larger portion of disposable and recyclable materials, including construction and debris waste.
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
•
Leverage Governmental and Social Factors Expanding Recycling. We intend to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, and other environmental concerns, including the proliferation of ESG initiatives as evidenced by the SEC’s recent proposed rules.
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

•
help our customers with flexible programs that work toward sustainability and ESG initiatives by lowering the percentage of the waste streams that must be disposed of in landfills and providing the necessary data to report accurate and complete results;
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
•
Food/Organic Waste. We provide recycling programs that focus on the highest use of food waste according to the EPA’s Food Recovery Hierarchy. Our programs focus on various types of food facilities (grocers, manufacturers, distributors, etc.) to capture the maximum amount of food and other organic waste material and to use the most valuable recovery process available to meet their business and sustainability goals.
•
Manufacturing Services. We collect and recycle waste streams that are unique to certain manufacturing facilities and can many times be sold as a commodity to offset operating costs for the customers.
•
Solid Waste. We began offering solid waste collection as a way of becoming a one-stop shop for existing and prospective customers. The solid waste business provides incremental revenue streams, rounds out our offerings, and provides opportunities to expand into other specialized services.

Landfill Diversion of Food Waste

According to the EPA and the U.S. Department of Agriculture, approximately one-third of the nation’s food goes to waste. The EPA has found that discarded food is one of the largest components (depending on classification) of the nation’s solid waste. The issue of how to reduce such waste is critical. We develop targeted programs to address these issues.

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
Automotive/Transportation
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
o
Malls and shopping centers
•
Construction and Demolition
o
Commercial
o
Multi-family
o
Industrial
•
Commercial and Multi-family Property Management

Customers

We generally enter into multi-year contracts with our customers that are designed to provide us with recurring monthly revenue. These contracts structure our revenue primarily in three ways: fixed fee, contracted pricing, or revenue from the sale of commodities.

Our business depends to a significant extent on revenue from our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Two customers accounted for 24% of our revenue for the year ended December 31, 2022, and two customers accounted for 38% of our revenue for the year ended December 31, 2021.

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

Employees

As of December 31, 2022, we employed a total of 203 persons, of whom 197 were full time employees. Three were executive employees, 113 were administrative and customer services employees, 74 were accounting and finance employees and 13 were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

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

On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or “QRMG”, held by Quest Resource Group LLC, or “QRG”, comprising 50% of the membership interests of QRMG, or the “QRMG Interests.” Our wholly owned subsidiary, Earth911, held the remaining 50% of the membership interests of QRMG for several years. Concurrently with our acquisition of the QRMG Interests, we assigned the QRMG Interests to Earth911 so that Earth911 now holds 100% of the issued and outstanding membership interests of QRMG. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, increased our shares of Common Stock authorized for issuance, and changed our trading symbol to “QRHC.”

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

On December 7, 2021, we acquired all of the outstanding membership interests of RWS Facility Services, LLC (“RWS”), a full-service management company engaged in the brokering of recycling, waste and sustainability solutions, located in Chadds Ford, PA.

Recent Developments

On February 10, 2022, we acquired an independent environmental services company that primarily services customers in the northeast region of the United States for approximately $3.35 million. This acquisition was paid in cash and was financed with a draw down on the term loan pursuant to the existing Credit Agreement with Monroe Capital as defined in Note 3 to the consolidated financial statements.

Available Information

Our principal executive offices are located at 3481 Plano Parkway, Suite 100, The Colony, Texas 75056, and our telephone number is (972) 464-0004. Our website address is https://investors.qrhc.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

As a result of historical operating losses, we had an accumulated deficit of $102,756,967 as of December 31, 2022. We expect to continue to make significant expenditures and incur substantial expenses as we continue to develop our business, expand our customer base, expand the recycling services we offer, increase the types of materials covered by our recycling services, enhance our technologies, implement internal systems and infrastructure, and hire additional personnel. As a result, we may incur losses as we expand our business. There is no assurance that we will maintain profitability in the near future or at all. Our ability to achieve and maintain profitability depends on a number of factors, including the pricing of our services, market acceptance of our services, and other factors, some of which are set forth under “Risk Factors” or are included elsewhere in this Annual Report on Form 10-K. If we incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our business depends to a certain extent upon our largest customers, and any material reduction in our business with those customers could have an adverse effect on our company.

The success of our business depends to a certain extent on our relationship with our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Two customers accounted for 24% of our revenue for the year ended December 31, 2022, and two customers accounted for 38% of our revenue for the year ended December 31, 2021. Our contractual arrangements with our major customers generally are on a multi-year basis and pertain to the management of only certain forms of materials. Our failure to maintain our business with our largest customers or any other large customer could have an adverse effect on our business.

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

Fluctuations in prices for recycled commodities that we sell to third parties may adversely affect our revenue and to a lesser extent our operating income and cash flows.

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

The spread of COVID-19 around the world presents significant risks to our company, not all of which we are able to fully evaluate or even to foresee at the current time. In the short-term, some of our customers have shut down their businesses, while other customers operating in the restaurant, grocery, automotive and certain specialty retail industries, which may be considered as essential businesses in different jurisdictions, or customers that are more capable of working remotely than other industries, have been allowed to operate.

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

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2022, we had 19,696,006 shares of our Common Stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2022, we had 4,240,803 shares of Common Stock issuable upon the exercise of outstanding stock options, DSUs, and warrants under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive offices are located in The Colony, Texas, where we lease approximately 16,200 square feet under a lease that expires in December 2027. We also have administrative offices in Pennsylvania, North Carolina and South Carolina. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has traded on the Nasdaq Capital Market, or Nasdaq, under the symbol “QRHC” since May 19, 2014.

As of March 1, 2023, there were 19,724,172 shares of Common Stock outstanding and approximately 95 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in the Company’s filings with the SEC, there were no sales of unregistered securities for the year ended December 31, 2022.

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

Our Business

We are a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables. Our programs and services enable our customers to address their business, sustainability and ESG goals and responsibilities.

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, better manage their disposal and total operating costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their business and environmental goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box grocers and other specialty retailers; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; transportation, logistics, and fleet operators; manufacturing and industrial facilities; multi-family and commercial properties; restaurant chains and food operations; malls and shopping centers; and construction and demolition projects. We currently concentrate on programs for recycling motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, cardboard, pallet, metal, glass, mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

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

Our results of operations for the year ended December 31, 2022 reflect the impact of the RWS acquisition, while the prior year only includes RWS’s results from November 30, 2021 to December 31, 2021. See Note 3 to our consolidated financial statements for a discussion of this transaction.

Years Ended December 31, 2022 and 2021 Operating Results

Our consolidated financial statements include the operating activities of our company and our subsidiaries for the years ended December 31, 2022 and 2021.

The following table summarizes our operating results for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Revenue	$284,037,823	$155,715,373
Cost of revenue	235,182,337	127,009,706
Gross profit	48,855,486	28,705,667
Operating expenses:
Selling, general, and administrative	37,800,161	21,728,886
Depreciation and amortization	9,649,966	2,469,425
Total operating expenses	47,450,127	24,198,311
Operating income	1,405,359	4,507,356
Interest expense	(7,280,741)	(2,495,130)
Income (loss) before taxes	(5,875,382)	2,012,226
Income tax expense	172,604	321,169
Net income (loss)	$(6,047,986)	$1,691,057

Year Ended December 31, 2022 compared with Year Ended December 31, 2021

Global Economic Trends

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the year ended December 31, 2022, revenue was $284.0 million, an increase of $128.3 million, or 82.4%, compared with revenue of $155.7 million for the year ended December 31, 2021.

The increase was primarily due to increased demand including the impact of heightened customer production levels, increased services from certain new and continuing customers, increased value of recycled materials compared to a year ago, and revenue of $98.8 million for the year ended December 31, 2022, from the acquired customer base related to the business acquisitions. See Note 3 to our consolidated financial statements for a discussion of certain acquisitions during 2022 and 2021.

Cost of Revenue/Gross Profit

Cost of revenue increased to $235.2 million for the year ended December 31, 2022, from $127.0 million for the year ended December 31, 2021. The increase was primarily due to the same reasons impacting the increase in revenue including $84.7 million for the year ended December 31, 2022, from the acquired customer base related to the business acquisitions.

Gross profit increased $20.2 million to $48.9 million for the year ended December 31, 2022, from $28.7 million for the year ended December 31, 2021. Our gross profit margin was 17.2% for the year ended December 31, 2022, compared with 18.4% for the year ended December 31, 2021 . The changes in gross profit and gross profit margin for the year ended December 31, 2022, were primarily due to the net effect of the impact of increased services from certain new and continuing customers, the business operations acquired, change in the mix of services and relative gross profit margins from new and acquired customer base, increased value for certain recycled materials compared to a year ago, and reduced operations at certain other customers.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recycling materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, commodity price changes for recycled materials, the cost and mix of subcontracted services provided in any one reporting period, and the timing of acquisitions and integrations. Volumes of waste and recycling materials generated by our customers are impacted period to period based on several factors including their production or sales levels, demand of their product or services in the market, supply chain reliability, and labor force stability, among other business factors.

Operating Expenses

For the year ended December 31, 2022, operating expenses increased to $47.5 million from $24.2 million for the year ended December 31, 2021. The increase in operating expenses was primarily related to the business operations acquired and totaled $18.3 million for the year ended December 31, 2022.

Selling, general, and administrative expenses were $37.8 million and $21.7 million for the years ended December 31, 2022 and 2021, respectively, a year-over-year increase of $16.1 million. The increase primarily relates to increases in labor related expenses of $9.3 million, acquisition/integration related expenses of $1.2 million inclusive of professional fees of $0.9 million, bad debt expense of $1.2 million which was mostly related to the increase in revenue from the previous year, travel/marketing expenses of $0.6 million and other administrative expenses of $3.9 million.

Operating expenses also included depreciation and amortization of $9.6 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. The increase in depreciation and amortization was primarily related to the business operations acquired and totaled $7.9 million for the year ended December 31, 2022.

Interest Expense

For the year ended December 31, 2022, interest expense increased to $7.3 million from $2.5 million for the year ended December 31, 2021, as a result of additional borrowing related primarily to the acquisitions in 2022 and 2021 and the increases in base interest rates. We are amortizing debt issuance costs of $3.3 million and OID of $2.2 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our consolidated financial statements.

Income Taxes

We recorded a provision for income taxes of $172,604 and $321,169 for the years ended December 31, 2022 and 2021, respectively. The provision for income taxes for both periods is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all of our deferred tax assets (“DTAs”) as of both December 31, 2022 and 2021. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Income (Loss)

Net loss for the year ended December 31, 2022, was $(6.0) million compared with net income of $1.7 million for the year ended December 31, 2021. The discussions above explain the primary changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, vary from period to period depending on commodity prices of recycled materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integrations.

Income (Loss) per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.31) for the year ended December 31, 2022, compared with net income per basic and diluted share attributable to common stockholders of $0.09 and $0.08, respectively, for the year ended December 31, 2021. The basic and diluted weighted average number of shares of Common Stock outstanding was approximately 19.5 million for the year ended December 31, 2022, compared to basic and diluted weighted average number of shares of Common Stock outstanding of approximately 18.9 million and 20.7 million, respectively, for the year ended December 31, 2021.

Adjusted EBITDA

For the year ended December 31, 2022, Adjusted EBITDA, a non-GAAP financial measure, increased 51.2% to $16.4 million from $10.9 million for the year ended December 31, 2021.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, acquisition-related costs, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar industries. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). For the year ended December 31, 2022, other adjustments included earn-out adjustments, certain recruiting, severance and project costs, and certain administrative fees related to borrowings. For the year ended December 31, 2021, other adjustments included an earn-out adjustment, certain severance and recruiting costs and bank fees.

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	As Reported
	Years Ended December 31,
	2022	2021
Net income (loss)	$(6,047,986)	$1,691,057
Depreciation and amortization	9,966,371	2,765,059
Interest expense	7,280,741	2,495,130
Stock-based compensation expense	1,283,568	1,381,717
Acquisition, integration and related costs	3,073,636	1,843,454
Other adjustments	709,664	375,804
Income tax expense	172,604	321,169
Adjusted EBITDA	$16,438,598	$10,873,390

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, for the year ended December 31, 2022, was $5.8 million compared with $5.6 million for the year ended December 31, 2021. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the years ended December 31, 2022 and 2021, are calculated as follows:

	Years Ended December 31,
	2022	2021
Reported net income (loss) (a)	$(6,047,986)	$1,691,057
Adjustments:
Amortization of intangibles (b)	8,839,228	1,952,036
Acquisition, integration and related costs (c)	3,073,636	1,843,454
Other adjustments (d)	(113,745)	116,000
Adjusted net income	$5,751,133	$5,602,547

Diluted earnings per share:
Reported net income (loss)	$(0.31)	$0.08
Adjusted net income	$0.26	$0.27

Weighted average number of common shares outstanding:
Diluted (e)	21,817,901	20,735,017

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustments to earn-out fair value
(e) Reflects adjustment for dilution as adjusted net income is positive

Liquidity and Capital Resources

As of December 31, 2022, we had working capital of $19.7 million, including $9.6 million of cash and cash equivalents, compared with working capital of $12.6 million, including cash and cash equivalents of $8.4 million, as of December 31, 2021.

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

We believe our existing cash and cash equivalents of $9.6 million, our borrowing capacity under our $25.0 million ABL Facility, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future.

As discussed in Note 7 to our consolidated financial statements, we entered into the PNC Loan Agreement which provides for an asset-based revolving credit facility of up to $25.0 million and an equipment loan facility in the maximum principal amount of $2.0 million. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

On October 19, 2020, we and certain of our domestic subsidiaries entered into the Monroe Credit Agreement. Among other things, the Credit Agreement, as amended, provides for the following:

•
A senior secured term loan facility in the principal amount of $61.2 million as of December 31, 2022. The senior secured term loan accrues interest at the London Inter-Bank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”) for LIBOR/SOFR Loans plus the Applicable Margin; provided, that if the provision of LIBOR/SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
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

Cash Flows from Operating Activities

Net cash used in operating activities was $(2.3) million for the year ended December 31, 2022, compared with net cash provided by operating activities of $2.6 million for the year ended December 31, 2021.

Net cash used in operating activities for the year ended December 31, 2022, related primarily to the net effect of the following:

•
net loss of $(6.0) million;
•
non-cash items of $14.3 million, which related primarily to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
cash used in the net change in operating assets and liabilities of $10.6 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash provided by operating activities for the year ended December 31, 2021, related primarily to the net effect of the following:

•
net income of $1.7 million;
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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2022, was $4.3 million and primarily related to the $3.1 million net purchase of the assets of a Northeast-based independent environmental services company on February 10, 2022, which was partially offset by a $500,000 purchase price adjustment of a prior year acquisition. Cash used for the year ended December 31, 2021, was $16.9 million and related mainly to $16.3 million paid for acquisitions. Other investing activities are primarily from purchases of property and equipment and intangible assets such as software development.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.8 million for the year ended December 31, 2022, primarily from borrowings of $3.5 million from the Credit Agreement with Monroe Capital used to finance the February 2022 acquisition of an independent environmental services company, net borrowings of $5.0 million on our ABL Facility, and $933,000 proceeds from stock option exercises and shares issued under our 2014 Employee Stock Purchase Plan, partially offset by $1.4 million repayments of notes payable. Net cash provided by financing activities was $15.3 million for the year ended December 31, 2021 , primarily related to borrowings of $12.5 million from the Credit Agreement with Monroe Capital and net borrowings of $2.9 million on our ABL Facility. See Note 7 to our consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the years ended December 31, 2022 and 2021. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually during the third quarter, unless indicators of impairment exist in interim periods. Our test of goodwill impairment included assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events such as market capitalization as compared to book value. The impairment test for goodwill compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of its goodwill, we recognize an impairment loss equal to the excess, not to exceed the total amount of recorded goodwill.

In addition to the required goodwill impairment analysis, we also review the recoverability of our net intangible assets with finite lives when an indicator of impairment exists. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we determine if we will recover their carrying values as of the test date. If not recoverable, we record an impairment charge. We performed our most recent goodwill impairment analysis in the third quarter of 2022 with no impairment recorded.

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

Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2022 and 2021, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2022 and 2021, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The remainder of the information required by this Item is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

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

3.1(b)	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (2)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation, as amended (3)

3.2(b)	Amendment to Second Amended and Restated Bylaws of Quest Resource Holdings Corporation, as amended (4)

4.1	Description of Registered Securities (5)

4.2	Promissory Note, dated as of October 19, 2020, by Quest Resource Holding Corporation in favor of Green Remedies Waste and Recycling, Inc. (6)

4.3	Form of Warrant to Purchase an Aggregate of 500,000 Shares (7)

4.4	Form of Warrant to Purchase an Aggregate of 350,000 Shares (8)

10.5(e)†	2012 Incentive Compensation Plan, as amended and restated (9)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (10)

10.5(g)†	Form of Incentive Stock Option Agreement (11)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (12)

10.20†	Severance and Change in Control Agreement, dated as of November 7, 2014, by and between Quest Resource Holding Corporation and Laurie L. Latham (13)

10.21†	2014 Employee Stock Purchase Plan (14)

10.23†	Amended and Restated Severance and Change in Control Agreement, dated as of June 29, 2021 by and between Quest Resource Holding Corporation and S. Ray Hatch (15)

10.24†	Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (16)

10.25

Loan, Security and Guaranty Agreement, dated as of February 24, 2017, by and among Citizens Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, LLC, Quest Resource Holding Corporation, and Earth911, Inc.  (17)

10.26	Voting Agreement, dated April 11, 2019, by and among Mitchell A. Saltz, Jeffrey D. Forte, Brian Dick, Hampstead Park Capital Management, LLC, and Quest Resource Holding Corporation (18)

10.27†	Amendment to 2012 Incentive Compensation Plan (19)

10.28†	Form of Quest Resource Holding Corporation Deferred Stock Unit Agreement (20)

10.29	Note, dated April 30, 2020, issued by Quest Resource Management Group LLC to BMO Harris Bank National Association (21)

10.30

Loan, Security and Guaranty Agreement, dated August 5, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation and Quest Sustainability Services, Inc. (22)

10.31

Credit Agreement, dated as of October 19, 2020, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or many from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (23)

10.32

Joinder and First Amendment to Loan, Security and Guaranty Agreement, dated as of October 19, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, and Global Alerts, LLC (24)

10.33

Joinder and Second Amendment to Loan, Security and Guaranty Agreement, dated as of December 7, 2021, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Global Alerts, LLC, RWS Facility Services, LLC and Sustainable Solutions Group, LLC  (25)

10.34

Third Amendment to Loan, Security and Guaranty Agreement, dated as of December 2, 2022, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., RWS Facility Services, LLC, Sustainable Solutions Group, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Global Alerts, LLC and Sequoia Waste Management Solutions, LLC  (26)

10.35

First Amendment to Credit Agreement, dated September 3, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (27)

10.36

Second Amendment to Credit Agreement, dated December 1, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (28)

10.37

Third Amendment to Credit Agreement, dated December 7, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (29)

10.38

Fourth Amendment to Credit Agreement, dated December 2, 2022, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders  (30)

10.39	Consideration Agreement, dated as of October 19, 2020, by and between Quest Resource Holding Corporation, Green Remedies Waste and Recycling, Inc. and Alan Allred (31)

10.40†	Employment Agreement, dated as of October 19, 2020, by and between Quest Resource Management Group, LLC and Alan Allred (32)

10.41	Intercreditor Agreement, dated as of October 19, 2020, by and between BBVA, USA and Monroe Capital Management Advisors, LLC (33)

10.42	First Amendment to Intercreditor Agreement, dated as of December 2, 2022, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC (34)

10.43	Letter Agreement, dated as of October 19, 2020, between Quest Resource Holding Corporation and the holders of the Warrants (35)

10.44

Asset Purchase Agreement, dated December 3, 2021 but effective as of November 30, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC, InStream Environmental, LLC, John Little, Larry Seay and Joel Powell (36)

10.45

Membership Interest Purchase Agreement, dated December 7, 2021 but effective as of November 30, 2021, by and among Quest Sustainability Services, Inc., Rome Holdings, LLC, M&A Business Consulting, Inc. and solely for purposes of Section 5.3(a) therein, Anthony J. DiIenno, Sr., RWS Investors, LLC and ATAR RWS Investors, LLC  (37)

10.46	Mutual Separation Agreement and Release, dated April 22, 2022, by and between the Company and Laurie L. Latham (38)

10.47	Offer Letter, dated October 7, 2022, between Quest Resource Holding Corporation and Brett Johnston (39)

10.48

Letter Agreement, dated August 9, 2022, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders  (40)

21.1	List of Subsidiaries

23.1	Consent of Semple, Marchal and Cooper, LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements

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
(8)
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
(14)
Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.
(15)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2021.
(16)
Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(17)
Filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
(18)
Filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2019.
(19)
Filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.
(20)
Filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2019.
(21)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.
(22)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2020.
(23)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(24)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(25)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on

December 8, 2021.
(26)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on

December 8, 2022.
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
(28)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(29)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(30)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022.
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

December 8, 2022.
(35)
Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(36)
Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(37)
Filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(38)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on

April 26, 2022.
(39)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on

October 12, 2022.
(40)
Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on

August 15, 2022.

† Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 23, 2023	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 23, 2023	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints S. Ray Hatch and Brett W. Johnston, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2023
S. Ray Hatch

/s/ Brett W. Johnston	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2023
Brett W. Johnston

/s/ Daniel M. Friedberg	Chairman of the Board of Directors	March 23, 2023
Daniel M. Friedberg

/s/ Glenn A. Culpepper	Director	March 23, 2023
Glenn A. Culpepper

/s/ Ronald L. Miller, Jr.	Director	March 23, 2023
Ronald L. Miller, Jr.

/s/ Stephen A. Nolan	Director	March 23, 2023
Stephen A. Nolan

/s/ Sarah R. Tomolonius	Director	March 23, 2023
Sarah R. Tomolonius

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Quest Resource Holding Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill
Description of the Matter

As described in Note 6 to the consolidated financial statements, the Company has $84.3 million of goodwill as of December 31, 2022, and the Company has determined that there has been no impairment.

We identified the Company’s carrying value of goodwill as a critical audit matter because subjective auditor judgment was required in performing procedures over certain assumptions used to estimate the fair value of the Company, in order to support the carrying value of the goodwill. Those assumptions included the Company’s market capitalization, as well as its current EBITDA and projections for future periods. The evaluation of these assumptions was challenging due to the subjective nature of the assumptions. Additionally, differences in judgment used to determine these assumptions could have a significant effect on the estimated carrying value of goodwill. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following. We reviewed management’s analysis of indicators of impairment as of December 31, 2022 in consideration of the current operating loss, as well as EBITDA calculations and projections for future periods. We considered the Company’s historic trends and the industry outlook. We reviewed the Company’s market capitalization in comparison to the carrying value of net assets, noting market capitalization exceeded net asset carrying value.

Certified Public Accountants We have served as the Company’s auditor since 2010. Phoenix, Arizona March 23, 2023

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$9,563,709	$8,427,858
Accounts receivable, less allowance for doubtful accounts of $2,176,010 and $840,522 as of December 31, 2022 and 2021, respectively	45,891,144	39,948,973
Prepaid expenses and other current assets	2,310,423	1,952,566
Total current assets	57,765,276	50,329,397

Goodwill	84,258,206	80,621,503
Intangible assets, net	33,556,340	39,118,940
Property and equipment, net, and other assets	5,911,227	5,596,566
Total assets	$181,491,049	$175,666,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,207,461	$30,195,696
Other current liabilities	4,688,605	6,195,170
Current portion of notes payable	1,158,800	1,329,109
Total current liabilities	38,054,866	37,719,975

Notes payable, net	70,572,891	62,409,201
Other long-term liabilities, net	1,724,244	1,908,966
Total liabilities	110,352,001	102,038,142

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,696,006 and 19,045,988 shares issued and outstanding as of December 31, 2022 and 2021, respectively	19,696	19,046
Additional paid-in capital	173,876,319	170,318,199
Accumulated deficit	(102,756,967)	(96,708,981)
Total stockholders’ equity	71,139,048	73,628,264
Total liabilities and stockholders’ equity	$181,491,049	$175,666,406

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Revenue	$284,037,823	$155,715,373
Cost of revenue	235,182,337	127,009,706
Gross profit	48,855,486	28,705,667
Operating expenses:
Selling, general, and administrative	37,800,161	21,728,886
Depreciation and amortization	9,649,966	2,469,425
Total operating expenses	47,450,127	24,198,311
Operating income	1,405,359	4,507,356
Interest expense	(7,280,741)	(2,495,130)
Income (loss) before taxes	(5,875,382)	2,012,226
Income tax expense	172,604	321,169
Net income (loss)	$(6,047,986)	$1,691,057
Net income (loss) per share applicable to common shareholders
Basic	$(0.31)	$0.09
Diluted	$(0.31)	$0.08
Weighted average number of common shares outstanding
Basic	19,473,786	18,885,714
Diluted	19,473,786	20,735,017

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2020	18,413,419	$18,413	$166,424,597	$(98,400,038)	$68,042,972
Stock-based compensation	—	—	1,381,717	—	1,381,717
Release of deferred stock units	7,742	8	(8)	—	—
Shares issued for Employee Stock Purchase Plan options	47,979	48	108,758	—	108,806
Stock option and warrant exercises	358,261	358	525,259	—	525,617
Warrant issued with note payable	—	—	535,970	—	535,970
Stock issued for seller consideration	218,587	219	1,341,906	—	1,342,125
Net income	—	—	—	1,691,057	1,691,057
Balance, December 31, 2021	19,045,988	19,046	170,318,199	(96,708,981)	73,628,264
Stock-based compensation	—	—	1,283,568	—	1,283,568
Release of deferred stock units	28,650	29	(29)	—	—
Shares issued for Employee Stock Purchase Plan options	40,851	41	176,701	—	176,742
Stock option exercises	414,001	414	755,921	—	756,335
Stock issued for seller consideration	166,516	166	1,341,959	—	1,342,125
Net loss	—	—	—	(6,047,986)	(6,047,986)
Balance, December 31, 2022	19,696,006	$19,696	$173,876,319	$(102,756,967)	$71,139,048

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(6,047,986)	$1,691,057
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	744,858	484,558
Amortization of intangibles	9,221,513	2,280,501
Amortization of debt issuance costs and discounts	1,278,092	873,137
Provision for doubtful accounts	1,737,169	213,158
Stock-based compensation	1,283,568	1,381,717
Changes in operating assets and liabilities:
Accounts receivable	(4,175,117)	(11,681,606)
Prepaid expenses and other current assets	(355,221)	(476,597)
Security deposits and other assets	(389,867)	(1,077,959)
Accounts payable and accrued liabilities	(5,310,484)	7,199,323
Other liabilities	(326,929)	1,678,649
Net cash provided by (used in) operating activities	(2,340,404)	2,565,938
Cash flows from investing activities:
Purchase of property and equipment	(836,043)	(545,058)
Purchase of intangible assets	(858,913)	(91,111)
Acquisitions, net of cash acquired	(2,636,127)	(16,291,854)
Net cash used in investing activities	(4,331,083)	(16,928,023)
Cash flows from financing activities:
Proceeds from credit facilities	80,550,435	72,232,381
Repayments of credit facilities	(75,547,138)	(69,296,978)
Proceeds from long-term debt	3,500,000	12,500,000
Repayments of long-term debt	(1,414,486)	(758,643)
Debt issuance costs	(214,550)	(37,500)
Proceeds from stock option exercises	756,335	525,617
Proceeds from shares issued for Employee Stock Purchase Plan	176,742	108,806
Net cash provided by financing activities	7,807,338	15,273,683
Net increase in cash and cash equivalents	1,135,851	911,598
Cash and cash equivalents at beginning of period	8,427,858	7,516,260
Cash and cash equivalents at end of period	$9,563,709	$8,427,858

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company and Description of Business

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), Quest Sustainability Services, Inc. (“QSS”), RWS Facility Services, LLC (”RWS”), Sustainable Solutions Group, LLC (”SSG”), and Sequoia Waste Management Solutions, LLC (”Sequoia”) (collectively, “we,” “us,” or “our company”).

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

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2022 and 2021.

Certain prior period balances have been reclassified to conform to the current year’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

As Quest, LDI, Youchange, QVC, QV One, QSS, RWS, SSG and Sequoia each operate as environmental-based service companies, we did not deem segment reporting necessary.

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

As of December 31, 2022 and 2021, we had established an allowance of $2,176,010 and $840,522, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2022 and 2021, were as follows:

	Years ended December 31,
	2022	2021
Beginning balance	$840,522	$935,261
Bad debt expense	1,737,169	213,158
Uncollectible accounts written off, net	(401,681)	(307,897)
Ending balance	$2,176,010	$840,522

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

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

fair value of such assets. We did not recognize any impairment charges for long-lived assets during the years ended December 31, 2022 and 2021.

Goodwill

We record as goodwill the excess of the consideration transferred over the fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, such as market capitalization as compared to our book value. We performed our most recent goodwill impairment analysis in the third quarter of 2022 with no impairment recorded.

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

We sell our services and products primarily to customers without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. From year to year, the customers that exceed 10% of our annual revenue, if any, may change. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances for the years ended December 31, 2022 and 2021:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2022	2	24%	18%
2021	2	38%	8%

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2022 and 2021, advertising expense totaled $39,029 and $41,930, respectively.

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

Recently Issued Accounting Pronouncements

Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides operational guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (“LIBOR”). The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The expedients and exceptions provided by the amendments generally do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. As further discussed in Note 7, our ABL Facility provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. As such, we do not expect the transition away from LIBOR to have a material impact on our consolidated financial statements.

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

The following table sets forth the purchase consideration paid and the amount of assets acquired and liabilities assumed as of the acquisition date:

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Sources of consideration paid:
Cash (1)	$32,048,438
Other (2)	1,964,562
$34,013,000
Purchase price allocation:
Accounts receivable, net (3)	$11,215,720
Other assets	2,305,485
Machinery and equipment, net	494,614
Intangible assets	25,390,000
Goodwill	10,496,693
Current liabilities	(15,889,512)
$34,013,000

(1) Financed with Monroe Loan
(2) Net working capital
(3) Gross receivables of $13,686,660, net of allowance of $2,470,940

The preliminary purchase price allocation was finalized during the year ended December 31, 2022, which resulted in an increase in current assets of $4.5 million, an increase in goodwill of $3.6 million, and an increase in current liabilities of $8.1 million.

The primary intangible assets acquired were valued using an income approach; specifically, the multi-period excess earnings method for valuing the customer relationships and the relief from royalty method for valuing the trademark. The key assumptions used to value the customer relationships at $24,590,000 included, among others, base revenue, attrition rates, average customer life, and discount rate. The key assumptions used to value the trademark at $760,000 included, among others, revenue projection, pretax royalty rate, and discount rate.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired and primarily reflects future synergies. The goodwill related to the RWS acquisition is not deductible for income tax purposes.

The following table presents unaudited pro forma information for the year ended December 31, 2021 as if the RWS acquisition had occurred at the beginning of our 2021 fiscal year. The unaudited pro forma information includes adjustments for amortization expense on definite lived intangible assets acquired, interest expense on debt incurred related to the acquisition, certain management adjustments, and the related income tax effects.

Year Ended December 31, 2021
Pro Forma	(unaudited)
Revenue	$202,092,014
Net loss	$(5,029,315)
Net loss per share - basic	$(0.27)
Net loss per share - diluted	$(0.27)

Included in our Consolidated Statement of Operations for the year ended December 31, 2021 related to RWS, is revenue of approximately $5.5 million and net loss of approximately $138,000 since the acquisition date of November 30, 2021.

Other 2022 and 2021 Acquisitions

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

We acquired three other environmental services businesses during the year ended December 31, 2021. The final purchase price paid for these business acquisitions and the allocations of the purchase price is summarized as follows:

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Sources of consideration paid:
Cash (1)	$14,199,777
Deferred consideration - earn out liabilities	1,984,934
$16,184,711
Purchase price allocation:
Accounts receivable, net	$3,171,050
Intangible assets	9,390,000
Goodwill	6,909,362
Current liabilities	(3,285,701)
$16,184,711

(1) Financed with Monroe Loan

These acquisitions are not material to our results of operations individually or in the aggregate. As a result, no pro forma financial information is provided.

We incurred acquisition and integration costs related to the above acquisitions of approximately $2.9 million and $1.6 million, which are included in Selling, General and Administrative expense in the years ended December 31, 2022 and 2021, respectively.

4. Property and Equipment, net, and Other Assets

At December 31, 2022 and 2021, Property and equipment, net, and other assets consisted of the following:

	As of December 31,
	2022	2021
Machinery and equipment	$3,159,483	$2,852,457
Office furniture and fixtures	568,040	568,040
Leasehold improvements	719,781	571,242
Computer equipment	676,197	321,757
Property and equipment, gross	5,123,501	4,313,496
Accumulated depreciation	(2,499,797)	(1,771,376)
Property and equipment, net	2,623,704	2,542,120
Right-of-use operating lease assets	2,385,870	1,945,438
Security deposits and other assets	901,653	1,109,008
Property and equipment, net, and other assets	$5,911,227	$5,596,566

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the year ended December 31, 2022 was $744,858, including $316,405 of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts. Depreciation expense for the year ended December 31, 2021 was $484,558, including $295,634 of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts.

We recorded right-of-use operating lease assets related to our office leases in accordance with ASC 842. Refer to Note 8, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000. The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues, and accounts receivable as of the Closing Date. Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc. The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $327,667 and $339,667 related to the earn-out as of December 31, 2022 and 2021, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2022	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$9,808,855	$29,441,145
Software	7 years	2,609,374	1,541,500	1,067,874
Trademarks	7 years	2,009,403	370,137	1,639,266
Non-compete agreements	3 years	2,250,000	841,945	1,408,055
Total finite lived intangible assets		$46,118,777	$12,562,437	$33,556,340

December 31, 2021	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$36,820,000	$1,999,355	$34,820,645
Software	7 years	2,030,754	1,416,638	614,116
Trademarks	7 years	1,716,533	87,632	1,628,901
Non-compete agreements	3 years	2,150,000	94,722	2,055,278
Total finite lived intangible assets		$42,717,287	$3,598,347	$39,118,940

Carrying Amount
Changes in goodwill:
Goodwill balance at December 31, 2021	$80,621,503
Addition related to acquisitions	541,766
RWS purchase price allocation adjustment	3,594,937
Purchase price adjustment	(500,000)
Goodwill balance at December 31, 2022	$84,258,206

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was approximately $9.2 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively.

We estimate future amortization expense as of December 31, 2022 to be approximately as follows:

Year Ending December 31,	Amount
2023	$9,024,445
2024	8,983,527
2025	8,080,255
2026	6,491,143
2027	444,707
Thereafter	532,263
Total	$33,556,340

We have no indefinite-lived intangible assets other than goodwill. $69.2 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill added in the prior years is deductible over its tax-basis life. We performed our goodwill impairment analysis in the third quarter of 2022 and 2021 with no impairment recorded in either period.

In 2022, we recorded $3.6 million in goodwill as part of the RWS acquisition adjustment. We recorded an additional $541,766 in goodwill and $2.8 million of intangible assets as part of our acquisition of an independent environmental services company during 2022, and made an adjustment to goodwill of $(500,000) related to a prior year purchase price adjustment. In 2021, we recorded $6.9 million in goodwill and $25.4 million of intangible assets as part of the RWS acquisition. We recorded an additional $7.4 million in goodwill and $9.4 million of intangible assets as part of three other asset acquisitions during 2021. See Note 3 for more information on the acquisitions.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

6. Current liabilities

The components of Accounts payable and accrued liabilities are as follows:

	As of December 31,
	2022	2021
Accounts payable	$28,744,858	$26,434,732
Accrued taxes	331,936	797,394
Employee compensation	1,812,028	1,864,145
Operating lease liability - current portion	489,938	868,799
Other	828,701	230,626
	$32,207,461	$30,195,696

Refer to Note 8 for additional disclosure related to the operating lease liability.

The components of Other current liabilities are as follows:

	As of December 31,
	2022	2021
Deferred revenue	$2,731,350	$3,722,017
Deferred consideration - earn-out	1,957,255	1,290,000
Deferred seller consideration, net	—	1,183,153
	$4,688,605	$6,195,170

Deferred seller consideration in connection with our 2020 acquisition of Green Remedies Waste and Recycling, Inc. (“Green Remedies”) was fully paid in the form of shares of our common stock in October 2022. As of December 31, 2021, the unamortized portion of OID on the deferred seller consideration was $158,972. The current portion of earn-out consideration related to acquisitions was $1,957,255 and $1,290,000 as of December 31, 2022 and 2021, respectively.

7. Notes payable and Other long-term liabilities, net

Our debt obligations are as follows:

		Years ended December 31,
	Interest Rate (1)	2022	2021
Monroe Term Loan (2)	10.62%	$61,073,151	$58,585,000
Green Remedies Promissory Note (3)	3.00%	1,637,970	2,040,607
PNC ABL Facility (4)	6.73%	12,238,034	7,234,737
Total notes payable		74,949,155	67,860,344
Less: Current portion of long-term debt		(1,158,800)	(1,329,109)
Less: Unamortized debt issuance costs		(2,122,715)	(2,637,483)
Less: Unamortized OID		(288,643)	(391,493)
Less: Unamortized OID warrant		(806,106)	(1,093,058)
Notes payable, net		$70,572,891	$62,409,201

(1) Interest rates as of December 31, 2022
(2) Bears interest at LIBOR/SOFR rate plus Applicable Margin ranging from 5.5% to 7.5%
(3) Stated interest rate of 3.0%, discounted cash flow rate of 13%
(4) Bears interest at a Base rate, as defined, plus a margin of 0.75% to 1.25%

The future minimum principal payments as of December 31, 2022 are as follows:

Year Ending December 31,	Amount
2023	$1,158,800
2024	1,158,800
2025	72,631,555
Total	$74,949,155

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

	December 31,
	2022	2021
Debt issuance costs
Beginning balance	$2,637,483	$1,670,529
Financing costs deferred	214,550	1,351,500
Less: Amortization expense	(729,318)	(384,546)
Debt issuance costs, net of accumulated amortization	$2,122,715	$2,637,483

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020, December 7, 2021 and December 2, 2022, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising the following:

•
An asset-based revolving credit facility in the maximum principal amount of $25.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. Each loan under the revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin ranging from 0.75% to 1.25% (6.73% as of December 31, 2022), or the Adjusted Term SOFR Rate for the interest period in effect plus a margin ranging from 1.75% to 2.25% (no borrowings as of December 31, 2022). The maturity date of the revolving credit facility is April 19, 2025. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.
•
An equipment loan facility in the maximum principal amount of $2.0 million. Loans under the equipment loan facility may be requested at any time until August 5, 2023. Each loan under the equipment loan facility bears interest, at the borrowers’ option, at either the Base Rate, plus 1.75%, or the Adjusted Term SOFR Rate for the Interest Period in effect, plus 2.75%. The maturity date of the equipment loan facility is April 19, 2025.

Certain of QRHC’s subsidiaries are the borrowers under the PNC Loan Agreement. QRHC and one of its subsidiaries are guarantors under the PNC Loan Agreement. As security for the obligations of the borrowers under the PNC Loan Agreement, (i) the borrowers under the PNC Loan Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect subsidiaries, and (ii) the guarantors under the PNC Loan Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect subsidiaries.

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

As of December 31, 2022, the ABL Facility borrowing base availability was $20,688,413, of which $12,238,034 principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was subsequently amended on September 3, 2021, December 1, 2021, December 7, 2021, August 9, 2022, and December 2, 2022, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $61.1 million as of December 31, 2022. The senior secured term loan accrues interest at the LIBOR/SOFR Rate for LIBOR/SOFR Loans plus the Applicable Margin; provided, that if the provision of LIBOR/SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

facility is October 19, 2025 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
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

Certain of QRHC’s subsidiaries are the borrowers under the Credit Agreement. QRHC is the guarantor under the Credit Agreement. As security for the obligations of the borrowers under the Credit Agreement, (i) the borrowers under the Credit Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect subsidiaries, and (ii) the guarantors under the Credit Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of QRHC’s direct and indirect subsidiaries.

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

Interest Expense

The amount of interest expense related to borrowings for the years ended December 31, 2022 and 2021 was $6,002,649 and $1,609,344, respectively. Debt issuance cost of $3,323,906 is being amortized to interest expense over the lives of the related debt arrangements. As of December 31, 2022 and 2021, the unamortized portion of the debt issuance costs was $2,122,715 and $2,637,483, respectively. The amount of interest expense related to the amortization of debt issuance costs for the years ended December 31, 2022 and 2021 was $729,318 and $384,546, respectively. Debt discount (“OID”) of $2,210,148 is being amortized to interest expense over the lives of the related debt and consideration arrangements. As of December 31, 2022 and 2021, the unamortized portion of OIDs was $1,094,749 and $1,643,523, respectively. The amount of interest expense related to the amortization of OID costs for the years ended December 31, 2022 and 2021 is $548,775 and $488,591, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Other long-term liabilities, net

	December 31,
	2022	2021
Operating lease liability - long-term portion	$1,724,244	$1,123,799
Deferred seller consideration - earn-out	—	781,000
Other	—	4,167
Other long-term liabilities, net	$1,724,244	$1,908,966

8. Leases

Our leases are primarily related to office space and are classified as operating leases for which we recorded a right of use asset at the inception or amendment of each lease. Our primary leases include:

•
Primary headquarters in The Colony, Texas. On September 29, 2022, we executed an amendment to our corporate office lease, pursuant to which we reduced the amount of square space rented to approximately 16,200 square feet and extended the term from October 2022 to December 31, 2027. We recorded a right of use asset associated with this lease of approximately $1.6 million. This lease had a remaining term of 5.0 years at December 31, 2022. We used an effective interest rate of 4.56%, which was our incremental borrowing rate in effect at the date of the lease amendment as the lease does not provide a readily determinable implicit rate.
•
Chadds Ford, PA office. We recorded a right of use asset associated with this lease, which was modified in 2022, of approximately $716,000. The lease expires in October 2026. This lease had a remaining term of 3.8 years at December 31, 2022, and we used an effective interest rate of 7.5%, which was our incremental borrowing rate in effect at the acquisition date of RWS as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement.
•
Greenville, SC office. We recorded a right of use asset associated with this lease of approximately $255,000. The lease expires in December 2024. This lease had a remaining term of 1.9 years at December 31, 2022, and we used an effective interest rate of 8.75%, which was our incremental borrowing rate in effect at the acquisition date of the lease as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement.
•
Burlington, NC office. We recorded a right of use asset associated with this lease of approximately $80,000. The lease expires in October 2023. This office lease had a remaining term of 0.8 years as of December 31, 2022, and we used an effective interest rate of 9.50%, which was our incremental borrowing rate in effect at the inception of the lease as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement. The lessor is a related party that is owned by the seller of Green Remedies and is employed by us.

The future minimum lease payments required under our office leases as of December 31, 2022 are as follows:

Year Ending December 31,	Amount
2023	$595,414
2024	573,969
2025	495,161
2026	484,441
2027	347,546
Total lease payments	2,496,531
Less: Interest	(282,349)
Present value of lease payments	$2,214,182

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases as of December 31, 2022 and 2021 are de minimis.

	As of December 31,
	2022	2021
Operating Leases
Right-of-use operating lease assets:
Property and equipment, net and other assets	$2,385,870	$1,945,438

Lease liabilities:
Accounts payable and accrued liabilities	$489,938	$868,799
Other long-term liabilities	1,724,244	1,123,799
Total operating lease liabilities	$2,214,182	$1,992,598

Lease Costs

For the years ended December 31, 2022 and 2021, we recorded $946,840 and $674,837, respectively, of fixed cost operating lease expense. Our operating lease expense was offset by a minimum annual incentive of $93,600 received from a local Economic Development Council, which was accrued monthly over the term of the initial corporate office lease through August 2022.

Effective December 1, 2019, we subleased a portion of our corporate office space to a single tenant. The sublease agreement was accounted for as an operating lease, and we recognized sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement through August 2022. Sublease income, net of amortized leasing costs, for the years ended December 31, 2022 and 2021 was approximately $39,000 and $52,000, respectively.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the years ended December 31, 2022 and 2021.

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

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. We had certain management fee contracts accounted for under the net basis method with net revenue of $484,229 and $96,618 for the years ended December 31, 2022 and 2021, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. Two customers accounted for 24% of revenue for the year ended December 31, 2022, and two customers accounted for 38% of revenue for the year ended December 31, 2021. We operate primarily in the United States, with minor services in Canada.

	Year Ended December 31,
	2022	2021
Revenue Type:
Services	$273,796,746	$146,812,653
Product sales and other	10,241,077	8,902,720
Total revenue	$284,037,823	$155,715,373

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

As of December 31, 2022 and 2021 we had $566,667 and $775,000, respectively, of deferred contract costs. During the year ended December 31, 2022 and 2021, we amortized $408,333 and $218,333 , respectively, of deferred contract costs to selling, general, and administrative expense.

Certain customers are billed in advance, and, accordingly, recognition of related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. As of December 31, 2022 and 2021, we had $2,731,350 and $3,722,017, respectively, of deferred revenue, which was classified in “Other current liabilities.”

10. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure those using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2022 and 2021, and we have recorded a valuation allowance of $13,999,000 and $11,138,000, respectively against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows:

	As of December 31,
	2022	2021
Deferred tax assets (liabilities):
Net operating loss	$1,447,000	$2,695,000
Depreciation and amortization	5,490,000	4,008,000
Stock-based compensation	4,638,000	3,808,000
Interest expense	1,276,000	—
Capitalized software costs	(278,000)	(164,000)
Bonus accrual	284,000	387,000
Allowance for doubtful accounts	567,000	225,000
Other	575,000	179,000
Total deferred tax assets, net	13,999,000	11,138,000
Less: valuation allowance	(13,999,000)	(11,138,000)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 26%. We had state income tax expense of $172,604 and $321,169 for the years ended December 31, 2022 and 2021, respectively, which is attributable to state obligations for states with no net operating loss carryforwards, and the continued reserve against the benefit of the net operating losses at the federal level. The provision for income taxes consisted of the following:

	Years Ended December 31,
	2022	2021
Current	$172,604	$321,169
Deferred	—	—
Total	$172,604	$321,169

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The reconciliation between the income tax expense calculated by applying statutory rates to net income and the income tax expense reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2022	2021
U.S. federal statutory rate applied to pretax income (loss)	$(1,234,000)	$423,000
State taxes - current, net of federal benefit	172,604	321,169
State taxes - deferred	(411,000)	298,000
Permanent differences	(471,000)	19,000
Benefit of federal operating loss carryforwards	(845,000)	(915,000)
Change in state tax rates and other	100,000	1,570,000
Change in valuation allowance	2,861,000	(1,395,000)
	$172,604	$321,169

As of December 31, 2022 and 2021, we had federal income tax net operating loss carryforwards of approximately $5,600,000 and $10,100,000, respectively, which expire at various dates ranging from 2034 through 2037. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of the Company's net operating loss may be limited in future years.

As of December 31, 2022 and 2021, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2023. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2018 to 2022. Tax audits by their very nature are often complex and can require several years to complete.

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

12. Commitments and Contingencies

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2022 and 2021.

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees. Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the plan. For the years ended December 31, 2022 and 2021, our plan contribution expense was $270,477 and $198,622, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

13. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or were outstanding as of December 31, 2022 and 2021. Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 19,696,006 and 19,045,988 shares were issued and outstanding as of December 31, 2022 and 2021, respectively.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”). We recorded expense of $92,180 and $53,755 related to the ESPP during the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, we issued an aggregate 40,851 shares of common stock for $176,742 all to employees under our ESPP, as follows:

•
On May 16, 2022, we issued 17,720 shares for $76,666 for options that vested and were exercised.
•
On November 16, 2022, we issued 23,131 shares for $100,076 for options that vested and were exercised.

During the year ended December 31, 2021, we issued an aggregate 47,979 shares of common stock for $108,806 all to employees under our ESPP, as follows:

•
On May 14, 2021, we issued 22,937 shares for $38,988 for options that vested and were exercised.
•
On November 15, 2021, we issued 25,042 shares for $69,818 for options that vested and were exercised.

Warrants

Warrant activity from January 1, 2021 through December 31, 2022 was as follows:

	Warrants
			Weighted-
			Average
	Number	Exercise Price	Exercise Price
	of Shares	per Share	Per Share
Outstanding at January 1, 2021	1,021,060	$1.15—$3.88	$1.56
Issued	350,000	$1.50	$1.50
Exercised	(181,834)	$1.15—$3.88	$1.23
Canceled/Forfeited	(339,226)	$1.15—$3.88	$1.83
Outstanding at December 31, 2021	850,000	$1.50	$1.50
Issued	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2022	850,000	$1.50	$1.50

The following table summarizes the warrants issued and outstanding as of December 31, 2022:

Warrants Issued and Outstanding as of December 31, 2022
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding				850,000

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

No warrants were issued, exercised or expired during the year ended December 31, 2022.

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

Stock Options

The following table summarizes the stock option activity from January 1, 2021 through December 31, 2022:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2021	3,177,942	$1.17 — $23.20	$2.78
Granted	323,063	$3.01 — $6.30	$4.47
Exercised	(176,427)	$1.48 — $6.40	$2.98
Canceled/Forfeited	(43,993)	$1.48 — $23.20	$7.85
Outstanding at December 31, 2021	3,280,585	$1.17 — $23.20	$2.87
Granted	384,889	$4.08 — $8.68	$5.23
Exercised	(414,001)	$1.51 — $6.40	$1.83
Canceled/Forfeited	(72,085)	$1.51 — $16.80	$5.76
Outstanding at December 31, 2022	3,179,388	$1.17 — $23.20	$3.23

The weighted-average grant-date fair value of options granted was $3.36 and $2.84 for the years ended December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, the intrinsic value of options outstanding was approximately $9,841,358 and $13,892,675, respectively, and the intrinsic value of options exercisable was approximately $8,422,306 and $9,946,072, respectively.

The following additional information applies to options outstanding at December 31, 2022:

Range of Exercise Prices	Outstanding at December 31, 2022	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2022	Weighted- Average Exercise Price
$1.17 — $23.20	3,179,388	6.1	$3.23	2,504,292	$2.98

The following additional information applies to options outstanding at December 31, 2021:

Range of Exercise Prices	Outstanding at December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2021	Weighted- Average Exercise Price
$1.17 — $23.20	3,280,585	6.8	$2.87	2,357,641	$2.95

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Stock-Based Compensation

Stock-based compensation expense for stock-based incentive awards was $994,361 and $740,824 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately $1.3 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2 years.

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

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2022 and 2021 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021
Expected volatility	71%	72%
Risk-free interest rate	2.79%	1.08%
Expected dividends	0.00%	0.00%
Expected term in years	5.9	6.0

Deferred Stock Units

During the year ended December 31, 2022, we granted 6,719 DSUs and recorded director compensation expense of $39,142 related to the grants. In addition, during the year ended December 31, 2022, we granted 35,201 DSUs to executive employees and recorded compensation expense of $157,885. During the year ended December 31, 2021, we granted 82,881 DSUs and recorded director compensation expense of $394,355 related to the grants. In addition, during the year ended December 31, 2021, we granted 49,775 DSUs to executive employees and recorded compensation expense of $192,783. We had 211,415 and 198,145 DSUs outstanding at December 31, 2022 and 2021, respectively.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Years Ended December 31,
	2022	2021
Numerator:
Net income (loss)	$(6,047,986)	$1,691,057
Denominator:
Weighted average common shares outstanding, basic	19,473,786	18,885,714
Effect of dilutive securities	—	1,849,303
Weighted average common shares outstanding, diluted	19,473,786	20,735,017
Net income (loss) per share
Basic	$(0.31)	$0.09
Diluted	$(0.31)	$0.08
Anti-dilutive securities excluded from diluted net income (loss) per share
Stock options	244,907	486,768
Total anti-dilutive securities excluded from diluted net income (loss) per share	244,907	486,768

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$5,720,406	$1,402,552
Cash paid for income taxes	$330,866	$434,501

Supplemental non-cash activities:
Term loan proceeds	$—	$34,700,000
Seller consideration settled in shares of common stock	$1,342,125	$1,342,125
Debt issuance costs	$—	$1,314,000
Original issue discount - Seller's Note, Monroe loan, Deferred consideration	$—	$535,970
Acquisition of RWS	$—	$31,002,668

16. Related Party Transactions

See Note 7 for further information regarding a promissory note issued to the seller of Green Remedies in connection with the Green Remedies Acquisition. The seller of Green Remedies is currently an employee of ours.

See Note 8 for further information regarding an operating lease held by a current employee and seller of Green Remedies.