Form 10-K/A
period 2022-12-31
Quest Resource Holding Corp
filed 2023-04-14
CIK 1442236

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

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023 was 19,724,172.

DOCUMENTS INCORPORATED BY REFERENCE: See "Explanatory Note".

Auditor Name: Semple, Marchal & Cooper, LLP Auditor Location: Phoenix, Arizona PCAOB Auditor Firm ID: 178

EXPLANATORY NOTE:

We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to amend our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the "SEC") on March 23, 2023 (the "Original Form 10-K"). The purpose of this Amendment No. 1 is to present the information that was previously omitted from Part III of the Original Form 10-K because we no longer intend to file a definitive proxy statement for our annual meeting of stockholders within 120 days after the end of our fiscal year ended December 31, 2022.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors as of April 14, 2023:

Name	Age	Position
Daniel M. Friedberg	61	Chairman of the Board (2)(4)
S. Ray Hatch	63	President, Chief Executive Officer, and Director (4)
Glenn A. Culpepper	67	Director (3)(4)
Ronald L. Miller, Jr.	59	Director (1)(3)
Stephen A. Nolan	62	Director (1)(3)
Sarah R. Tomolonius	43	Director (1)(2)

(1) Member of the Audit Committee
(2) Member of the Nominations and Corporate Governance Committee
(3) Member of the Compensation Committee
(4) Member of the Strategic Planning Committee

Daniel M. Friedberg has served as Chairman of the Board of our company since April 2019. Mr. Friedberg has served as the Chief Executive Officer of Hampstead Park Capital Management LLC, a private equity investment firm since its founding in May 2016 and as a Managing Member of 325 Capital, LLC since its founding in 2016. Mr. Friedberg also serves as Chief Executive Officer of Roundtrip EV Solutions, Inc., a private company in the electric vehicle industry, since May 2021. Previously, Mr. Friedberg was Chief Executive Officer and Managing Partner of Sagard Capital Partners L.P., a private equity investment firm, from its founding in January 2005 until May 2016. In addition, from January 2005 to May 2016, he was also a Vice President of Power Corporation of Canada, a diversified international management holding company. Mr. Friedberg was with global strategy management consultants Bain & Company, as a consultant from 1987 to 1991 and then again as a Partner from 1997 to 2005. Mr. Friedberg started with Bain & Company in the London office in 1987, was a founder of the Toronto office in 1991, and a founder of the New York office in 2000, leading the Canadian and New York private equity businesses. From 1991 to 1997, Mr. Friedberg worked as Vice President of Strategy and Development for a U.S.-based global conglomerate and as an investment professional in a Connecticut-based boutique private equity firm. Mr. Friedberg has a Master’s in Business Administration degree from the Johnson School at Cornell University’s College of Business, and a Bachelor of Science (Hons.) degree from the University of Manchester Institute of Science & Technology. Mr. Friedberg has served as a member on the Board of Directors of Roth CH Acquisition IV Co. (NASDAQ: ROCG), a publicly-traded special purpose acquisition company since August 2021. Previously Mr. Friedberg served as a member on the Board of Directors of each of Roth CH Acquisition III Co. (NASDAQ: ROCR), a publicly-traded special purpose acquisition company, from March 2020 until its merger with QualTek Services Inc. (NASDAQ: QTEK) in March 2021; Roth CH Acquisition II Co. (NASDAQ: ROCC), a publicly-traded special purpose acquisition company, from December 2020 until its merger with Reservoir Holdings, Inc. in July 2021; Roth CH Acquisition I Co. (NASDAQ: ROCH), a publicly-traded special purpose acquisition company, from February 2020 until its merger with PureCycle Technologies, Inc. (NASDAQ: PCT) in March 2021; Performance Sports Group Ltd. (formerly NYSE: PSG), a leading developer and manufacturer of ice hockey, roller hockey, lacrosse, baseball and softball sports equipment, as well as related apparel and soccer apparel, from March 2016 to July 2016; InnerWorkings, Inc. (formerly NASDAQ: INWK), a leading global marketing execution firm serving Fortune 1000 brands across a wide range of industries, from March 2014 to August 2016; GP Strategies Corp. (formerly NYSE: GPX), a provider of sales and technical training, E-learning, management consulting and engineering services, from 2009 to August 2016; and X-Rite, Inc. (formerly NASDAQ: XRIT), a former developer, manufacturer, marketer and supporter of innovative color solutions through measurement systems, software, color standards and services, from 2008 to 2012; and as Chairman of the Board of two private companies: Integramed America Inc.; and Vein Centers of America Inc. Mr. Friedberg also serves on the private board of directors of USA Field Hockey and is an advisor to Connecticut Innovations Greentech Fund. Mr. Friedberg served on the private board of directors of Point Pickup Technologies. We believe that Mr. Friedberg’s experience as the Chief Executive Officer of two investment firms, his experience as an executive with a leading global management consulting firm, his extensive experience in investing in private and public companies, and his service on multiple boards of directors provide him with knowledge and experience with respect to organizational, financial, operational, M&A, and strategic planning matters and provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

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

Ronald L. Miller, Jr. has served as a director of our company since October 2012. Mr. Miller served as a director of one of our predecessors from July 2010 to October 2012. Mr. Miller has served as Chief Investment Officer of the Jackson Family Office since February 2023. The Jackson Family Office is a Scottsdale, AZ-based family office with real estate, fixed-income, and private equity investments. He previously served on a full-time basis as President of Windsor Westfield Management, LLC, a financial consulting and strategic planning firm, from October 2021 to January 2023. From June 2021 to September 2021, Mr. Miller served as Interim Chief Executive Officer of That’s Eatertainment Corp. and as Executive Vice President, Chief Financial Officer, and Secretary of that company from December 2015 until May 2021. He was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona, headquartered boutique investment banking firm from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2007 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc. That’s Eatertainment Corp. filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on September 8, 2021. We believe Mr. Miller’s prior leadership roles and his investment banking experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Sarah R. Tomolonius has served as a director of our company since September 2016. Ms. Tomolonius is a Partner, Head of Investor Relations at M13, a consumer tech-focused full-service venture capital engine, where she has served since March 2020. Ms. Tomolonius co-founded the Sustainability Investment Leadership Council in January 2015. Ms. Tomolonius served as Vice President, Marketing and Investor Relations for Arlon Group, a food and agriculture investment firm, from December 2012 to June 2018, and served as Senior Professional, Management Reporting & Analytics from December 2010 to December 2012. From October 2008 to December 2010, Ms. Tomolonius served as Associate, Investor Relations for Citi Private Equity, a private equity group that was acquired by StepStone Group in October 2010. From October 2005 to September 2007, Ms. Tomolonius served as Research Analyst, Corporate & Public Affairs Group of Edelman, a global public relations firm. Ms. Tomolonius served as Program Assistant, Water & Coastal Program of Natural Resources Defense Council, a non-profit international environmental advocacy group, from October 2002 to September 2005. Ms. Tomolonius also served as Chair of the Sustainability Committee for the New York Alternative Investment Roundtable. Ms. Tomolonius serves as President of the Board of HeARTs Speak, a nonprofit organization. We believe that Ms.

Tomolonius’s experience in the environmental and financial industries and her focus on sustainability provide the requisite qualifications, skills, perspectives, and experiences that make her well qualified to serve on our Board of Directors.

There are no family relationships among any of our directors and executive officers.

Management

The following table sets forth certain information regarding our executive officers as of April 14, 2023:

Name	Age	Position
S. Ray Hatch	63	President and Chief Executive Officer
Brett W. Johnston	47	Senior Vice President and Chief Financial Officer
David P. Sweitzer	60	Executive Vice President and Chief Operating Officer

S. Ray Hatch’s biography is set forth under the heading “Directors” above.

Brett W. Johnston has served as Senior Vice President and Chief Financial Officer of our company since November 2022. Mr. Johnston served as both Senior Vice President and Vice President of Finance and Business Development for the Construction Products Group at Arcosa, Inc., a publicly traded infrastructure products company, from November 2018 to October 2022. From 2003 until November 2018 when Arcosa spun off from Trinity Industries, a publicly traded multi-industry company, Mr. Johnston served in various roles for the Construction Materials division across operations, finance, strategic planning, business development, and sales and marketing including Vice President of Finance and Business Development, Vice President of Operations, and Vice President of Business Development.

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

Based solely upon our review of the copies of such forms filed electronically with the SEC during the fiscal year ended December 31, 2022, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year ended December 31, 2022, except for two Forms 4 for Mr. Alan Allred reporting one transaction and three transactions, respectively, that were filed late.

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring. Mr. Culpepper and Ms. Tomolonius are Class I directors whose terms will expire in 2025. Mr. Nolan is a Class II director whose term will expire at the 2023 Annual Meeting of Stockholders. Messrs. Friedberg, Hatch, and Miller are Class III directors whose terms will expire in 2024.

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

Board and Committee Meetings

Our Board of Directors held a total of five meetings during the fiscal year ended December 31, 2022. During the fiscal year ended December 31, 2022, the Audit Committee held nine meetings; the Compensation Committee held four meetings; the Nominations and Corporate Governance Committee held four meetings; and the Strategic Planning Committee held four meetings. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders. All of our directors attended our 2022 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2022 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2022 and 2021, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, our two most highly compensated executive officers other than our principal executive officer who were serving as an executive officer on December 31, 2022, and our former principal financial officer. We refer to these executive officers as our “named executive officers.”

				Stock and	All Other
Name and Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	Compensation (3)	Total
S. Ray Hatch	2022	$356,562	$261,218	$230,057	$26,980	$874,817
President, Chief Executive	2021	$344,389	$397,534	$214,838	$29,157	$985,918
Officer, and Director
Brett C. Johnston (4)	2022	$50,769	$70,892	$150,168	$1,250	$273,079
Senior Vice President and Chief	2021	—	—	—	—	—
Financial Officer
Laurie L. Latham (5)	2022	$162,883	$57,765	$15,000	$210,220	$445,868
Former Senior Vice President and	2021	$240,018	$166,202	$136,774	$20,060	$563,054
Chief Financial Officer
David P. Sweitzer	2022	$301,412	$162,896	$175,044	$24,737	$664,089
Executive Vice President and	2021	$288,951	$233,377	$161,129	$25,445	$708,902
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

(3) The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. However, we pay all health insurance premiums for Messrs. Hatch, Johnston and Sweitzer and for Ms. Latham, which amounts are included in this column. The figure shown for each named executive officer also includes employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 87% of compensation, subject to IRS limits. We match 100% of the first 3% and 50% of the next 2% of eligible earnings that employees contribute to the 401(k) plan. Our 2014 Employee Stock Purchase Plan, as amended (the "2014 ESPP"), permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our Common Stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Internal Revenue Code of 1986, as amended (the "Code"), and the 2014 ESPP.

(4) Mr. Johnston became our Senior Vice President and Chief Financial Officer on November 1, 2022. Mr. Johnston's fiscal 2022 compensation is for the period of November 1, 2022 through December 31, 2022.

(5) Ms. Latham served as our Senior Vice President and Chief Financial Officer from January 2013 until her retirement effective August 31, 2022. Ms. Latham's fiscal 2022 compensation is for the period of January 1, 2022 through August 31, 2022. Other compensation earned by Ms. Latham includes severance compensation and consulting fees paid from September 1, 2022 through December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End 2022

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2022.

		Option Awards
						Equity Incentive
						Plan Awards:
						Number of
						Securities
		Number of Securities				Underlying	Option	Option
		Underlying Unexercised Options (1)				Unexercised	Exercise	Expiration
Name	Grant Date	Exercisable		Unexercisable		Unearned Options	Price	Date
S. Ray Hatch	1/7/2016	250,000		—		—	$5.44	1/7/2026
	1/16/2018	100,000		—		—	$2.39	1/16/2028
	2/12/2019	150,000		—		—	$1.51	2/12/2029
	3/16/2020	106,667	(2)	53,333		—	$1.51	3/16/2030
	3/15/2021	26,667	(2)	53,333		—	$3.83	3/15/2031
	4/20/2022	—		52,500	(2)	—	$6.17	4/20/2032
David P. Sweitzer	10/3/2016	62,500		—		—	$2.08	10/3/2026
	10/2/2017	10,500		—		—	$1.17	10/2/2027
	1/16/2018	100,000		—		—	$2.39	1/16/2028
	10/15/2018	8,400	(3)	2,100		—	$2.62	10/15/2028
	2/12/2019	34,000		—		—	$1.51	2/12/2029
	10/3/2019	6,300	(4)	4,200		—	$2.45	10/3/2029
	3/16/2020	—		35,000	(2)	—	$1.51	3/16/2030
	3/15/2021	20,000	(2)	40,000		—	$3.83	3/15/2031
	4/20/2022	—		40,000	(2)	—	$6.17	4/20/2032
Brett W. Johnston	11/1/2022	—		25,000	(5)	—	$8.68	11/1/2032
Laurie L. Latham	1/2/2013	12,500		—		—	$21.20	1/2/2023
	10/18/2013	9,375		—		—	$16.40	10/18/2023
	12/17/2014	3,125		—		—	$11.60	12/17/2024
	12/16/2015	6,250		—		—	$6.40	12/16/2025
	12/16/2015	6,250		—		—	$6.40	12/16/2025
	1/12/2017	25,000		—		—	$2.50	1/12/2027
	1/12/2017	25,000		—		—	$2.50	1/12/2027
	1/16/2018	39,566		—		—	$2.39	1/16/2028
	2/12/2019	30,000		—		—	$1.51	2/12/2029
	3/16/2020	5,000		—		—	$1.51	3/16/2030
	3/15/2021	50,000		—		—	$3.83	3/15/2031

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

(5) One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2027. This option was not granted under the 2012 Incentive Compensation Plan.

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

On April 20, 2022, Ms. Latham informed us of her plans to retire from her positions with the Company effective August 31, 2022. On April 22, 2022, we entered into a Mutual Separation Agreement and Release (the “Separation Agreement”) with Ms. Latham in connection with Ms. Latham’s departure. Pursuant to the Separation Agreement, we agreed, in return for a customary general release and waiver in favor of the Company and customary post-employment covenants with respect to non-compete, non-solicitation, non-disparagement and confidential Company information, to (i) pay Ms. Latham the amounts due pursuant to Ms. Latham’s Severance and Change in Control Agreement, dated November 7, 2014, as modified by the Separation Agreement, and (ii) accelerate the vesting of all unvested stock options issued to Ms. Latham in 2020 and 2021.

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

DIRECTOR COMPENSATION

During fiscal 2022, we paid each non-employee director a monthly retainer, which is currently equivalent to $37,474 annually. Currently, the non-employee Chairman of the Board receives an additional $173,040 per year; the non-employee Chair of the Audit Committee receives an additional $8,517 per year; the non-employee Chair of the Compensation Committee receives an additional $5,678 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $2,839 per year; the non-employee Chair of the Strategic Planning Committee receives an additional $5,678 per year; the non-Chair members of the Audit Committee each receive an additional $2,271 per year; the non-chair members of the Compensation Committee each receive an additional $1,703 per year; the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $1,136 per year; and the non-Chair members of the Strategic Planning Committee each receive an additional $1,703 per year. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

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

The following table sets forth the compensation earned or paid by us to each non-employee director for the fiscal year ended December 31, 2022. Mr. Hatch did not receive any compensation for his service on our Board of Directors.

	Fees Earned	Stock	Option
Name	or Paid in Cash	Awards (1)	Awards (2)	Total
Glenn A. Culpepper	$40,285	$—	$63,484	$103,769
Daniel M. Friedberg	$215,841	$—	$63,484	$279,325
Ronald L. Miller, Jr.	$44,784	$2,212	$63,484	$110,480
Stephen A. Nolan	$7,833	$36,930	$63,484	$108,247
Sarah R. Tomolonius	$40,285	$—	$63,484	$103,769

(1) The amounts in this column reflect the aggregate grant date fair value of stock awards (if any) granted to our non-employee directors during the fiscal year ended December 31, 2022, calculated in accordance with FASB ASC Topic 718, Stock Compensation in the form of DSUs or other stock awards. The DSUs valuation on the date of grant is calculated based on the Director fees elected by each Director to be deferred into stock units.

(2) The amounts in this column reflect the aggregate grant date fair value of option awards (if any) granted to our non-employee directors during the fiscal year ended December 31, 2022, calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The amounts reported in this column do not correspond to the actual economic value that may be received by our non-employee directors from their option awards.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2022:

Option
Name	Awards
Glenn A. Culpepper	25,000
Daniel M. Friedberg	513,819
Ronald L. Miller, Jr.	144,790
Stephen A. Nolan	176,659
Sarah R. Tomolonius	138,650

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of April 14, 2023 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our Common Stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percentage (2)
S. Ray Hatch (3)	835,764	4.07%
Brett W. Johnston	—	*
Laurie L. Latham (4)	212,066	*
David P. Sweitzer (5)	340,969	1.70%
Daniel M. Friedberg (6)	3,316,366	16.39%
Glenn A. Culpepper (7)	15,000	*
Ronald L. Miller, Jr. (8)	138,036	*
Stephen A. Nolan (9)	274,927	1.38%
Sarah R. Tomolonius (10)	132,400	*
All directors and executive officers as a group (8 persons) (11)	5,053,462	23.13%
5% Stockholders:
Wynnefield Partners Small Cap Value, L.P., et al (12)	2,570,734	13.03%
Pinnacle Family Office Investments, L.P. (13)	2,506,389	12.71%

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

(2) The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 19,724,172 shares outstanding on April 14, 2023. The numbers and percentages shown include shares actually owned on April 14, 2023 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of April 14, 2023 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.

(3) Includes 730,833 shares issuable upon exercise of vested stock options and 73,585 deferred stock units.

(4) Represents 212,066 shares issuable upon exercise of vested stock options.

(5) Includes 310,033 shares issuable upon exercise of vested stock options and 22,425 deferred stock units.

(6) Consists of (a) 2,812,547 shares held by Hampstead Park Environmental Services Investment Fund LLC ("Hampstead Park Environmental"), and (b) 488,819 shares issuable upon exercise of vested stock options, and 15,000 deferred stock units.

(7) Consists of 15,000 deferred stock units.

(8) Includes 119,790 shares issuable upon exercise of vested stock options and 15,646 deferred stock units.

(9) Includes 151,659 shares issuable upon exercise of vested stock options and 56,268 deferred stock units.

(10) Includes 113,650 shares issuable upon exercise of vested stock options and 15,000 deferred stock units.

(11) Consists of (a) 2,925,754 shares held by the directors and executive officers as a group, (b) 1,914,784 shares issuable upon exercise of vested stock options (excluding those held by former Chief Financial Officer, Laurie L. Latham), and (c) 212,924 deferred stock units.

(12) Based on the statement on Form 4 filed with the SEC on July 13, 2022 by Wynnefield Partners Small Cap Value, L.P, and affiliates. The address for Wynnefield Partners Small Cap Value, L.P, and affiliates is 450 Seventh Avenue, Suite 509, New York, NY 10123.

(13) Based on the statement on Form 4 filed with the SEC on May 11, 2022, by Pinnacle Family Office Investments, L.P. The address for Pinnacle Family Office Investments, L.P. is 5910 North Central Expressway, Suite 1475, Dallas, TX 75206.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to our Common Stock that may be issued under our incentive compensation plans and under other option grants.

	Number of		Number of
	securities	Weighted-	securities
	to be issued	average	remaining
	upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants,	warrants,	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders (1)	3,021,803	$3.02	1,366,861
Equity compensation plans not approved by security holders	369,000	$4.80	—
Total	3,390,803	$3.23	1,366,861

(1) Under our 2012 Incentive Compensation Plan, as amended, an aggregate of 4,830,437 shares of our Common Stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be decreased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised prior to expiration or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2022, the number of securities to be issued upon exercise of outstanding options was 2,810,388 and the number of Common Stock shares to be issued under DSUs was 211,415. As of December 31, 2022, the aggregate number of shares of Common Stock available for future issuance pursuant to awards under our 2012 Plan was 1,153,698 and 213,163 shares of Common Stock reserved for issuance under our 2014 ESPP. Our 2014 ESPP authorizes the sale of up to 500,000 shares of our Common Stock to employees.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Audit Fees (1)	288,240	206,960
Audit-related Fees (2)	13,135	11,074
Tax Fees (3)	—	—
All Other Fees (4)	25,382	6,581
Total	$326,757	$224,615

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

21.1	List of Subsidiaries (41)

23.1	Consent of Semple, Marchal and Cooper, LLP, independent registered public accounting firm (42)

24.1	Power of Attorney (included on the signature page of the initial filing of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2023)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted in Inline XBRL)

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

(39)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2022.
(40)
Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022.
(41)
Filed as Exhibit 21.1 to the Registrant's initial filing of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2023.
(42)
Filed as Exhibit 23.1 to the Registrant's initial filing of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2023.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: April 14, 2023	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: April 14, 2023	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	April 14, 2023
S. Ray Hatch

/s/ Brett W. Johnston	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2023
Brett W. Johnston

*	Chairman of the Board of Directors	April 14, 2023
Daniel M. Friedberg

*	Director	April 14, 2023
Glenn A. Culpepper

*	Director	April 14, 2023
Ronald L. Miller, Jr.

*	Director	April 14, 2023
Stephen A. Nolan

*	Director	April 14, 2023
Sarah R. Tomolonius

* By /s/ Brett W. Johnston

Brett W. Johnston, Attorney-in-fact