Form 10-Q
period 2023-03-31
Quest Resource Holding Corp
filed 2023-05-15
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 19,724,172 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,805,228	$9,563,709
Accounts receivable, less allowance for doubtful accounts of $2,274,540 and $2,176,010 as of March 31, 2023 and December 31, 2022, respectively	43,578,263	45,891,144
Prepaid expenses and other current assets	2,407,105	2,310,423
Total current assets	55,790,596	57,765,276

Goodwill	84,258,206	84,258,206
Intangible assets, net	31,497,050	33,556,340
Property and equipment, net, and other assets	5,538,947	5,911,227
Total assets	$177,084,799	$181,491,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,317,619	$32,207,461
Other current liabilities	3,234,549	4,688,605
Current portion of notes payable	1,158,800	1,158,800
Total current liabilities	37,710,968	38,054,866

Notes payable, net	68,306,916	70,572,891
Other long-term liabilities	1,590,941	1,724,244
Total liabilities	107,608,825	110,352,001

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,724,172 and 19,696,006 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	19,724	19,696
Additional paid-in capital	174,237,270	173,876,319
Accumulated deficit	(104,781,020)	(102,756,967)
Total stockholders’ equity	69,475,974	71,139,048
Total liabilities and stockholders’ equity	$177,084,799	$181,491,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue	$74,113,703	$71,522,168
Cost of revenue	61,483,944	60,273,753
Gross profit	12,629,759	11,248,415
Operating expenses:
Selling, general, and administrative	9,417,436	9,344,462
Depreciation and amortization	2,424,844	2,364,862
Total operating expenses	11,842,280	11,709,324
Operating income (loss)	787,479	(460,909)
Interest expense	(2,443,028)	(1,556,585)
Loss before taxes	(1,655,549)	(2,017,494)
Income tax expense	368,504	166,815
Net loss	$(2,024,053)	$(2,184,309)
Net loss per share applicable to common shareholders
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)
Weighted average number of common shares outstanding
Basic	19,931,711	19,244,634
Diluted	19,931,711	19,244,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31 2022	19,696,006	$19,696	$173,876,319	$(102,756,967)	$71,139,048
Stock-based compensation	—	—	298,431	—	298,431
Stock option exercises	28,166	28	62,520	—	62,548
Net loss	—	—	—	(2,024,053)	(2,024,053)
Balance, March 31, 2023	19,724,172	$19,724	$174,237,270	$(104,781,020)	$69,475,974

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2021	19,045,988	$19,046	$170,318,199	$(96,708,981)	$73,628,264
Stock-based compensation	—	—	258,638	—	258,638
Net loss	—	—	—	(2,184,309)	(2,184,309)
Balance, March 31, 2022	19,045,988	$19,046	$170,576,837	$(98,893,290)	$71,702,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,024,053)	$(2,184,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	238,163	173,573
Amortization of intangibles	2,270,805	2,263,637
Amortization of debt issuance costs and discounts	291,794	324,779
Provision for doubtful accounts	243,909	261,973
Stock-based compensation	298,431	258,638
Changes in operating assets and liabilities:
Accounts receivable	2,068,972	(6,697,540)
Prepaid expenses and other current assets	(96,682)	(53,289)
Security deposits and other assets	28,597	124,284
Accounts payable and accrued liabilities	1,122,745	4,418,010
Other liabilities	(1,465,220)	718,682
Net cash provided by (used in) operating activities	2,977,461	(391,562)
Cash flows from investing activities:
Purchase of property and equipment	(29,206)	(261,417)
Purchase of intangible assets	(211,515)	(61,577)
Acquisition, net of cash acquired	—	(3,137,758)
Net cash used in investing activities	(240,721)	(3,460,752)
Cash flows from financing activities:
Proceeds from credit facilities	17,076,405	15,149,625
Repayments of credit facilities	(19,344,461)	(15,197,782)
Proceeds from long-term debt	—	3,500,000
Repayments of long-term debt	(289,713)	(60,000)
Proceeds from stock option exercises	62,548	—
Debt issuance costs	—	(45,800)
Net cash provided by (used in) financing activities	(2,495,221)	3,346,043
Net increase (decrease) in cash and cash equivalents	241,519	(506,271)
Cash and cash equivalents at beginning of period	9,563,709	8,427,858
Cash and cash equivalents at end of period	$9,805,228	$7,921,587

Supplemental cash flow information:
Cash paid for interest	$2,099,611	$1,137,877
Cash paid for income taxes	$330,866	$29,510

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

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2023 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2022 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, QSS, RWS, SSG, and Sequoia each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments, including trade receivables. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a new forward-looking approach to estimate expected credit losses. We adopted the new standard on January 1, 2023. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements as current processes for estimating expected credit losses for trade receivables generally align with the expected credit loss model.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Acquisitions

On February 10, 2022, we acquired an independent environmental services company that primarily services customers in the northeast region of the United States for approximately $3.35 million. This acquisition was paid in cash and was financed with a draw down on the term loan pursuant to the Credit Agreement (as defined in Note 8). The purchase price was allocated to the acquired assets, primarily customer relationship intangibles and goodwill.

4. Accounts receivable, net of allowance for doubtful accounts

Our receivables, which are recorded when billed or when services are performed, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on consideration of a number of factors, including the length of time trade accounts are past due, our previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We write off past-due receivable balances after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period we receive the payment.

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the quarters ended March 31:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Beginning balance	$2,176,010	$840,522
Bad debt expense	243,909	261,973
Uncollectible accounts written off, net	(145,379)	(48,130)
Ending balance	$2,274,540	$1,054,365

5. Property and Equipment, net, and Other Assets

At March 31, 2023 and December 31, 2022, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,737,111 and $2,499,797 as of March 31, 2023 and December 31, 2022, respectively	$2,414,747	$2,623,704
Right-of-use operating lease asset	2,278,547	2,385,870
Security deposits and other assets	845,653	901,653
Property and equipment, net, and other assets	$5,538,947	$5,911,227

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended March 31, 2023 was $238,163, including $84,123 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts. Depreciation expense for the three months ended March 31, 2022 was $173,573, including $72,348 of depreciation expense reflected within “Cost of revenue.”

We recorded right-of-use operating lease assets related to our office leases in accordance with ASC 842. Refer to Note 9, Leases for additional information.

6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2023 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$11,771,355	$27,478,645
Software	7 years	2,820,889	1,590,541	1,230,348
Trademarks	7 years	2,009,403	441,901	1,567,502
Non-compete agreements	3 years	2,250,000	1,029,445	1,220,555
Total finite lived intangible assets		$46,330,292	$14,833,242	$31,497,050

December 31, 2022	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$9,808,855	$29,441,145
Software	7 years	2,609,374	1,541,500	1,067,874
Trademarks	7 years	2,009,403	370,137	1,639,266
Non-compete agreements	3 years	2,250,000	841,945	1,408,055
Total finite lived intangible assets		$46,118,777	$12,562,437	$33,556,340

March 31, 2023 (Unaudited) and December 31, 2022	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$84,258,206

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $2.3 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

We have no indefinite-lived intangible assets other than goodwill. $69.2 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2022 with no impairment recorded.

7. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Accounts payable	$30,008,906	$28,744,858
Accrued taxes	676,277	331,936
Employee compensation	1,808,456	1,812,028
Operating lease liability - current portion	494,767	489,938
Other	329,213	828,701
	$33,317,619	$32,207,461

Refer to Note 9, Leases for additional disclosure related to the operating lease liability.

The components of Other current liabilities were as follows:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Deferred consideration - earn-out	$680,503	1,957,255
Deferred revenue	2,554,046	2,731,350
	$3,234,549	$4,688,605

We made a $1.2 million earn-out payment in the first quarter of 2023 related to an acquisition.

8. Notes Payable

Our debt obligations were as follows:

	Interest	March 31,	December 31,
	Rate (1)	2023	2022
		(Unaudited)
Monroe Term Loan (2)	11.67%	$60,917,651	$61,073,151
Green Remedies Promissory Note (3)	3.00%	1,503,757	1,637,970
PNC ABL Facility (4)	6.95%	9,969,976	12,238,034
Total notes payable		72,391,384	74,949,155
Less: Current portion of long-term debt		(1,158,800)	(1,158,800)
Less: Unamortized debt issuance costs		(1,928,371)	(2,122,715)
Less: Unamortized OID		(262,930)	(288,643)
Less: Unamortized OID warrant		(734,367)	(806,106)
Notes payable, net		$68,306,916	$70,572,891

(1) Interest rates as of March 31, 2023
(2) Bears interest at SOFR rate plus Applicable Margin ranging from 5.5% to 7.5%
(3) Stated interest rate of 3.0%, discounted cash flow rate of 13%
(4) Bears interest at a Base Rate, as defined in the PNC Loan Agreement (such agreement defined below), plus a margin of 0.75% to 1.25%

We capitalize financing costs we incur related to implementing our debt arrangements. We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in debt issuance costs.

March 31,
2023
(Unaudited)
Debt issuance costs
Balance at December 31, 2022	$2,122,715
Less: Amortization expense	(194,344)
Debt issuance costs, net of accumulated amortization	$1,928,371

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020, December 7, 2021 and December 2, 2022, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising the following:

•
An asset-based revolving credit facility in the maximum principal amount of $25.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. Each loan under the revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin ranging from 0.75% to 1.25% (6.95% as of March 31, 2023), or the Adjusted Term SOFR Rate for the interest period in effect plus a margin ranging from 1.75% to 2.25% (no borrowings as of March 31, 2023). The maturity date of the revolving credit facility is April 19, 2025. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.
•
An equipment loan facility in the maximum principal amount of $2.0 million. Loans under the equipment loan facility may be requested at any time until August 5, 2023. Each loan under the equipment loan facility bears interest, at the borrowers’ option, at either the Base Rate, plus 1.75%, or the Adjusted Term SOFR Rate for the Interest Period in effect, plus 2.75%. The maturity date of the equipment loan facility is April 19, 2025. There were no borrowings under this facility as of March 31, 2023.

As of March 31, 2023, the ABL Facility borrowing base availability was $19,044,729, of which $9,969,976 principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was subsequently amended on September 3, 2021, December 1, 2021, December 7, 2021, August 9, 2022, and December 2, 2022, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $60.9 million as of March 31, 2023. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
•
An accordion term loan facility in the maximum principal amount of $5.3 million. Loans under the accordion loan facility may be requested at any time until the Maturity Date. Each accordion term loan shall be on the same terms as those applicable to the senior secured term loan. Proceeds of accordion term loans are permitted to be used for Permitted Acquisitions.

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028. We estimated the value of the warrants issued using the Black Scholes option pricing model and recorded a debt discount (“OID”) of approximately $766,000 in 2020 for the 500,000-share warrant and $536,000 in 2021 for the 350,000-share warrant which are being amortized over the term of the Credit Agreement. We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time and upon a date two years after the closing date of such agreement.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to Green Remedies in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the three months ended March 31, 2023 and 2022 was $1,956,089 and $1,233,319, respectively. Interest expense related to amortization of debt issuance fees, and debt discount costs as well as interest related to vendor supply chain financing programs totaled $486,939 and $323,266, respectively, for the three months ended March 31, 2023 and 2022.

9. Leases

Our leases are primarily related to office space and are classified as operating leases.

Lease Costs

For the three months ended March 31, 2023 and 2022 we recorded approximately $190,000 and $245,000, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the three months ended March 31, 2023 and 2022. We did not obtain any new operating lease right-of-use assets in the three months ended March 31, 2023.

The future minimum lease payments required under our office leases as of March 31, 2023 are as follows:

Amount
2023	$445,142
2024	525,237
2025	495,161
2026	484,441
2027	387,909
Total lease payments	2,337,890
Less: Interest	(252,182)
Present value of lease liabilities	$2,085,708

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at March 31, 2023 are de minimis.

	March 31,	December 31,
	2023	2022
Operating leases:	(Unaudited)
Right-of-use operating lease asset:
Property and equipment, net and other assets	$2,278,547	$2,385,870

Lease liabilities:
Accounts payable and accrued liabilities	$494,767	$489,938
Other long-term liabilities	1,590,941	1,724,244
Total operating lease liabilities	$2,085,708	$2,214,182

10. Revenue

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

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. We had certain management fee contracts accounted for under the net basis method with net revenue of $71,236 and $160,320 for the three months ended March 31, 2023 and 2022, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. Two customers accounted for 26.3% of revenue for the three months ended March 31, 2023 and one customer accounted for 16.5% of revenue for the three months ended March 31, 2022. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenue Type:
Services	$71,306,740	$68,721,608
Product sales and other	2,806,963	2,800,560
Total revenue	$74,113,703	$71,522,168

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

As of March 31, 2023 and December 31, 2022, we had $566,667 and $566,667 of deferred contract costs, respectively. During the three months ended March 31, 2023 and 2022, we amortized $100,000 and $102,500, respectively, of deferred contract costs to selling, general, and administrative expense.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of March 31, 2023 and December 31, 2022, we had $2,554,046 and $2,731,350, respectively, of deferred revenue which was classified in “Other current liabilities.”

11. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax expense of $368,504 and $166,815 for the three months ended March 31, 2023 and 2022, respectively, which was attributable to state tax obligations for states with no net operating loss carryforwards, and the continuing reserve against the benefit of net operating loss carryforwards at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of March 31, 2023 and December 31, 2022, and we had recorded a valuation allowance of $14,604,000 and $13,999,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, we had federal income tax net operating loss carryforwards of approximately $5,500,000 and $5,600,000, respectively, which expire at various dates ranging from 2034-2037.

12. Fair Value of Financial Instruments

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 19,724,172 and 19,696,006 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (as amended, the “ESPP”). We recorded expense of $22,910 and $11,370 related to the ESPP for the three months ended March 31, 2023 and 2022, respectively.

Warrants – The following table summarizes the warrants issued and outstanding as of March 31, 2023:

Warrants Issued and Outstanding as of March 31, 2023
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable Warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding (Unaudited)				850,000

Stock Options – We recorded stock option expense of $250,254 and $183,419 for the three months ended March 31, 2023 and 2022, respectively. The following table summarizes the stock option activity for the three months ended March 31, 2023:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2022	3,179,388	$1.17 — $23.20	$3.23
Exercised	(28,166)	$1.51 — $3.98	$2.22
Cancelled/Forfeited	(22,083)	$1.51 — $21.20	$13.87
Outstanding at March 31, 2023	3,129,139	$1.17 — $23.20	$3.16

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”). The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the three months ended March 31, 2023, we granted 1,509 DSUs and recorded director compensation expense of $9,934 related to the grants. In addition, during the three months ended March 31, 2023, we granted 2,307 DSUs to executive employees and recorded compensation expense of $15,333, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees.

During the three months ended March 31, 2022, we granted 1,507 DSUs and recorded director compensation expense of $9,638 related to the grants. In addition, during the three months ended March 31, 2022, we recorded compensation expense of $54,212, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees. We had 215,231 and 211,415 DSUs outstanding at March 31, 2023 and December 31, 2022, respectively.

14. Net Loss per Share

We compute basic net loss per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for DSUs during the period. We compute diluted net income per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods where losses are reported, the weighted average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants. Dilutive potential securities are excluded from the computation of earnings per share if their effect is antidilutive. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(2,024,053)	$(2,184,309)
Denominator:
Weighted average common shares outstanding, basic	19,931,711	19,244,634
Effect of dilutive common shares	—	—
Weighted average common shares outstanding, diluted	19,931,711	19,244,634
Net loss per share:
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)
Anti-dilutive securities excluded from diluted net loss per share:
Stock options	82,657	75,157
Warrants	—	—
Total anti-dilutive securities excluded from net loss per share	82,657	75,157

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of the ASU on our consolidated financial statements; the impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic on our results of operations and any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors, including the impact of our business acquisitions in 2022 and 2021 on future results, the state of the U.S. economy in general, general economic conditions and the potential effect of inflationary pressures and increased interest rates on our cost of doing business, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

Overview

We were incorporated in Nevada in July 2002 under the name BlueStar Financial Group, Inc. On July 16, 2013, we acquired all of the issued and outstanding membership interests of Quest Resource Management Group, LLC, or “QRMG”, held by Quest Resource Group LLC, or “QRG”, comprising 50% of the membership interests of QRMG, or the QRMG Interests. Our wholly owned subsidiary, Quest Sustainability Services, Inc., or “QSSI” (formerly known as Earth911, Inc.), held the remaining 50% of the membership interests of QRMG for several years. Concurrently with our acquisition of the QRMG Interests, we assigned the QRMG Interests to QSSI so that QSSI now holds 100% of the issued and outstanding membership interests of QRMG. On October 28, 2013, we changed our name to Quest Resource Holding Corporation, or QRHC. On October 19, 2020, QRMG acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc., a leading provider of independent environmental services, particularly in multi-family housing, located in Burlington, NC. On December 7, 2021, QSSI acquired all of the outstanding membership interests of RWS Facility Services, LLC (“RWS”), a full-service management company engaged in the brokering of recycling, waste and sustainability solutions, located in Chadds Ford, PA.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and QRMG (collectively, “we,” “us,” “our,” or “our company”).

Three Months Ended March 31, 2023 and 2022 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenue	$74,113,703	$71,522,168
Cost of revenue	61,483,944	60,273,753
Gross profit	12,629,759	11,248,415
Operating expenses:
Selling, general, and administrative	9,417,436	9,344,462
Depreciation and amortization	2,424,844	2,364,862
Total operating expenses	11,842,280	11,709,324
Operating income (loss)	787,479	(460,909)
Interest expense	(2,443,028)	(1,556,585)
Loss before taxes	(1,655,549)	(2,017,494)
Income tax expense	368,504	166,815
Net loss	$(2,024,053)	$(2,184,309)

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Global Economic Trends

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the three months ended March 31, 2023, revenue was $74.1 million, an increase of $2.6 million, or 3.6%, compared to $71.5 million for the three months ended March 31, 2022. The increase for the quarter was primarily due to increased demand including the impact of heightened customer production levels and increased services from certain new and continuing customers, partially offset by lower levels of services at certain other customers and lower values for commodities.

Cost of Revenue/Gross Profit

Cost of revenue increased $1.2 million to $61.5 million for the three months ended March 31, 2023 from $60.3 million for the three months ended March 31, 2022. The increase was primarily due to the same reasons impacting the increase in revenue.

Gross profit for the three months ended March 31, 2023 was $12.6 million, an increase of $1.4 million, compared to $11.2 million for the three months ended March 31, 2022. The gross profit margin was 17.0% for the three months ended March 31, 2023 compared to 15.7% for the same quarter of 2022. The changes in gross profit and gross profit margin percentage for the quarter were primarily due to the net effect of the impact of increased services from certain new and continuing customers, change in the mix of services and relative gross profit margins from new and acquired customer base, reduced operations at certain other customers, and reduced values for commodities.

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

Operating Expenses

Operating expenses were $11.8 million and $11.7 million for the three months ended March 31, 2023 and 2022, respectively.

Selling, general, and administrative expenses were $9.4 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $72,974. The increase primarily relates to increases in labor related expenses mostly offset by reductions in professional fees.

Operating expenses for the three months ended March 31, 2023 and 2022 included depreciation and amortization of $2.4 million and $2.4 million, respectively, an increase of $59,982.

Interest expense was $2.4 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively, an increase of approximately $0.9 million, as a result of additional borrowing related primarily to the acquisition in 2022 and increases in base interest rates. We are amortizing debt issuance costs of $3.3 million and OID of $2.2 million to interest expense over the life of the related debt arrangements as discussed in Note 8 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income tax of $368,504 and $166,815 for the three months ended March 31, 2023 and 2022, respectively. The provision for income tax is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all our deferred tax assets (“DTAs”) as of both March 31, 2023 and December 31, 2022. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the three months ended March 31, 2023 was $(2.0) million compared to net loss of $(2.2) million for the three months ended March 31, 2022. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recycled materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integration.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.10) for the three months ended March 31, 2023 compared to net loss per basic and diluted share of $(0.11) for the three months ended March 31, 2022.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 19.9 million and 19.2 million for the three months ended March 31, 2023 and 2022.

Adjusted EBITDA

For the three months ended March 31, 2023, Adjusted EBITDA, a non-GAAP financial measure, increased 6.7% to $4.0 million from $3.7 million for the three months ended March 31, 2022.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP. For the three months ended March 31, 2023, other adjustments included severance and project costs as well as certain administrative fees related to borrowings. For the three months ended March 31, 2022, other adjustments included recruiting costs and certain administrative costs related to borrowings.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	As Reported
	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net loss	$(2,024,053)	$(2,184,309)
Depreciation and amortization	2,508,967	2,437,209
Interest expense	2,443,028	1,556,585
Stock-based compensation expense	298,431	258,638
Acquisition, integration and related costs	477,601	1,305,936
Other adjustments	(85,593)	195,858
Income tax expense	368,504	166,815
Adjusted EBITDA	$3,986,885	$3,736,732

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, was $0.6 million for the three months ended March 31, 2023, compared with $1.3 million for the three months ended March 31, 2022. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2023 and 2022 are calculated as follows:

	As Reported
	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Reported net loss (a)	$(2,024,053)	$(2,184,309)
Adjustments:
Amortization of intangibles (b)	2,221,669	2,174,455
Acquisition, integration and related costs (c)	477,601	1,305,936
Other adjustments (d)	(76,326)	—
Adjusted net income	$598,891	$1,296,082

Diluted earnings per share:
Reported net loss	$(0.10)	$(0.11)
Adjusted net income	$0.03	$0.06

Weighted average number of common shares outstanding:
Diluted (e)	22,158,132	21,715,982

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustments to earn-out fair value
(e) Reflects adjustment for dilution as adjusted net income is positive

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had $9.8 million and $9.6 million in cash and cash equivalents, respectively. Working capital was $18.1 million and $19.7 million as of March 31, 2023 and December 31, 2022, respectively.

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

We believe our existing cash and cash equivalents of $9.8 million, our borrowing availability under our $25.0 million ABL Facility (as defined and discussed in Note 8 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2023 and 2022.

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2023 compared with net cash used in by operating activities of $(0.4) million for the three months ended March 31, 2022.

Net cash provided by operating activities for the three months ended March 31, 2023 related primarily to the net effect of the following:

•
net loss of $(2.0) million;
•
non-cash items of $3.3 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash provided by the net change in operating assets and liabilities of $1.7 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash used in operating activities for the three months ended March 31, 2022 related primarily to the net effect of the following:

•
net loss of $(2.2) million;
•
non-cash items of $3.3 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash used in the net change in operating assets and liabilities of $(1.5) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 was $(0.2) million. Cash used in investing activities for the three months ended March 31, 2022 was $(3.5) million and primarily related to the $3.1 million net purchase of the assets of a northeast-based independent environmental services company on February 10, 2022. Other investing activities are primarily from purchases of property and equipment and intangible assets such as software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $(2.5) million, primarily from net repayments of $(2.3) million on our ABL Facility. Net cash provided by financing activities for the three months ended March 31, 2022 was $3.3 million, primarily from borrowings of $3.5 million from the Credit Agreement with Monroe Capital used to finance the February 2022 acquisition of an independent environmental services company. See Note 8 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

We made an additional $5.0 million principal payment on our Monroe Capital credit facility in May 2023.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the three months ended March 31, 2023 and 2022. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. Other than the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) as discussed in Note 2 to our condensed consolidated financial statements, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

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

Item 1A. Risk Factors

The following risk factor supplements the risk factors described in Item 1A of our 2022 Annual Report and should be read in conjunction with the risk factors described in our 2022 Annual Report:

The instability of certain financial institutions may have adverse impacts on certain of our vendors and customers and/or on our ability to access our cash deposits and make borrowings, which could negatively impact our financial condition, results of operations and cash flows.

In 2023, there have been public reports of instability at certain financial institutions. Although we do not hold material deposits or investments at these financial institutions, and despite the steps taken to date by U.S. and foreign agencies and institutions to protect depositors, the follow-on effects of the events surrounding recent bank failures and pressure on other financial institutions are unknown, could include failures of other financial institutions to which we face direct or indirect exposure, and may lead to disruptions to the cash flows, operations and financial condition of our vendors, customers, and/or us. Additionally, tight credit conditions could generally result in economic slowdown and reduced demand for our services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 12, 2023, we entered into a Severance and Change in Control Agreement with Brett W. Johnston, our Senior Vice President of Finance and Chief Financial Officer, effective as of the same date. If we terminate Mr. Johnston’s employment for any reason other than for good cause (as defined in the agreement) or if Mr. Johnston voluntarily terminates his employment with us for good reason (as defined in the agreement), the agreement provides that (a) we will pay Mr. Johnston his salary for a period of 12 months following the effective date of such termination and (b) we will pay Mr. Johnston, at the same time as cash incentive bonuses are paid to other executives, a portion of the cash incentive bonus deemed by our Compensation Committee in the exercise of its sole discretion, to be earned by Mr. Johnston pro rata for the period commencing on the first day of our fiscal year for which the cash incentive bonus is calculated and ending on the effective date of such termination. The agreement further provides that, in the event of a change in control of our company (as defined in the agreement), Mr. Johnston has the option to terminate his employment with us, unless (i) the provisions of the agreement remain in full force and effect as to Mr. Johnston and (ii) he suffers no reduction in his status, authority, or base salary following the change in control, provided that Mr. Johnston will be considered to suffer a reduction in his status, authority, or base salary, only if, after the change in control, (A) he is not the Senior Vice President of Finance and Chief Financial Officer of the company that succeeds to our business, (B) such company’s common stock is not listed on a national stock exchange (such as the New York Stock Exchange, the Nasdaq Stock Market, or the NYSE MKT), (C) such company in any material respect reduces Mr. Johnston’s status, authority, or base salary, or (D) as a result of the change in control, Mr. Johnston is required to relocate his principal place of business more than 50 miles from The Colony, Texas (or surrounding areas). If Mr. Johnston terminates his employment with us following a change in control or if we terminate his employment without good cause, in each case during the period commencing three months before and one year following the change in control, (A) we will pay Mr. Johnston’s base salary for a period of 12 months following the effective date of such termination, (B) we will pay Mr. Johnston an amount equal to the average of his cash bonus paid for each of the two fiscal years immediately preceding his termination; provided that in the event Mr. Johnston has not been employed by us for at least two fiscal years at the time of such termination, then the cash bonus shall be in an amount equal to Mr. Johnston’s target bonus for the fiscal year in which such termination occurred, (C) all unvested stock options held by Mr. Johnston in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination, and (D) all unvested restricted stock units granted after the date hereof held by Mr. Johnston in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination. The agreement also contains a provision that prohibits Mr. Johnston from competing with our company for a period of 12 months following the termination of his employment with our company for any reason. The agreement further contains a provision that prohibits Mr. Johnston from soliciting or hiring any of our employees for a period of 24 months following the termination of his employment with our company for any reason.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	Severance and Change in Control Agreement, dated May 12, 2023, by and between Quest Resource Holding Corporation and Brett W. Johnston
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 15, 2023	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: May 15, 2023	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer