Form 10-Q
period 2023-06-30
Quest Resource Holding Corp
filed 2023-08-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 19,782,060 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,979,757	$9,563,709
Accounts receivable, less allowance for doubtful accounts of $2,095,947 and $2,176,010 as of June 30, 2023 and December 31, 2022, respectively	45,476,603	45,891,144
Prepaid expenses and other current assets	3,153,501	2,310,423
Total current assets	51,609,861	57,765,276

Goodwill	84,258,206	84,258,206
Intangible assets, net	29,672,721	33,556,340
Property and equipment, net, and other assets	5,090,166	5,911,227
Total assets	$170,630,954	$181,491,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,609,233	$32,207,461
Other current liabilities	3,362,018	4,688,605
Current portion of notes payable	1,158,800	1,158,800
Total current liabilities	41,130,051	38,054,866

Notes payable, net	58,867,552	70,572,891
Other long-term liabilities	1,521,787	1,724,244
Total liabilities	101,519,390	110,352,001

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,782,060 and 19,696,006 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	19,782	19,696
Additional paid-in capital	174,759,383	173,876,319
Accumulated deficit	(105,667,601)	(102,756,967)
Total stockholders’ equity	69,111,564	71,139,048
Total liabilities and stockholders’ equity	$170,630,954	$181,491,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$74,497,295	$76,904,788	$148,610,998	$148,426,956
Cost of revenue	60,992,466	62,236,397	122,476,410	122,510,150
Gross profit	13,504,829	14,668,391	26,134,588	25,916,806
Operating expenses:
Selling, general, and administrative	9,212,270	9,298,367	18,629,706	18,642,829
Depreciation and amortization	2,452,258	2,470,390	4,877,102	4,835,252
Total operating expenses	11,664,528	11,768,757	23,506,808	23,478,081
Operating income	1,840,301	2,899,634	2,627,780	2,438,725
Interest expense	(2,556,103)	(1,588,827)	(4,999,131)	(3,145,412)
Income (loss) before taxes	(715,802)	1,310,807	(2,371,351)	(706,687)
Income tax expense	170,779	160,576	539,283	327,391
Net income (loss)	$(886,581)	$1,150,231	$(2,910,634)	$(1,034,078)

Net income (loss) applicable to common stockholders	$(886,581)	$1,150,231	$(2,910,634)	$(1,034,078)
Net income (loss) per share applicable to common shareholders
Basic	$(0.04)	$0.06	$(0.15)	$(0.05)
Diluted	$(0.04)	$0.05	$(0.15)	$(0.05)
Weighted average number of common shares outstanding
Basic	19,962,031	19,278,730	19,946,954	19,261,775
Diluted	19,962,031	21,348,821	19,946,954	19,261,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31 2022	19,696,006	$19,696	$173,876,319	$(102,756,967)	$71,139,048
Stock-based compensation	—	—	298,431	—	298,431
Stock option exercises	28,166	28	62,520	—	62,548
Net loss	—	—	—	(2,024,053)	(2,024,053)
Balance, March 31, 2023	19,724,172	19,724	174,237,270	(104,781,020)	69,475,974
Stock-based compensation	—	—	362,319	—	362,319
Stock option exercises	35,000	35	52,815	—	52,850
Shares issued for Employee Stock Purchase Plan options	22,888	23	106,979	—	107,002
Net loss	—	—	—	(886,581)	(886,581)
Balance, June 30, 2023	19,782,060	$19,782	$174,759,383	$(105,667,601)	$69,111,564

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2021	19,045,988	$19,046	$170,318,199	$(96,708,981)	$73,628,264
Stock-based compensation	—	—	258,638	—	258,638
Net loss	—	—	—	(2,184,309)	(2,184,309)
Balance, March 31, 2022	19,045,988	19,046	170,576,837	(98,893,290)	71,702,593
Stock-based compensation	—	—	326,894	—	326,894
Stock option exercises	53,465	53	92,375	—	92,428
Shares issued for Employee Stock Purchase Plan options	17,720	18	76,648	—	76,666
Net income	—	—	—	1,150,231	1,150,231
Balance, June 30, 2022	19,117,173	$19,117	$171,072,754	$(97,743,059)	$73,348,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,910,634)	$(1,034,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	494,453	370,393
Amortization of intangibles	4,553,486	4,616,795
Amortization of debt issuance costs and discounts	583,589	650,664
Provision for doubtful accounts	570,359	731,955
Stock-based compensation	660,750	585,532
Changes in operating assets and liabilities:
Accounts receivable	(155,818)	(11,255,199)
Prepaid expenses and other current assets	(843,078)	(918,076)
Security deposits and other assets	220,666	701,209
Accounts payable and accrued liabilities	4,426,971	3,619,871
Other liabilities	(1,282,948)	(1,866,667)
Net cash provided by (used in) operating activities	6,317,796	(3,797,601)
Cash flows from investing activities:
Purchase of property and equipment	(165,353)	(402,025)
Purchase of intangible assets	(669,867)	(311,532)
Acquisition, net of cash acquired	—	(3,137,758)
Net cash used in investing activities	(835,220)	(3,851,315)
Cash flows from financing activities:
Proceeds from credit facilities	40,145,428	36,046,989
Repayments of credit facilities	(46,904,436)	(35,396,710)
Proceeds from long-term debt	—	3,500,000
Repayments of long-term debt	(5,529,920)	(835,061)
Proceeds from shares issued for Employee Stock Purchase Plan	107,002	76,666
Proceeds from stock option exercises	115,398	92,428
Debt issuance costs	—	(45,800)
Net cash provided by (used in) financing activities	(12,066,528)	3,438,512
Net increase (decrease) in cash and cash equivalents	(6,583,952)	(4,210,404)
Cash and cash equivalents at beginning of period	9,563,709	8,427,858
Cash and cash equivalents at end of period	$2,979,757	$4,217,454

Supplemental cash flow information:
Cash paid for interest	$4,401,300	$2,403,567
Cash paid for income taxes, net	$285,996	$214,060

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2023 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2022 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, QSS, RWS, SSG, and Sequoia each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments, including trade receivables. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a new forward-looking approach to estimate expected credit losses. We adopted the new standard on January 1, 2023. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements as pre-existing processes for estimating expected credit losses for trade receivables generally aligned with the expected credit loss model.

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

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Beginning balance	$2,274,540	$1,054,365	$2,176,010	$840,522
Bad debt expense	326,450	469,982	570,359	731,955
Uncollectible accounts written off, net of recoveries	(505,043)	204,627	(650,422)	156,497
Ending balance	$2,095,947	$1,728,974	$2,095,947	$1,728,974

5. Property and Equipment, net, and Other Assets

At June 30, 2023 and December 31, 2022, property and equipment, net, and other assets consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Property and equipment, net of accumulated depreciation of $2,934,878 and $2,499,797 as of June 30, 2023 and December 31, 2022, respectively	$2,348,579	$2,623,704
Right-of-use operating lease assets	2,139,700	2,385,870
Security deposits and other assets	601,887	901,653
Property and equipment, net, and other assets	$5,090,166	$5,911,227

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended June 30, 2023 was $256,291, including $86,714 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts and was $494,453 for the six months ended June 30, 2023, including $170,837 of depreciation expense reflected within “Cost of revenue.” Depreciation expense for the three months ended June 30, 2022 was $196,820, including $79,588 of depreciation expense reflected within “Cost of revenue,” and was $370,393 for the six months ended June 30, 2022, including $151,936 reflected in “Cost of revenue.”

We recorded right-of-use operating lease assets related to our office leases in accordance with ASC 842. Refer to Note 9, Leases for additional information.

6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

June 30, 2023 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$13,733,855	$25,516,145
Software	7 years	3,273,181	1,651,312	1,621,869
Trademarks	7 years	2,015,463	513,811	1,501,652
Non-compete agreements	3 years	2,250,000	1,216,945	1,033,055
Total finite lived intangible assets		$46,788,644	$17,115,923	$29,672,721

December 31, 2022	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$9,808,855	$29,441,145
Software	7 years	2,609,374	1,541,500	1,067,874
Trademarks	7 years	2,009,403	370,137	1,639,266
Non-compete agreements	3 years	2,250,000	841,945	1,408,055
Total finite lived intangible assets		$46,118,777	$12,562,437	$33,556,340

June 30, 2023 (Unaudited) and December 31, 2022	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$84,258,206

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $2.3 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to finite lived intangible assets was $4.6 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively.

We have no indefinite-lived intangible assets other than goodwill. $69.2 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2022 with no impairment recorded.

7. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Accounts payable	$33,415,068	$28,744,858
Accrued taxes	856,144	331,936
Employee compensation	1,125,930	1,812,028
Operating lease liabilities - current portion	490,696	489,938
Miscellaneous	721,395	828,701
	$36,609,233	$32,207,461

Refer to Note 9, Leases for additional disclosure related to the operating lease liabilities.

The components of Other current liabilities were as follows:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Deferred consideration - earn-out	$680,502	1,957,255
Deferred revenue	2,681,516	2,731,350
	$3,362,018	$4,688,605

We made a $1.2 million earn-out payment in the first quarter of 2023 related to an acquisition.

8. Notes Payable

Our debt obligations were as follows:

	Interest	June 30,	December 31,
	Rate (1)	2023	2022
		(Unaudited)
Monroe Term Loan (2)	12.27%	$55,811,656	$61,073,151
Green Remedies Promissory Note (3)	3.00%	1,369,545	1,637,970
PNC ABL Facility (4)	7.54%	5,479,025	12,238,034
Total notes payable		62,660,226	74,949,155
Less: Current portion of long-term debt		(1,158,800)	(1,158,800)
Less: Unamortized debt issuance costs		(1,734,027)	(2,122,715)
Less: Unamortized OID		(237,218)	(288,643)
Less: Unamortized OID warrant		(662,629)	(806,106)
Notes payable, net		$58,867,552	$70,572,891

(1) Interest rates as of June 30, 2023
(2) Bears interest based on SOFR plus Applicable Margin ranging from 5.5% to 7.5%
(3) Stated interest rate of 3.0%, discounted cash flow rate of 13%
(4) Bears interest based on SOFR plus a margin ranging from 1.75% to 2.25%

We capitalize financing costs we incur related to implementing our debt arrangements. We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in debt issuance costs.

June 30,
2023

Debt issuance costs, net of accumulated amortization
Balance at December 31, 2022	$2,122,715
Less: Amortization expense	(388,688)
Balance at June 30, 2023 (Unaudited)	$1,734,027

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020, December 7, 2021, August 9, 2022 and December 2, 2022, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising the following:

•
An asset-based revolving credit facility in the maximum principal amount of $25.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. Each loan under the revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin ranging from 0.75% to 1.25% (no borrowings as of June 30, 2023), or the Adjusted Term SOFR Rate for the interest period in effect plus a margin ranging from 1.75% to 2.25% (7.54% as of June 30, 2023). The maturity date of the revolving credit facility is April 19, 2025. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.
•
An equipment loan facility in the maximum principal amount of $2.0 million. Loans under the equipment loan facility may be requested at any time until August 5, 2023. Each loan under the equipment loan facility bears interest, at the borrowers’ option, at either the Base Rate, plus 1.75%, or the Adjusted Term SOFR Rate for the Interest Period in effect, plus 2.75%. The maturity date of the equipment loan facility is April 19, 2025. There were no borrowings under this facility as of June 30, 2023.

As of June 30, 2023, the ABL Facility borrowing base availability was $20,537,536, of which $5,479,025 principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was subsequently amended on September 3, 2021, December 1, 2021, December 7, 2021, and December 2, 2022, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $55.8 million as of June 30, 2023. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
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

Interest Expense

The amount of interest expense related to borrowings for the three months ended June 30, 2023 and 2022 was $2,073,078 and $1,286,412, respectively. The amount of interest expense related to borrowings for the six months ended June 30, 2023 and 2022 was $4,029,167 and $2,519,731, respectively. Interest expense related to amortization of debt issuance fees, and debt discount costs as well as interest related to vendor supply chain financing programs totaled $483,025 and $302,415, respectively, for the three months ended June 30, 2023 and 2022. Interest expense related to amortization of debt issuance fees, and debt discount costs as well as interest related to vendor supply chain financing programs totaled $969,963 and $625,681, respectively, for the six months ended June 30, 2023 and 2022.

9. Leases

Our leases are primarily related to office space and are classified as operating leases.

Lease Costs

For the three months ended June 30, 2023 and 2022 we recorded approximately $185,000 and $215,000, respectively, of fixed cost operating lease expense. For the six months ended June 30, 2023 and 2022 we recorded approximately $375,000 and $460,000, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the six months ended June 30, 2023 and 2022. We did not obtain any new operating lease right-of-use assets in the six months ended June 30, 2023.

The future minimum lease payments required under our office leases as of June 30, 2023 are as follows:

Amount
2023	$294,869
2024	573,965
2025	495,161
2026	484,441
2027	387,909
Total lease payments	2,236,345
Less: Interest	(223,862)
Present value of lease liabilities	$2,012,483

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at June 30, 2023 are de minimis.

	June 30,	December 31,
	2023	2022
Operating leases:	(Unaudited)
Right-of-use operating lease assets:
Property and equipment, net and other assets	$2,139,700	$2,385,870

Lease liabilities:
Accounts payable and accrued liabilities	$490,696	$489,938
Other long-term liabilities	1,521,787	1,724,244
Total operating lease liabilities	$2,012,483	$2,214,182

10. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations. Our service revenue is primarily generated from fees charged for the collection, transfer, processing and disposal of both solid waste and recyclable materials and from sales of recyclable materials. In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid, as well as minor ancillary services.

Revenue Recognition

We recognize revenue as services are performed or products are delivered. For example, we recognize revenue as waste and recyclable material are collected or when products are delivered. We recognize revenue net of any contracted pricing discounts or rebate arrangements.

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. We had certain management fee contracts accounted for under the net basis method with net revenue of $85,418 and $139,656 for the three months ended June 30, 2023 and 2022, respectively. We had net revenue from management fee contracts accounted for under the net basis revenue method of $156,654 and $299,976 for the six months ended June 30, 2023 and 2022, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. Two customers accounted for 29.9% of revenue for the three months ended June 30, 2023 and one customer accounted for 15.9% of revenue for the three months ended June 30, 2022. Two customers accounted for 28.1% of revenue for the six months ended June 30, 2023 and one customer accounted for 16.2% of revenue for the six months ended June 30, 2022. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue Type:
Services	$71,642,776	$74,317,692	$142,949,516	$143,039,300
Product sales and other	2,854,519	2,587,096	5,661,482	5,387,656
Total revenue	$74,497,295	$76,904,788	$148,610,998	$148,426,956

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

As of June 30, 2023 and December 31, 2022, we had $466,667 and $566,667 of deferred contract costs, respectively. During the three months ended June 30, 2023 and 2022, we amortized $100,000 and $102,500, respectively, of deferred contract costs to selling, general, and administrative expense. During the six months ended June 30, 2023 and 2022, we amortized $200,000 and $205,000, respectively, of deferred contract costs to selling, general, and administrative expense.

We bill certain customers in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of June 30, 2023 and December 31, 2022, we had $2,681,516 and $2,731,350, respectively, of deferred revenue which was classified in “Other current liabilities.”

11. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax expense of $539,283 and $327,391 for the six months ended June 30, 2023 and 2022, respectively, which was attributable to state tax obligations for states with no net operating loss carryforwards, and the continuing reserve against the benefit of net operating loss carryforwards at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2023 and December 31, 2022, and we had recorded a valuation allowance of $15,408,000 and $13,999,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, we had federal income tax net operating loss carryforwards of approximately $5,500,000 and $5,600,000, respectively, which expire at various dates ranging from 2034-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 19,782,060 and 19,696,006 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (as amended, the “ESPP”). On May 16, 2023, we issued 22,888 shares to employees for $107,002 under our ESPP for options that vested and were exercised. We recorded expense of $65,440 and $41,031 related to the ESPP for the six months ended June 30, 2023 and 2022, respectively.

Warrants – The following table summarizes the warrants issued and outstanding as of June 30, 2023:

Warrants Issued and Outstanding as of June 30, 2023
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable Warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding (Unaudited)				850,000

Stock Options – We recorded stock option expense of $490,159 and $379,168 for the six months ended June 30, 2023 and 2022, respectively. The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2022	3,179,388	$1.17 — $23.20	$3.23
Granted	152,500	$5.50	$5.50
Exercised	(63,166)	$1.51 — $3.98	$1.83
Cancelled/Forfeited	(22,083)	$1.51 — $21.20	$13.87
Outstanding at June 30, 2023 (Unaudited)	3,246,639	$1.17 — $23.20	$3.29

Deferred Stock Units – Effective September 1, 2019, nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”). The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the six months ended June 30, 2023, we granted 3,245 DSUs and recorded director compensation expense of $19,865 related to the grants. In addition, during the six months ended June 30, 2023, we granted 14,089 DSUs to executive employees and recorded compensation expense of $85,286, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees.

During the six months ended June 30, 2022, we granted 3,610 DSUs and recorded director compensation expense of $19,280 related to the grants. In addition, during the six months ended June 30, 2022, we granted 8,170 DSUs to executive employees and recorded compensation expense of $146,053, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees. We had 228,749 and 211,415 DSUs outstanding at June 30, 2023 and December 31, 2022, respectively.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss) applicable to common stockholders	$(886,581)	$1,150,231	$(2,910,634)	$(1,034,078)
Denominator:
Weighted average common shares outstanding, basic	19,962,031	19,278,730	19,946,954	19,261,775
Effect of dilutive common shares	—	2,070,091	—	—
Weighted average common shares outstanding, diluted	19,962,031	21,348,821	19,946,954	19,261,775
Net income (loss) per share:
Basic	$(0.04)	$0.06	$(0.15)	$(0.05)
Diluted	$(0.04)	$0.05	$(0.15)	$(0.05)
Anti-dilutive securities excluded from diluted net income (loss) per share:
Stock options	323,657	638,157	323,657	375,657
Warrants	—	—	—	—
Total anti-dilutive securities excluded from net income (loss) per share	323,657	638,157	323,657	375,657

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

Business Overview

We are a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables. We also provide information and data that tracks and reports the detailed transactional and environmental results of our services and provides actionable data to improve business operations. The data we generate also enables our customers to address their business, sustainability, environmental, social and governance goals and responsibilities.

Our revenue is primarily generated from fees charged for our collection, transfer, disposal and services for both solid waste and recyclable materials and from sales of recyclable materials. In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid, as well as minor ancillary services.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of QRHC and QRMG (collectively, “we,” “us,” “our,” or “our company”).

Three and Six Months Ended June 30, 2023 and 2022 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue	$74,497,295	$76,904,788	$148,610,998	$148,426,956
Cost of revenue	60,992,466	62,236,397	122,476,410	122,510,150
Gross profit	13,504,829	14,668,391	26,134,588	25,916,806
Operating expenses:
Selling, general, and administrative	9,212,270	9,298,367	18,629,706	18,642,829
Depreciation and amortization	2,452,258	2,470,390	4,877,102	4,835,252
Total operating expenses	11,664,528	11,768,757	23,506,808	23,478,081
Operating income	1,840,301	2,899,634	2,627,780	2,438,725
Interest expense	(2,556,103)	(1,588,827)	(4,999,131)	(3,145,412)
Income (loss) before taxes	(715,802)	1,310,807	(2,371,351)	(706,687)
Income tax expense	170,779	160,576	539,283	327,391
Net income (loss)	$(886,581)	$1,150,231	$(2,910,634)	$(1,034,078)

Three and Six Months Ended June 30, 2023 compared to Three and Six Months Ended June 30, 2022

Global Economic Trends

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the quarter ended June 30, 2023, revenue was $74.5 million, a decrease of $2.4 million, or 3.1%, compared to $76.9 million for the quarter ended June 30, 2022. For the six months ended June 30, 2023, revenue was $148.6 million, an increase of $0.2 million, or 0.1%, compared to $148.4 million for the six months ended June 30, 2022.

The decrease for the quarter was primarily due to an approximately $3 million decrease in recyclable materials revenues and also due to an approximately $5 million decrease in revenues from a certain 2021 acquisition. These declines were offset by an overall strong increase in demand for non-recyclable materials services from both new and continuing customers resulting in almost $6 million in additional revenues.

For the six months ended June 30, 2023, revenues were mostly flat as an approximately $11 million increase in overall demand for non-recyclable materials services from both new and continuing customers were almost fully offset by an approximately $5 million decrease in recyclable materials revenues and declines in revenues from a certain 2021 acquisition.

Cost of Revenue/Gross Profit

Cost of revenue decreased $1.2 million to $61.0 million for the quarter ended June 30, 2023 from $62.2 million for the quarter ended June 30, 2022. Cost of revenue remained flat at $122.5 million for the six months ended June 30, 2023 compared to $122.5 million for the six months ended June 30, 2022. The changes were primarily due to the same reasons impacting the decrease in revenue.

Gross profit for the quarter ended June 30, 2023 was $13.5 million, a decrease of $1.2 million, compared to $14.7 million for the quarter ended June 30, 2022. The gross profit margin was 18.1% for the quarter ended June 30, 2023 compared to 19.1% for the same quarter of 2022. Gross profit for the six months ended June 30, 2023 was $26.1 million, compared to $25.9 million for the six months ended June 30, 2022. The gross profit margin was 17.6% for the six months ended June 30, 2023, compared to 17.5% for the six months ended June 30, 2022. The changes in gross profit and gross profit margin percentage for the quarter were primarily due to the net effect of the impact of increased services from certain new and continuing customers, change in the mix of services and relative gross profit margins from new and acquired customer base, reduced operations at certain other customers, and changes in values for recyclable materials.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recyclable materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, price changes for recyclable materials, the cost and mix of subcontracted services provided in any one reporting period, and the timing of acquisitions and integration. Volumes of waste and recycling materials generated by our customers is impacted period to period based on several factors including their production or sales levels, demand of their product or services in the market, supply chain reliability, and labor force stability, among other business factors.

Operating Expenses

Operating expenses were $11.7 million and $11.8 million for the quarters ended June 30, 2023 and 2022, respectively. Operating expenses were $23.5 million and $23.5 million for the six months ended June 30, 2023 and 2022, respectively.

Selling, general, and administrative expenses were $9.2 million and $9.3 million for the quarters ended June 30, 2023 and 2022, respectively, a slight decrease of $(86,097). The decrease primarily relates to a $0.3 million reduction in professional fees and a $0.1 million reduction in bad debt expense mostly offset by increases in labor related expenses. Selling, general, and administrative expenses were $18.6 million and $18.6 million for the six months ended June 30, 2023 and 2022, respectively. Expenses remained flat primarily due to $0.9 million reductions in professional fees and $0.2 million reduction in bad debt expense mostly offset by a $0.9 million increase in labor related expenses.

Operating expenses for the quarters ended June 30, 2023 and 2022 included depreciation and amortization of $2.5 million and $2.5 million, respectively. Operating expenses for the six months ended June 30, 2023 and 2022 included depreciation and amortization of $4.9 million and $4.8 million, respectively.

Interest expense was $2.6 million and $1.6 million for the quarters ended June 30, 2023 and 2022, respectively, an increase of approximately $1.0 million. Interest expense was $5.0 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively, an increase of approximately $1.9 million. The increase is primarily due to increases in base interest rates which is partially offset by reduced borrowings from a voluntary paydown in the term loan in the quarter ended June 30, 2023. We are amortizing debt issuance costs of $3.3 million and OID of $2.2 million to interest expense over the life of the related debt arrangements as discussed in Note 8 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income tax of $170,779 and $160,576 for the quarters ended June 30, 2023 and 2022, respectively. We recorded a provision for income tax of $539,283 and $327,391 for the six months ended June 30, 2023 and 2022, respectively. The provision for income tax is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all our deferred tax assets (“DTAs”) as of both June 30, 2023 and December 31, 2022. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Income (Loss)

Net loss for the three months ended June 30, 2023 was $(0.9) million compared to net income of $1.2 million for the three months ended June 30, 2022. Net loss for the six months ended June 30, 2023 was $(2.9) million compared to net loss of $(1.0) for the six months ended June 30, 2022. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integration.

Income (Loss) per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.04) for the quarter ended June 30, 2023 compared to net income per basic and diluted share of $0.06 and $0.05, respectively, for the quarter ended June 30, 2022. Net loss per basic and diluted share attributable to common stockholders was $(0.15) and $(0.05) for the six months ended June 30, 2023 and 2022, respectively.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.0 million for the three months ended June 30, 2023. The basic and diluted weighted average number of shares of common stock outstanding were approximately 19.3 million and 21.3 million, respectively, for the three months ended June 30, 2022. The basic and diluted weighted average number of shares of common stock outstanding were approximately 19.9 million and 19.3 million for the six months ended June 30, 2023 and 2022, respectively.

Adjusted EBITDA

For the three months ended June 30, 2023, Adjusted EBITDA, a non-GAAP financial measure, decreased (23.3)%to $5.0 million from $6.6 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, Adjusted EBITDA decreased (12.4)% to $9.0 million from $10.3 million for the same period in 2022.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP. For the three and six months ended June 30, 2023, other adjustments included severance and project costs as well as certain administrative fees related to borrowings. For the three and six months ended June 30, 2022, other adjustments included recruiting costs, project costs and certain administrative costs related to borrowings.

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income (loss)	$(886,581)	$1,150,231	$(2,910,634)	$(1,034,078)
Depreciation and amortization	2,538,972	2,549,979	5,047,939	4,987,188
Interest expense	2,556,103	1,588,827	4,999,131	3,145,412
Stock-based compensation expense	362,319	326,894	660,750	585,532
Acquisition, integration and related costs	174,691	668,047	652,290	1,973,982
Other adjustments	116,449	113,017	30,855	308,876
Income tax expense	170,779	160,576	539,283	327,391
Adjusted EBITDA	$5,032,732	$6,557,571	$9,019,614	$10,294,303

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, was $1.5 million for the three months ended June 30, 2023, compared with $4.0 million for the three months ended June 30, 2022. Adjusted net income was $2.1 million for the six months ended June 30, 2023, compared with $5.3 million for the six months ended June 30, 2022. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2023 and 2022 are calculated as follows:

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Reported net income (loss) (a)	$(886,581)	$1,150,231	$(2,910,634)	$(1,034,078)
Adjustments:
Amortization of intangibles (b)	2,221,909	2,221,364	4,443,604	4,395,819
Acquisition, integration and related costs (c)	174,691	668,047	652,290	1,973,982
Other adjustments (d)	—	—	(76,326)	—
Adjusted net income	$1,510,019	$4,039,642	$2,108,934	$5,335,723

Diluted earnings per share:
Reported net income (loss)	$(0.04)	$0.05	$(0.15)	$(0.05)
Adjusted net income	$0.07	$0.19	$0.10	$0.25

Weighted average number of common shares outstanding:
Diluted (e)	22,036,949	21,348,821	22,100,614	21,541,344

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustments to earn-out fair value
(e) Reflects adjustment for dilution as adjusted net income is positive

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had $3.0 million and $9.6 million in cash and cash equivalents, respectively. Working capital was $10.5 million and $19.7 million as of June 30, 2023 and December 31, 2022, respectively. As part of our working capital management and in light of increasing interest rates, we made a $5.0 million prepayment toward our variable rate debt in the quarter ended June 30, 2023, utilizing excess cash. We made an additional prepayment of $2.0 million in July 2023.

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

We believe our existing cash and cash equivalents of $3.0 million, our borrowing availability under our $25.0 million ABL Facility (as defined and discussed in Note 8 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2023 and 2022.

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.3 million for the six months ended June 30, 2023 compared with net cash used in by operating activities of $(3.8) million for the six months ended June 30, 2022.

Net cash provided by operating activities for the six months ended June 30, 2023 related primarily to the net effect of the following:

•
net loss of $(2.9) million;
•
non-cash items of $6.9 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash provided by the net change in operating assets and liabilities of $2.4 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Our business, including revenue, operating expenses, and operating margins, may vary depending on the blend of services we provide to our customers, the terms of customer contracts, recyclable materials contracts, and our business volume levels. Fluctuations in net accounts receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers, and the inception, increase, modification, or termination of customer relationships. Our operating activities may require additional cash in the future from our debt facilities and/or equity financings depending on the level of our operations.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 was $(0.8) million. Cash used in investing activities for the six months ended June 30, 2022 was $(3.9) million and primarily related to the $3.1 million net purchase of the assets of a northeast-based independent environmental services company on February 10, 2022. Other investing activities are primarily from purchases of property and equipment and intangible assets such as software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $(12.1) million, primarily from net repayments of $(6.8) million on our ABL Facility and $(5.5) million repayment of long-term debt. Net cash provided by financing activities for the six months ended June 30, 2022 was $3.4 million, primarily from borrowings of $3.5 million from the Credit Agreement with Monroe Capital used to finance the February 2022 acquisition of an independent environmental services company. See Note 8 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

We made an additional $2.0 million principal payment on our Monroe Capital credit facility in July 2023.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the six months ended June 30, 2023 and 2022. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. Other than the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) as discussed in Note 2 to our condensed consolidated financial statements, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 10, 2023, the Compensation Committee of the Board (the “Committee”) approved certain changes in the compensation program for non-employee directors of the Company. Effective as of August 16, 2023, each non-employee director will receive an annual cash retainer equal to $40,000, paid monthly (previously $37,474), and, in addition to such annual retainer: the non-employee Chairman of the Board will continue to receive an annual cash retainer equal to $173,040 per year (unchanged from the current fee schedule); the non-employee Chair of the Audit Committee will receive a $15,000 retainer per year (previously $8,517 per year); the non-employee Chair of the Compensation Committee will receive a $10,000 retainer per year (previously $5,678 per year); the non-employee Chair of the Nominations and Corporate Governance Committee will receive a $7,500 retainer per year (previously $2,839 per year); the non-employee Chair of the Strategic Planning Committee will receive a $10,000 retainer per year (previously $5,678 per year); the non-Chair members of the Audit Committee will each receive a $7,500 retainer per year (previously $2,271 per year); the non-Chair members of the Compensation Committee will each receive a $5,000 retainer per year (previously $1,703 per year); the non-Chair members of the Nominations and Corporate Governance Committee will each receive a $3,750 retainer per year (previously $1,136 per year); and the non-Chair members of the Strategic Planning Committee will each receive a $5,000 retainer per year (previously $1,703 per year). The non-employee directors will also receive an annual equity retainer equal to $75,000, to be paid in the form of RSUs subject to one-year vesting terms.

In addition, in connection with increased responsibilities related to setting and implementing Company strategy, the Committee approved an additional monthly cash retainer for Mr. Friedberg equal to $10,000 per month, with such additional retainer to be subject to the Committee’s periodic review.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 14, 2023	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: August 14, 2023	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer