Form 10-Q
period 2023-09-30
Quest Resource Holding Corp
filed 2023-11-14
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 20,059,947 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$870,233	$9,563,709
Accounts receivable, less allowance for doubtful accounts of $2,357,345 and $2,176,010 as of September 30, 2023 and December 31, 2022, respectively	49,932,053	45,891,144
Prepaid expenses and other current assets	2,745,946	2,310,423
Total current assets	53,548,232	57,765,276

Goodwill	84,258,206	84,258,206
Intangible assets, net	27,767,759	33,556,340
Property and equipment, net, and other assets	4,865,721	5,911,227
Total assets	$170,439,918	$181,491,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,916,726	$32,207,461
Other current liabilities	2,497,832	4,688,605
Current portion of notes payable	1,158,800	1,158,800
Total current liabilities	44,573,358	38,054,866

Notes payable, net	56,786,013	70,572,891
Other long-term liabilities	1,395,607	1,724,244
Total liabilities	102,754,978	110,352,001

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,959,677 and 19,696,006 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	19,960	19,696
Additional paid-in capital	175,383,223	173,876,319
Accumulated deficit	(107,718,243)	(102,756,967)
Total stockholders’ equity	67,684,940	71,139,048
Total liabilities and stockholders’ equity	$170,439,918	$181,491,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$70,425,425	$73,358,293	$219,036,423	$221,785,249
Cost of revenue	57,995,192	61,174,960	180,471,602	183,685,111
Gross profit	12,430,233	12,183,333	38,564,821	38,100,138
Operating expenses:
Selling, general, and administrative	9,620,114	9,332,721	28,249,820	27,975,550
Depreciation and amortization	2,341,581	2,473,339	7,218,683	7,308,591
Total operating expenses	11,961,695	11,806,060	35,468,503	35,284,141
Operating income	468,538	377,273	3,096,318	2,815,997
Interest expense	(2,408,076)	(1,911,989)	(7,407,207)	(5,057,400)
Loss before taxes	(1,939,538)	(1,534,716)	(4,310,889)	(2,241,403)
Income tax expense	111,104	151,619	650,387	479,011
Net loss	$(2,050,642)	$(1,686,335)	$(4,961,276)	$(2,720,414)

Net loss applicable to common stockholders	$(2,050,642)	$(1,686,335)	$(4,961,276)	$(2,720,414)
Net loss per share applicable to common shareholders
Basic	$(0.10)	$(0.09)	$(0.25)	$(0.14)
Diluted	$(0.10)	$(0.09)	$(0.25)	$(0.14)
Weighted average number of common shares outstanding
Basic	20,059,528	19,368,192	19,984,890	19,297,636
Diluted	20,059,528	19,368,192	19,984,890	19,297,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31 2022	19,696,006	$19,696	$173,876,319	$(102,756,967)	$71,139,048
Stock-based compensation	—	—	298,431	—	298,431
Stock option exercises	28,166	28	62,520	—	62,548
Net loss	—	—	—	(2,024,053)	(2,024,053)
Balance, March 31, 2023	19,724,172	19,724	174,237,270	(104,781,020)	69,475,974
Stock-based compensation	—	—	362,319	—	362,319
Stock option exercises	35,000	35	52,815	—	52,850
Shares issued for Employee Stock Purchase Plan options	22,888	23	106,979	—	107,002
Net loss	—	—	—	(886,581)	(886,581)
Balance, June 30, 2023	19,782,060	19,782	174,759,383	(105,667,601)	69,111,564
Stock-based compensation	—	—	288,563	—	288,563
Stock option exercises	177,617	178	335,277	—	335,455
Net loss	—	—	—	(2,050,642)	(2,050,642)
Balance, September 30, 2023	19,959,677	$19,960	$175,383,223	$(107,718,243)	$67,684,940

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2021	19,045,988	$19,046	$170,318,199	$(96,708,981)	$73,628,264
Stock-based compensation	—	—	258,638	—	258,638
Net loss	—	—	—	(2,184,309)	(2,184,309)
Balance, March 31, 2022	19,045,988	19,046	170,576,837	(98,893,290)	71,702,593
Stock-based compensation	—	—	326,894	—	326,894
Stock option exercises	53,465	53	92,375	—	92,428
Shares issued for Employee Stock Purchase Plan options	17,720	18	76,648	—	76,666
Net income	—	—	—	1,150,231	1,150,231
Balance, June 30, 2022	19,117,173	19,117	171,072,754	(97,743,059)	73,348,812
Stock-based compensation	—	—	412,715	—	412,715
Release of deferred stock units	28,650	29	(29)	—	—
Stock option exercises	145,102	145	307,274	—	307,419
Net loss	—	—	—	(1,686,335)	(1,686,335)
Balance, September 30, 2022	19,290,925	$19,291	$171,792,714	$(99,429,394)	$72,382,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,961,276)	$(2,720,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	645,047	571,738
Amortization of intangibles	6,840,559	6,969,692
Amortization of debt issuance costs and discounts	875,385	978,386
Provision for doubtful accounts	1,210,179	1,143,757
Stock-based compensation	949,313	998,247
Changes in operating assets and liabilities:
Accounts receivable	(5,251,088)	(13,079,923)
Prepaid expenses and other current assets	(435,523)	(1,110,912)
Security deposits and other assets	195,634	(850,290)
Accounts payable and accrued liabilities	8,747,102	3,076,785
Other liabilities	(2,147,507)	(295,959)
Net cash provided by (used in) operating activities	6,667,825	(4,318,893)
Cash flows from investing activities:
Purchase of property and equipment	(204,915)	(627,216)
Purchase of intangible assets	(1,051,978)	(631,615)
Acquisition, net of cash acquired	—	(3,137,758)
Net cash used in investing activities	(1,256,893)	(4,396,589)
Cash flows from financing activities:
Proceeds from credit facilities	63,672,337	59,023,146
Repayments of credit facilities	(70,514,967)	(54,353,819)
Proceeds from long-term debt	—	3,500,000
Repayments of long-term debt	(7,819,633)	(1,124,774)
Proceeds from shares issued for Employee Stock Purchase Plan	107,002	76,666
Proceeds from stock option exercises	450,853	399,847
Debt issuance costs	—	(139,550)
Net cash provided by (used in) financing activities	(14,104,408)	7,381,516
Net decrease in cash and cash equivalents	(8,693,476)	(1,333,966)
Cash and cash equivalents at beginning of period	9,563,709	8,427,858
Cash and cash equivalents at end of period	$870,233	$7,093,892

Supplemental cash flow information:
Cash paid for interest	$6,575,490	$3,918,191
Cash paid for income taxes, net	$328,098	$359,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company and Description of Business

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), Quest Sustainability Services, Inc. (“QSS”), and Sequoia Waste Management Solutions, LLC (“Sequoia”) (collectively, “we,” “us,” or “our company”). The subsidiaries RWS Facility Services, LLC (“RWS”) and Sustainable Solutions Group (“SSG”) were merged into Quest in 2023 and were subsequently dissolved as separate legal entities.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2023 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2022 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, QSS, and Sequoia each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Beginning balance	$2,095,947	$1,728,974	$2,176,010	$840,522
Bad debt expense	639,820	411,802	1,210,179	1,143,757
Uncollectible accounts written off, net of recoveries	(378,422)	(63,129)	(1,028,844)	93,368
Ending balance	$2,357,345	$2,077,647	$2,357,345	$2,077,647

5. Property and Equipment, Net, and Other Assets

At September 30, 2023 and December 31, 2022, property and equipment, net, and other assets consisted of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Property and equipment, net of accumulated depreciation of $3,085,471 and $2,499,797 as of September 30, 2023 and December 31, 2022, respectively	$2,237,547	$2,623,704
Right-of-use operating lease assets	1,998,975	2,385,870
Security deposits and other assets	629,199	901,653
Property and equipment, net, and other assets	$4,865,721	$5,911,227

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended September 30, 2023 was $150,594, including $96,086 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts and was $645,047 for the nine months ended September 30, 2023, including $266,923 of depreciation expense reflected within “Cost of revenue.” Depreciation expense for the three months ended September 30, 2022 was $201,345, including $80,903 of depreciation expense reflected within “Cost of revenue,” and was $571,738 for the nine months ended September 30, 2022, including $232,839 reflected in “Cost of revenue.”

We recorded right-of-use operating lease assets related to our office leases in accordance with ASC 842. Refer to Note 9, Leases for additional information.

6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

September 30, 2023 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$15,696,355	$23,553,645
Software	7 years	3,651,144	1,716,339	1,934,805
Trademarks	7 years	2,019,612	585,858	1,433,754
Non-compete agreements	3 years	2,250,000	1,404,445	845,555
Total finite lived intangible assets		$47,170,756	$19,402,997	$27,767,759

December 31, 2022	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$9,808,855	$29,441,145
Software	7 years	2,609,374	1,541,500	1,067,874
Trademarks	7 years	2,009,403	370,137	1,639,266
Non-compete agreements	3 years	2,250,000	841,945	1,408,055
Total finite lived intangible assets		$46,118,777	$12,562,437	$33,556,340

September 30, 2023 (Unaudited) and December 31, 2022	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$84,258,206

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $2.3 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to finite lived intangible assets was $6.8 million and $7.0 million for the nine months ended September 30, 2023 and 2022, respectively.

We have no indefinite-lived intangible assets other than goodwill. $69.2 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2023 with no impairment recorded.

7. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Accounts payable	$37,120,877	$28,744,858
Accrued taxes	963,580	331,936
Employee compensation	1,709,313	1,812,028
Operating lease liabilities - current portion	493,048	489,938
Miscellaneous	629,908	828,701
	$40,916,726	$32,207,461

Refer to Note 9, Leases for additional disclosure related to the operating lease liabilities.

The components of Other current liabilities were as follows:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Deferred consideration - earn-out	$680,502	1,957,255
Deferred revenue	1,817,330	2,731,350
	$2,497,832	$4,688,605

We made a $1.2 million earn-out payment in the first quarter of 2023 related to an acquisition.

8. Notes Payable

Our debt obligations were as follows:

	Interest	September 30,	December 31,
	Rate (1)	2023	2022
		(Unaudited)
Monroe Term Loan (2)	11.94%	$53,656,156	$61,073,151
Green Remedies Promissory Note (3)	3.00%	1,235,332	1,637,970
PNC ABL Facility (4)	7.47%	5,395,404	12,238,034
Total notes payable		60,286,892	74,949,155
Less: Current portion of long-term debt		(1,158,800)	(1,158,800)
Less: Unamortized debt issuance costs		(1,539,682)	(2,122,715)
Less: Unamortized OID		(211,506)	(288,643)
Less: Unamortized OID warrant		(590,891)	(806,106)
Notes payable, net		$56,786,013	$70,572,891

(1) Interest rates as of September 30, 2023
(2) Bears interest based on SOFR plus Applicable Margin ranging from 5.5% to 7.5%
(3) Stated interest rate of 3.0%
(4) Bears interest based on Adjusted Term SOFR plus a margin ranging from 1.75% to 2.25%

We capitalize financing costs we incur related to implementing our debt arrangements. We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in debt issuance costs.

September 30,
2023

Debt issuance costs, net of accumulated amortization
Balance at December 31, 2022	$2,122,715
Less: Amortization expense	(583,033)
Balance at September 30, 2023 (Unaudited)	$1,539,682

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020, December 7, 2021, August 9, 2022 and December 2, 2022, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $25.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin ranging from 0.75% to 1.25% (no borrowings as of September 30, 2023), or the Adjusted Term SOFR Rate for the interest period in effect plus a margin ranging from 1.75% to 2.25% (7.47% as of September 30, 2023). The maturity date of the revolving credit facility is April 19, 2025. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.

As of September 30, 2023, the ABL Facility borrowing base availability was $21,843,961, of which $5,395,404 principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was subsequently amended on September 3, 2021, December 1, 2021, December 7, 2021, and December 2, 2022, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $53.7 million as of September 30, 2023. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
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

Interest Expense

The amount of interest expense related to borrowings for the three months ended September 30, 2023 and 2022 was $1,915,631 and $1,577,669, respectively. The amount of interest expense related to borrowings for the nine months ended September 30, 2023 and 2022 was $5,944,798 and $4,097,400, respectively. Interest expense related to amortization of debt issuance fees, and debt discount costs as well as interest related to vendor supply chain financing programs totaled $492,445 and $334,320, respectively, for the three months ended September 30, 2023 and 2022. Interest expense related to amortization of debt issuance fees, and debt discount costs as well as interest related to vendor supply chain financing programs totaled $1,462,408 and $960,001, respectively, for the nine months ended September 30, 2023 and 2022.

9. Leases

Our leases are primarily related to office space and are classified as operating leases.

Lease Costs

For the three months ended September 30, 2023 and 2022, we recorded approximately $186,000 and $207,000, respectively, of fixed cost operating lease expense. For the nine months ended September 30, 2023 and 2022, we recorded approximately $561,000 and $669,000, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the nine months ended September 30, 2023 and 2022. We did not obtain any new operating lease right-of-use assets in the nine months ended September 30, 2023.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at September 30, 2023 are de minimis.

	September 30,	December 31,
	2023	2022
Operating leases:	(Unaudited)
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,998,975	$2,385,870

Lease liabilities:
Accounts payable and accrued liabilities	$493,048	$489,938
Other long-term liabilities	1,395,607	1,724,244
Total operating lease liabilities	$1,888,655	$2,214,182

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

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. We had certain management fee contracts accounted for under the net basis method with net revenue of $120,467 and $92,475 for the three months ended September 30, 2023 and 2022, respectively. We had net revenue from management fee contracts accounted for under the net basis revenue method of $277,121 and $392,451 for the nine months ended September 30, 2023 and 2022, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. Two customers accounted for an aggregate of 28.2% of revenue for the three months ended September 30, 2023 and two customers accounted for 21.0% of revenue for the three months ended September 30, 2022. Two customers accounted for an aggregate of 28.1% of revenue for the nine months ended September 30, 2023 and one customer accounted for 14.5% of revenue for the nine months ended September 30, 2022. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue Type:
Services	$67,672,666	$70,895,554	$210,622,181	$213,934,853
Product sales and other	2,752,759	2,462,739	8,414,242	7,850,396
Total revenue	$70,425,425	$73,358,293	$219,036,423	$221,785,249

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

As of September 30, 2023 and December 31, 2022, we had $50,000 and $566,667 of deferred contract costs, respectively. During the three months ended September 30, 2023 and 2022, we amortized $83,333 and $102,500, respectively, of deferred contract costs to selling, general, and administrative expense. During the nine months ended September 30, 2023 and 2022, we amortized $283,333 and $307,500, respectively, of deferred contract costs to selling, general, and administrative expense.

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of September 30, 2023 and December 31, 2022, we had $1,817,330 and $2,731,350, respectively, of deferred revenue which was classified in “Other current liabilities.”

11. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax expense of $650,387 and $479,011 for the nine months ended September 30, 2023 and 2022, respectively, which was attributable to state tax obligations for states with no net operating loss carryforwards, and the continuing reserve against the benefit of net operating loss carryforwards at the federal level.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of September 30, 2023 and December 31, 2022, and we had recorded a valuation allowance of $15,942,000 and $13,999,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, we had federal income tax net operating loss carryforwards of approximately $6,900,000 and $5,600,000, respectively, which expire at various dates ranging from 2034-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 19,959,677 and 19,696,006 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (as amended, the “ESPP”). On May 16, 2023, we issued 22,888 shares to employees for $107,002 under our ESPP for options that vested and were exercised. We recorded expense of $79,993 and $63,369 related to the ESPP for the nine months ended September 30, 2023 and 2022, respectively.

Warrants – The following table summarizes the warrants issued and outstanding as of September 30, 2023:

Warrants Issued and Outstanding as of September 30, 2023
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable Warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding (Unaudited)				850,000

Stock Options – We recorded stock option expense of $664,629 and $730,037 for the nine months ended September 30, 2023 and 2022, respectively. The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2022	3,179,388	$1.17 — $23.20	$3.23
Granted	152,500	$5.50	$5.50
Exercised	(240,783)	$1.17 — $4.08	$1.87
Cancelled/Forfeited	(25,021)	$1.51 — $21.20	$12.89
Outstanding at September 30, 2023 (Unaudited)	3,066,084	$1.17 — $23.20	$3.37

Deferred Stock Units – Nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”). The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the nine months ended September 30, 2023, we granted 4,662 DSUs and recorded director compensation expense of $30,128 related to the grants. In addition, during the nine months ended September 30, 2023, we granted 14,089 DSUs to executive employees and recorded compensation expense of $118,162, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees.

During the nine months ended September 30, 2022, we granted 5,317 DSUs and recorded director compensation expense of $29,211 related to the grants. In addition, during the nine months ended September 30, 2022, we granted 35,201 DSUs to executive employees and recorded compensation expense of $175,629, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees. We had 230,166 and 211,415 DSUs outstanding at September 30, 2023 and December 31, 2022, respectively.

Restricted Stock Units - During the nine months ended September 30, 2023, we granted restricted stock units (“RSUs”) to nonemployee directors as part of their annual board compensation. The RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. During the nine months ended September 30, 2023, we granted 61,056 RSUs and recorded director compensation expense of $56,401 related to the grants. These RSUs were not vested at September 30, 2023.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(2,050,642)	$(1,686,335)	$(4,961,276)	$(2,720,414)
Denominator:
Weighted average common shares outstanding, basic	20,059,528	19,368,192	19,984,890	19,297,636
Effect of dilutive common shares	—	—	—	—
Weighted average common shares outstanding, diluted	20,059,528	19,368,192	19,984,890	19,297,636
Net loss per share:
Basic	$(0.10)	$(0.09)	$(0.25)	$(0.14)
Diluted	$(0.10)	$(0.09)	$(0.25)	$(0.14)
Anti-dilutive securities excluded from diluted net loss per share:
Stock options	68,455	318,157	82,344	318,157
Warrants	—	—	—	—
Total anti-dilutive securities excluded from net loss per share	68,455	318,157	82,344	318,157

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

Three and Nine Months Ended September 30, 2023 and 2022 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue	$70,425,425	$73,358,293	$219,036,423	$221,785,249
Cost of revenue	57,995,192	61,174,960	180,471,602	183,685,111
Gross profit	12,430,233	12,183,333	38,564,821	38,100,138
Operating expenses:
Selling, general, and administrative	9,620,114	9,332,721	28,249,820	27,975,550
Depreciation and amortization	2,341,581	2,473,339	7,218,683	7,308,591
Total operating expenses	11,961,695	11,806,060	35,468,503	35,284,141
Operating income	468,538	377,273	3,096,318	2,815,997
Interest expense	(2,408,076)	(1,911,989)	(7,407,207)	(5,057,400)
Loss before taxes	(1,939,538)	(1,534,716)	(4,310,889)	(2,241,403)
Income tax expense	111,104	151,619	650,387	479,011
Net loss	$(2,050,642)	$(1,686,335)	$(4,961,276)	$(2,720,414)

Three and Nine Months Ended September 30, 2023 compared to Three and Nine Months Ended September 30, 2022

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

Revenue

For the quarter ended September 30, 2023, revenue was $70.4 million, a decrease of $2.9 million, or 4.0%, compared to $73.4 million for the quarter ended September 30, 2022. For the nine months ended September 30, 2023, revenue was $219.0 million, a decrease of $2.7 million, or 1.2%, compared to $221.8 million for the nine months ended September 30, 2022.

The decrease for the quarter was primarily due to an approximately $6 million decrease in revenues at RWS, which was acquired in 2021. These declines were partially offset by an overall strong increase in demand for non-recyclable materials services from both new and continuing customers resulting in approximately $4 million in additional revenues, which includes an approximately $0.4 million negative billing adjustment for a large customer. Recyclable materials revenues decreased approximately $1 million in the quarter compared to the prior year.

For the nine months ended September 30, 2023, revenues declined slightly as an approximately $15.5 million increase in overall demand for non-recyclable materials services from both new and continuing customers were offset by an approximately $7 million decrease in recyclable materials revenues and an approximately $11 million decline in revenues from RWS.

Cost of Revenue/Gross Profit

Cost of revenue decreased $3.2 million to $58.0 million for the quarter ended September 30, 2023 from $61.2 million for the quarter ended September 30, 2022. Cost of revenue decreased $3.2 million to $180.5 million for the nine months ended September 30, 2023 compared to $183.7 million for the nine months ended September 30, 2022. The changes were primarily due to the same reasons impacting the decrease in revenue and also includes an unfavorable adjustment to cost of revenues of approximately $0.5 million related to RWS.

Gross profit for the quarter ended September 30, 2023 was $12.4 million, an increase of $0.2 million, compared to $12.2 million for the quarter ended September 30, 2022. The gross profit margin was 17.7% for the quarter ended September 30, 2023 compared to 16.6% for the same quarter of 2022. Gross profit for the nine months ended September 30, 2023 was $38.6 million, compared to $38.1 million for the nine months ended September 30, 2022. The gross profit margin was 17.6% for the nine months ended September 30, 2023, compared to 17.2% for the nine months ended September 30, 2022. The changes in gross profit and gross profit margin percentage for the quarter were primarily due to the net effect of the impact of increased services from certain new and continuing customers, change in the mix of services and relative gross profit margins from new and acquired customer base, reduced operations at certain other customers, and changes in values for recyclable materials.

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

Operating Expenses

Operating expenses were $12.0 million and $11.8 million for the quarters ended September 30, 2023 and 2022, respectively. Operating expenses were $35.5 million and $35.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Selling, general, and administrative expenses were $9.6 million and $9.3 million for the quarters ended September 30, 2023 and 2022, respectively. Selling, general, and administrative expenses were $28.2 million and $28.0 million for the nine months ended September 30, 2023 and 2022, respectively. Selling, general, and administrative expenses for both the quarter and nine months were mostly flat compared to the prior year periods.

Operating expenses for the quarters ended September 30, 2023 and 2022 included depreciation and amortization of $2.3 million and $2.5 million, respectively. Operating expenses for the nine months ended September 30, 2023 and 2022 included depreciation and amortization of $7.2 million and $7.3 million, respectively.

Interest Expense

Interest expense was $2.4 million and $1.9 million for the quarters ended September 30, 2023 and 2022, respectively, an increase of approximately $0.5 million. Interest expense was $7.4 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $2.3 million. The increase is primarily due to increases in base interest rates which is partially offset by reduced borrowings from voluntary paydowns on the term loan in the first nine months of 2023. We are amortizing debt issuance costs of $3.3 million and OID of $2.2 million to interest expense over the life of the related debt arrangements as discussed in Note 8 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income tax of $111,104 and $151,619 for the quarters ended September 30, 2023 and 2022, respectively. We recorded a provision for income tax of $650,387 and $479,011 for the nine months ended September 30, 2023 and 2022, respectively. The provision for income tax is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all our deferred tax assets (“DTAs”) as of both September 30, 2023 and December 31, 2022. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the quarter ended September 30, 2023 was $(2.1) million compared to net loss of $(1.7) million for the quarter ended September 30, 2022. Net loss for the nine months ended September 30, 2023 was $(5.0) million compared to net loss of $(2.7) million for the nine months ended September 30, 2022. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integration.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.10) and $(0.09)for the quarters ended September 30, 2023 and 2022, respectively. Net loss per basic and diluted share attributable to common stockholders was $(0.25) and $(0.14) for the nine months ended September 30, 2023 and 2022, respectively.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.1 million and 19.4 million for the three months ended September 30, 2023 and 2022, respectively. The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.0 million and 19.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Adjusted EBITDA

For the three months ended September 30, 2023, Adjusted EBITDA, a non-GAAP financial measure, decreased (3.6)% to $3.7 million from $3.8 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Adjusted EBITDA decreased (10.0)% to $12.7 million from $14.1 million for the same period in 2022.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP. For the three and nine months ended September 30, 2023, other adjustments included severance and project costs as well as certain administrative fees related to borrowings. For the three and nine months ended September 30, 2022, other adjustments included severance costs, project costs and certain administrative costs related to borrowings.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net loss	$(2,050,642)	$(1,686,335)	$(4,961,276)	$(2,720,414)
Depreciation and amortization	2,437,667	2,554,242	7,485,606	7,541,430
Interest expense	2,408,076	1,911,989	7,407,207	5,057,400
Stock-based compensation expense	288,563	412,715	949,313	998,247
Acquisition, integration and related costs	374,035	327,308	1,026,325	2,301,424
Other adjustments	141,231	175,581	172,086	484,343
Income tax expense	111,104	151,619	650,387	479,011
Adjusted EBITDA	$3,710,034	$3,847,119	$12,729,648	$14,141,441

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, was $0.5 million for the three months ended September 30, 2023, compared with $0.9 million for the three months ended September 30, 2022. Adjusted net income was $2.7 million for the nine months ended September 30, 2023, compared with $6.2 million for the nine months ended September 30, 2022. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the three and nine months ended September 30, 2023 and 2022 are calculated as follows:

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Reported net loss (a)	$(2,050,642)	$(1,686,335)	$(4,961,276)	$(2,720,414)
Adjustments:
Amortization of intangibles (b)	2,224,210	2,221,669	6,667,814	6,617,488
Acquisition, integration and related costs (c)	374,035	327,308	1,026,325	2,301,424
Other adjustments (d)	1,721	—	(74,605)	—
Adjusted net income	$549,324	$862,642	$2,658,258	$6,198,498

Diluted earnings per share:
Reported net loss	$(0.10)	$(0.09)	$(0.25)	$(0.14)
Adjusted net income	$0.02	$0.04	$0.12	$0.29

Weighted average number of common shares outstanding:
Diluted (e)	22,425,421	21,642,213	22,218,274	21,575,003

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustments to earn-out fair value
(e) Reflects adjustment for dilution as adjusted net income is positive

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had $0.9 million and $9.6 million in cash and cash equivalents, respectively. Working capital was $9.0 million and $19.7 million as of September 30, 2023 and December 31, 2022, respectively. As part of our working capital management and in light of increasing interest rates, we made $7.0 million in prepayments toward our variable rate debt in the first nine months of 2023, utilizing excess cash.

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

We believe our existing cash and cash equivalents of $0.9 million, our borrowing availability under our $25.0 million ABL Facility (as defined and discussed in Note 8 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the nine months ended September 30, 2023 and 2022.

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.7 million for the nine months ended September 30, 2023 compared with net cash used in operating activities of $(4.3) million for the nine months ended September 30, 2022.

Net cash provided by operating activities for the nine months ended September 30, 2023 related primarily to the net effect of the following:

•
net loss of $(5.0) million;
•
non-cash items of $10.5 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash provided by the net change in operating assets and liabilities of $1.1 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 was $(1.3) million. Cash used in investing activities for the nine months ended September 30, 2022 was $(4.4) million and primarily related to the $3.1 million net purchase of the assets of a northeast-based independent environmental services company on February 10, 2022. Other investing activities are primarily from purchases of property and equipment and intangible assets such as software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $(14.1) million, primarily from net repayments of $(6.8) million on our ABL Facility and $(7.8) million repayment of long-term debt. Net cash provided by financing activities for the nine months ended September 30, 2022 was $7.4 million, primarily from net borrowings of $4.7 million on our ABL Facility and borrowings of $3.5 million from the Credit Agreement with Monroe Capital used to finance the February 2022 acquisition of an independent environmental services company. See Note 8 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the nine months ended September 30, 2023 and 2022. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. Other than the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) as discussed in Note 2 to our condensed consolidated financial statements, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1†	Form of Quest Resource Holding Corporation Restricted Stock Unit Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 14, 2023	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: November 14, 2023	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer