Form 10-K
period 2023-12-31
Quest Resource Holding Corp
filed 2024-03-12
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of such shares as quoted on the NASDAQ Stock Market on June 30, 2023 was $76,669,841. For purposes of this computation, all officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024, was 20,171,400.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained or incorporated herein by reference in this Annual Report on Form 10-K, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “ targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the Securities and Exchange Commission (the “SEC”).

Specific forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that our recycling services are comprehensive, innovative, and cost effective; our belief that a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth; our belief that we are not exposed to significant currency or credit risks arising from our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, and notes payable; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business; our plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider industry-leading collection, processing, and data reporting; our plan to expand the types of waste streams and recyclables covered by our services; our plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry; our plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value; our intention to continue to enhance the comprehensive, one-stop recycling services that we provide for the waste streams and recyclables produced by our business customers; our intention to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals; our intention to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and a national footprint that we believe provides us with competitive advantages in expanding our customer base; our intention to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns; our expectation that the recycling industry will continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills; our expectation that the Environmental Protection Agency (“EPA”) and state and local governments will continue the present trend of restricting the amount of potentially recyclable material bound for landfills; our belief that governmental restrictions, along with the economic value of recyclables, may create additional opportunities as proper disposal of materials becomes more specialized; our goal to be a leading environmental services company; the key elements of our strategy to achieve our goal; our plans to continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers; our belief that there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information; our plan to increase our sales and marketing efforts; our strategic goal to continue to diversify our customer base; our intention to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations; our plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses; our belief that this strategy results in a scalable business model; our expectations regarding capital expenditures; our plan to increase our recycling and waste services business; our expectations regarding our capital requirements and the uses of such capital; our plan to continue to expand our work force to continue to enhance our business and operating results; our belief that there is significant competition for qualified personnel with the skills and knowledge that we require; our expectation that we will enter into strategic alliances; our plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities; our acquisition strategy; our intent to further acquire other businesses; our belief that we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects; our belief that we are regarded as an attractive acquirer; our intention to issue additional securities pursuant to our equity incentive plan and our employee stock purchase plan may issue equity or convertible securities in the future; our plan to retain any future earnings to finance our operations and growth plans; and our belief that our existing cash and cash equivalents, available borrowing under our credit facility, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions and the potential effect of inflationary pressures on our costs of doing business; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

PART I

ITEM 1. BUSINESS

Overview

Quest Resource Holding Corporation (“Quest”, “the Company”, “our company,” “we,” “us” and “our”) is a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables to maximize resource utilization. Our programs and services enable our customers to address their business, sustainability and Environmental, Social and Governance (“ESG”) goals and responsibilities.

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, better manage their disposal and total operating costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their business and environmental goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box retailers, including grocers and other specialty retailers; transportation, logistics, and fleet operators; manufacturing and industrial facilities; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; multi-family and commercial properties; restaurant chains and food operations; malls and shopping centers; and construction and demolition projects. We currently concentrate on programs for recycling cardboard, pallets, wood waste, metal, glass, motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

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

Industry Overview

The waste and recycling market in North America was approximately $200 billion in 2019 according to Allied Market Research and is greatly driven by the solid waste collection and disposal business. The size of the recycling industry has increased in recent years and is expected to continue to increase as environmental concerns increase, landfill space decreases, businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills, and businesses are subject to increased expectations to exhibit and report on their environmental actions and impact. ESG reporting requirements have driven demand for comprehensive and reliable data. Although society and industry have increased the awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase. Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. There is recognition by U.S. public agencies, businesses, and consumers that many items deposited in landfills have commodity value or usability as material for new products. Improvements in recycling and reuse technologies and efficient secondary markets for recycled commodities have made recycling a cost-attractive alternative.

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

Our Strategy

Our goal is to be a leading environmental services company. Key elements of our strategy to achieve our goal include the following:

•
Offer Complete Waste and Recycling Services. We intend to continue to enhance the comprehensive, one-stop services that we provide for the waste streams and recyclables produced by our business customers.
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
•
Pursue Strategic Acquisitions. We plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their reputation with customers, and the suitability of their locations. We believe we are regarded as an attractive acquiror because of (1) our historical performance of successfully developing, servicing and growing customer relationships; (2) the experience and reputation of our management team within the industry; (3) our ability to bring our vendor network to service accounts; (4) our ability to integrate customer service, invoicing, accounting and other financial functions into our company, which generally enables the management of an acquired company to continue their involvement in the combined company by focusing on existing and new customers; (5) the ability of management and employees of acquired companies to participate in our potential growth and expansion through a combination of stock ownership, performance linked incentives, and career advancement opportunities; and (6) the ability to offer liquidity to the owners of acquired companies through the receipt of common stock or cash.
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
•
Expand the Types of Materials Covered by our Services. We plan to expand the types of waste streams and recyclables covered by our services. To date, our revenue has been generated primarily from our solutions for used oil, oil filters, scrap tires, grease and cooking oil, solid waste, food waste, metals, cardboard, and regulated materials. We believe that we can provide value to our business customers by servicing a larger portion of disposable and recyclable materials, including additional niche waste streams.
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
•
Pursue Strategic Technologies and Processes. We plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value. We will leverage artificial intelligence (AI), the internet-of-things (IOT), and other leading technologies to improve our customers’ experience, enhance the gathering and analysis of data for better business insights, and automate processes to improve scalability and efficiencies. The application of technologies across our value chain will help maximize the development of all our strategic initiatives.

Our Environmental Services

Waste and Recycling Services

We provide businesses across multiple industry sectors with a single source service solution for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations. In addition, we help customers to safely transport, treat, and dispose of a full spectrum of non-recyclable regulated and non-regulated waste.

We provide a single point of contact for managing the wide variety of disposables and recyclables produced. Our services can help our customers better manage their operational expenses, maximize the value of their recyclable commodities, comply with federal, state and local regulations, and help them foster environmental stability and sustainability.

We can provide disposal and recycling services for virtually all forms of solids and liquids, with our current services being primarily related to cardboard, paper, metals, used motor oil, oil filters, scrap tires, plastics, grease, cooking oil, food waste, expired food products, glass, industrial cleaning (separator cleaning and tank cleaning), construction debris, universal waste (batteries, mercury, lights), regulated waste, and electronic devices.

Our value proposition to our business customers is simple. We seek to

•
ensure our customers can focus on their core businesses instead of waste disposal and recycling;
•
provide cost-effective choices that improve overall operational economics and maximize the value of recyclable commodities;
•
help our customers with flexible programs that work toward operational efficiencies, sustainability and ESG initiatives by lowering the percentage of the waste streams that must be disposed of in landfills and providing the necessary data to report accurate and complete results;
•
assist our customers with liability protection and services to assist with environmental compliance; and
•
provide our customers with a centralized point of contact with the convenience of 24/7/365 support.

Many waste materials (such as scrap metal, cardboard, plastics, used cooking oil, and automotive fluids) have commodity value that can be recovered and converted into new products and resources. Recovering valuable materials is a key factor in lower-waste and zero-waste initiatives and presents a profitable opportunity for businesses. The recovery of valuable materials is a strong motivator to educate businesses and consumers about proper disposal.

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

We provide certain industries and businesses with specialized services, such as the following:

•
Solid Waste. We offer solid waste collection to solidify our position as a one-stop shop for existing and prospective customers. The solid waste business provides incremental revenue streams, rounds out our offerings, and provides opportunities to expand into other specialized services.
•
Automotive, Fleet and Industry Services. We provide a selection of services that include the handling of scrap tires, HDPE plastics, used oil, used oil filters, parts cleaners, paint wastes, industrial fluids, used antifreeze, regulated waste, wastewater, and spent chemicals. We also offer antifreeze and windshield washer fluid products for business use or resale.
•
Food/Organic Waste. We provide recycling programs that focus on the highest use of food waste according to the EPA’s Food Recovery Hierarchy. Our programs focus on various types of food facilities (grocers, manufacturers, distributors, etc.) to capture the maximum amount of food and other organic waste material and to use the most valuable recovery process available to meet their business and sustainability goals. Our program offers a variety of options to meet those goals, including waste reduction, animal feed, waste-to-energy, and compost/land application/soil treatment.
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

Data and Reporting

Government regulations for waste and recycling are extensive and complex, making reporting and documentation central components of our value to customers. The wide variety of recycling and waste services, volumes, diversion data, and related documents are organized in a cloud-based, centralized data collection providing operational insight, environmental tracking, and flexible reporting. ESG and sustainability initiatives are further driving the need for accurate and complete data of waste materials and the associated operations. We will continue to leverage new technologies and processes to advance our data and reporting capabilities to meet the evolving needs of our customers.

Sales and Marketing

We market our services throughout the United States primarily through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on emphasizing the benefits of our nationwide, one-stop, comprehensive service offerings and the ability to improve overall operational economics, maximize the value of their recyclable commodities, and foster the benefits of environmental sustainability. We plan to continue to increase our sales and marketing efforts.

We have targeted various industries for marketing our sustainability services. Some of the industries that we target are as follows:

•
Automotive
o
Retail service providers (car dealerships, tire dealerships, quick lubes, aftermarket automotive parts and accessories retailers, automotive service franchises, car washes)
o
Car and equipment rental companies
•
Industrial/Manufacturing
o
Food and beverages
o
Machinery and equipment
o
Chemicals and lubricants
•
Distribution and Logistics
o
Trucking and fleet
o
Warehouses and distribution centers
•
Hospitality and Retail
o
Grocers
o
Big box
o
Specialty
o
Restaurants
o
Hotels
•
Property Management
o
Commercial
o
Malls and shopping centers
o
Multi-family
•
Construction and Demolition

Customers

We generally enter into multi-year contracts with our customers that are designed to provide us with recurring monthly revenue. These contracts structure our revenue primarily in three ways: fixed fee, contracted pricing, or revenue from the sale of commodities.

Our business depends to a significant extent on revenue from our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. Two customers accounted for 29% of our revenue for the year ended December 31, 2023, and two customers accounted for 24% of our revenue for the year ended December 31, 2022.

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

Scope of Competitors’ Services

Our services address a broad and comprehensive scope of materials such as cardboard, pallets, plastics, metals, solid waste, motor oil, scrap tires, grease, meat, organics, regulated and hazardous waste, and construction debris. Most of our competitors specialize in only one or a few of these service areas. In delivering our services, we have subcontracted at times to our competitors, thereby utilizing them as our subcontractors.

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

Equipment and Installation

We currently pursue an “asset light” strategy that utilizes third-party subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. While we own a limited amount of compacting and other service equipment, we do not own significant recycling or waste management assets, such as trucks, processing facilities or landfills, or have a significant number of employees devoted to in-the-field recycling operations. Instead, our asset light strategy allows us to leverage the entire market of available facilities, equipment and processes to meet our customers’ needs. We maintain strong relationships with a multitude of subcontractors, leveraging as many as 1,900 or more at any given time to service our customer base. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best cost of service, and reduces our capital expenditures and working capital requirements.

Employees

As of December 31, 2023, we employed a total of 198 persons, of whom 195 were full time employees. Three were executive employees, 108 were administrative and customer services employees, 74 were accounting and finance employees and 13 were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

Intellectual Property

Trademarks

Our trademarks are important to the success of our business.

We own or have filed applications for numerous federally registered trademarks and logos, including the following:

•
QUEST RESOURCE MANAGEMENT GROUP (and “Circle” design);
•
QUEST RESOURCE HOLDING CORPORATION (and “Q” design);
•
YOUCHANGE;
•
SUSTAINABILITY. DELIVERED.;
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

On December 7, 2021, we acquired all of the outstanding membership interests of RWS Facility Services, LLC (“RWS”), a full-service management company engaged in the brokering of recycling, waste and sustainability solutions, located in Chadds Ford, PA. We made other strategic acquisitions in 2021, including the acquisition of environmental services companies in Atlanta, GA, Louisville, KY and Greenville, SC.

On February 10, 2022, we acquired an independent environmental services company that primarily services customers in the northeast region of the United States for approximately $3.35 million. This acquisition was paid in cash and was financed with a draw down on the term loan pursuant to the existing Credit Agreement with Monroe Capital as described in Note 7 to the consolidated financial statements.

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

Risks Related to Our Business and Industry

We have incurred historical net losses and could have net losses in the future as we take steps to expand our business, which may negatively impact our ability to achieve our business objectives and our profit margins.

As a result of historical operating losses, we had an accumulated deficit of $110,048,252 as of December 31, 2023. The development of our business will require us to continue to make significant expenditures and incur substantial expenses. These significant expenditures and expenses are needed to expand our customer base and recycling services, enhance our technologies, implement internal systems and infrastructure and hire additional personnel. As a result, we may incur losses as we expand our business and there is no assurance that we will maintain profitability in the near future or at all. If we incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our business depends to a certain extent upon our largest customers, and any material reduction in our business with those customers or changes to their contractual terms could have an adverse effect on our company.

We depend on a small number of customers and the loss of one or more major customers could have a material adverse effect on our business. For the years ended December 31, 2023 and 2022 , two of our customers accounted for 29% and 24% of our revenues, respectively. Given these percentages, the success of our business depends to a certain extent on our relationship with our largest customers and our failure to maintain our business with these customers could have an adverse effect on our business and revenue. Furthermore, our contractual arrangements with our major customers generally are on a multi-year basis and pertain to the management of only certain forms of materials. These contractual arrangements typically have a term of two to three years and they do not typically provide us with firm, long-term volume commitments. As a result, our customers are able to cancel, reduce, or delay our services to them at any time which could cause our revenue to decline. The terms of these contractual arrangements with our major customers or with a significant number of our other customers are also subject to change and such changes could have an adverse effect on our company.

To expand our recycling and waste services business, we must attract additional customers and expand the services we offer.

We plan to reduce our dependence on our largest customers but such reduction will require us to attract additional customers and expand the recycling and waste management services we offer. Our ability to expand successfully will depend upon a number of factors, including the following:

•
our ability to successfully expand, operate, and manage our operations;
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

Our future operating results will depend to a significant extent on our ability to continue to provide efficient and innovative recycling, reuse, and disposal services that compare favorably with alternative services on the basis of cost, performance, and customer preferences. Our success in maintaining our existing customers and attracting new customers depends on various factors, including the following:

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

We outsource the collection, processing, recycling, and disposal of waste streams and recyclables to independent third-party subcontractors. We rely on our subcontractors to maintain high levels of service. The loss of our relationships with our subcontractors, or their failure to conduct their services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to service our customers in accordance with certain service, quality, and performance requirements. If this were to occur, the resulting decline in profitability could harm our business. Securing new high-quality and cost-effective subcontractors frequently is time-consuming and may not be successful, which could result in reduced revenue and various unforeseen operational problems.

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

We may incur liabilities for damage to the environment as a result of the operations of our third-party subcontractors. While we do not conduct physical haulage, recycling, or disposal operations, we retain third-party service providers to carry on those activities. These operations may expose us to liability for environmental damages, in some cases even if we did not directly cause the environmental damage. Further, under our agreements with our customers, we are often required to indemnify our customers from any liabilities or claims arising out of our actions or those of our subcontractors and from any release, threatened release, handling, or storage of hazardous and other materials from our customers’ premises as a result of or connected with the performance of services by us or our subcontractors to our customers. If we were to incur substantial liability for environmental damage, our or our subcontractors’ insurance coverage may be inadequate to cover such liability. Also, because of the variable condition of the insurance market, we may experience future increases in self-insurance levels, retention levels, and premiums. This could have a material adverse impact on our financial condition, results of operations, and cash flows.

Fluctuations in prices for recycled commodities that we sell to third parties may adversely affect our revenue and to a lesser extent our operating income and cash flows.

We process a variety of recyclable materials for sale to third parties that can be subject to price fluctuations, including cardboard, metal, motor oil and oil filters, paper, plastics, and pallets, and we may directly or indirectly receive proceeds from the sale of such recyclable materials. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials can be volatile because of changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect the cost of and demand for our services and our future revenue, operating income, and cash flows. For example, a decline in oil prices would have an adverse effect on our revenue.

Cyberattacks and security vulnerabilities could lead to increased costs, liability claims, unauthorized access to customer data, or harm to our reputation.

We operate in an environment characterized by evolving cybersecurity threats including data theft, phishing attacks, and ransomware. We believe risks associated with these threats are reasonably likely to impact our business operations. Our business relies heavily on information technology systems, applications, and networks. Any disruption, compromise, or failure could result in operational downtime, customer loss, financial loss, and reputational damage.

We engage third-party vendors and service providers whose security practices may impact our cybersecurity posture. The failure of these parties to maintain adequate security measures could compromise our data, information systems, and customers.

A significant disruption in our computer systems or problems with our computer and communication systems may harm our business.

We rely extensively on our computer systems to manage a variety of business processes. For example, an element of our strategy is to generate and provide content, data, and reporting on our website portals to and from third parties. Accordingly, the satisfactory performance, reliability, and availability of our systems, transaction-processing systems, and communications infrastructure are critical to our reputation and our ability to attract and retain customers and adequate customer service levels. However, we may experience periodic systems interruptions. Any substantial increase in the volume of traffic on our infrastructure may require us to expand and upgrade our technology, transaction-processing systems, and other features. We can provide no assurance that we will be able to project accurately the rate or timing of increases, if any, in the use of our infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases. Our systems are also subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, vandalism, severe weather conditions, catastrophic events, and human error. Our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and operating results.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised. In addition, during the intellectual property litigation, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments in the litigation. If these results are perceived to be negative, it could have an adverse effect on our business.

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

Regulations affecting the siting, design, and closure of landfills could require our third-party service providers or customers to undertake investigatory or remedial activities, curtail operations, or close landfills temporarily or permanently. Future changes in these regulations may require our third-party service providers or our customers to modify, supplement, or replace equipment or facilities. The costs of complying with these regulations could be substantial, and may reduce the ability or willingness of our customers to use our services. This may adversely affect our results of operations.

Environmental advocacy groups and regulatory agencies have focused on the potential role that greenhouse gases have on climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect the operations of enterprises with which we do business. Additionally, certain states may adopt air pollution control regulations that are more stringent than existing and proposed federal regulations. Changing environmental regulations could require us or enterprises with which we do business to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology. These actions could make some operations less profitable and reduce the ability or willingness of our customers to use our services. In addition, the potential impacts of climate change on our operations are highly uncertain. Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected, which could adversely affect our sales, profitability and cash flows.

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

Our customers impose substantial requirements relating to the recycling and waste management services that we provide.

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

All of the borrowings under the Company’s senior secured credit facilities bear interest at variable rates. As a result, an increase in interest rates, whether due to an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt even though the amount borrowed remained the same resulting in our net income and cash flows, including cash available for servicing our indebtedness, to decrease correspondingly. The amount of interest we incurred on our Monroe Term Loan (see Note 7 to our consolidated financial statements) and PNC Loan (see Note 7 to our consolidated financial statements) increased considerably during the year ended December 31, 2023, primarily as a result of the current year increase in market interest rates as compared to the prior year. See further description in Note 7 to the consolidated financial statements.

We may need additional capital in the future.

The development and expansion of our business may require additional funds. In the future, we may seek additional equity or debt financing to provide funds for our business and operations. Such financing may not be available or may not be available on satisfactory terms. In addition, the terms of our PNC Loan Agreement and the Credit Agreement could limit our ability to obtain additional debt financing. If financing is not available on satisfactory terms, we may be unable to expand our operations. While debt financing will enable us to expand our business more rapidly, debt financing increases expenses and we must repay the debt regardless of our operating results. However, equity financings could result in dilution to our existing stockholders.

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

If the benefits of any completed acquisition or proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our Common Stock prior to such acquisition may decline. The market values of our Common Stock at the time of an acquisition may vary significantly from their prices on the date the acquisition target was identified.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Our reporting obligations as a public company place a significant strain on our management and our operational and financial resources and systems for the foreseeable future. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business, and negatively impact the trading price of our Common Stock. Any material weakness in our internal control over financial reporting may also result in restatement or adjustment relating to clerical errors and such restatement or adjustment may raise claims invoking the federal and state securities laws, or other claims arising from the restatement or adjustment and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future.

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

Global economic conditions and political events, domestic or international terrorist events and hostilities or complications due to natural, nuclear or other disasters and pandemics or other health crises may reduce demand for our services because of reduced global or national economic activity. It may also cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of consumer and commercial spending.

The COVID-19 pandemic may affect our operations in the future. Management cannot predict the full impact of the COVID-19 pandemic on our company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on our company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic.

Russia’s military intervention in Ukraine in late February 2022 and the Hamas assaults against Israeli citizens have created significant political and economic global uncertainty. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the Ukraine and Gaza military activities and related actions and assessing the potential impact on our business.

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

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2023, we had 20,161,400 shares of our Common Stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2023, we had 4,011,704 shares of Common Stock issuable upon the exercise of outstanding stock options, DSUs, RSUs, and warrants under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We support a risk-based cybersecurity program with control alignment to the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). The core functions of the program are designed to manage cyber-related risks and strengthen the overall cybersecurity posture of our organization.

Annual external cybersecurity and compliance assessments are conducted for the identification, prioritization, and remediation of cyber-related risks to the company’s information systems and data. Ongoing internal risk assessments are conducted to ensure protective and detective security controls perform as expected.

Risk Mitigation

To mitigate identified cyber-related risks to our organization, we employ a multi-layered approach that has been integrated into our overall risk management systems and processes that includes:

•
Security Controls: We have implemented industry-standard security controls aligned with the NIST CSF framework such as identity and access control, multi-factor authentication, encryption, and data protection measures.
•
Security Awareness: We conduct regular cybersecurity awareness training to educate employees about potential threats and best practices for safeguarding company assets and data. In addition, we conduct periodic phishing tests to enhance our security awareness program.
•
Third-Party Oversight: We evaluate third-party partners’ cybersecurity practices through due diligence assessments and contractual obligations. Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers.
•
Continuous Monitoring: We have partnered with a third-party Managed Security Services Provider to provide event logging, monitoring for detection of cybersecurity events, and assistance with investigations into possible cyber-related events, as well as assessment and consultation on security enhancements.
•
Business Resiliency: We have developed emergency response, business continuity, and disaster recovery plans to respond to a widespread disruption to business operations.
•
Continuous Improvement: Any previous cybersecurity incidents, whether material or not, have resulted in improvements in the company’s cybersecurity program, policies, or technical controls, where applicable.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect our company, including our business strategy, results of operations or financial condition. We and our third-party partners have frequently been the target of cybersecurity threats and expect them to continue. For an additional description of these cybersecurity risks and potential related impacts on us, see “Risk Factors - Cyberattacks and security vulnerabilities could lead to increased costs, liability claims, unauthorized access to customer data, or harm to our reputation” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management team. We have established a cybersecurity governance framework that encompasses policies, procedures, and controls designed to support cybersecurity risk management practices. Our Senior Information Systems Manager is responsible for assessing and managing material risks from cybersecurity threats. This position reports directly to our Senior Vice President of Strategy and Information Technology. In addition, we have retained Virtual Chief Information Security Officer services to support our cybersecurity risk management and governance practices. Such individuals have substantial prior work experience in various roles involving cybersecurity risk management and information technology, including security, compliance, systems and programming, and bring a wealth of expertise in their roles. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy process described above, and report to our Managed Security Services Provider and our Board of Directors on any appropriate items. Our Board of Directors oversees the cybersecurity program and receives program metrics as well as information related to identified cyber-related risks when meeting with the company’s management.

While we continuously invest in cybersecurity controls, we acknowledge the possibility of cybersecurity incidents despite our efforts. These incidents may include unauthorized access, data breaches, ransomware attacks, and service disruptions. We have contracted with a cyber insurance provider, Incident Response provider, and a Managed Security Services Provider to minimize the impact of such events and support prompt detection, containment, and recovery measures.

ITEM 2. PROPERTIES

Our executive offices are located in The Colony, Texas, where we lease approximately 16,200 square feet under a lease that expires in December 2027. We also have administrative offices in Pennsylvania and South Carolina. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has traded on the Nasdaq Capital Market, or Nasdaq, under the symbol “QRHC” since May 19, 2014.

As of March 1, 2024, there were 20,171,400 shares of Common Stock outstanding and approximately 90 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. In addition, the terms of our PNC Loan Agreement and the Credit Agreement (each as defined in Note 7 to the consolidated financial statements), restrict our ability to declare cash dividends. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as previously disclosed in the Company’s filings with the SEC, there were no sales of unregistered securities for the year ended December 31, 2023.

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

Our Business

We are a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables to maximize resource utilization. Our programs and services enable our customers to address their business, sustainability and ESG goals and responsibilities.

We believe our services are comprehensive, innovative, and cost effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, better manage their disposal and total operating costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their business and environmental goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box retailers, including grocers and other specialty retailers; transportation, logistics, and fleet operators; manufacturing and industrial facilities; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; multi-family and commercial properties; restaurant chains and food operations; malls and shopping centers; and construction and demolition projects. We currently concentrate on programs for recycling cardboard, pallets, metal, glass, motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, , mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

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

Years Ended December 31, 2023 and 2022 Operating Results

Our consolidated financial statements include the operating activities of our company and our subsidiaries for the years ended December 31, 2023 and 2022.

The following table summarizes our operating results for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Revenue	$288,377,652	$284,037,823
Cost of revenue	238,312,950	235,182,337
Gross profit	50,064,702	48,855,486
Operating expenses:
Selling, general, and administrative	37,669,419	37,800,161
Depreciation and amortization	9,570,538	9,649,966
Total operating expenses	47,239,957	47,450,127
Operating income	2,824,745	1,405,359
Interest expense	(9,729,098)	(7,280,741)
Loss before taxes	(6,904,353)	(5,875,382)
Income tax expense	386,932	172,604
Net loss	$(7,291,285)	$(6,047,986)

Year Ended December 31, 2023 compared with Year Ended December 31, 2022

Global Economic Trends

There has been heightened uncertainty in the macroeconomic environment, and concerns that the U.S. economy may fall into a recession, since the Federal Reserve began aggressively raising interest rates in March 2022 to address persistently high inflation. There are also significant geopolitical concerns, including the current conflict between Ukraine and Russia and the Israel-Hamas war, which have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the year ended December 31, 2023, revenue was $288.4 million, an increase of $4.4 million, or 1.5%, compared with revenue of $284.0 million for the year ended December 31, 2022.

The increase for the year was primarily due to an overall strong increase in demand for recyclable materials and services from both new and continuing customers resulting in approximately $15.5 million in additional revenues. These increases were partially offset by an approximately $10.6 million decrease in revenues from customers acquired in the RWS acquisition in 2021. Non-recyclable materials services revenues were mostly flat for the year ended December 31, 2023 compared to the prior year.

Cost of Revenue/Gross Profit

Cost of revenue increased to $238.3 million for the year ended December 31, 2023, from $235.2 million for the year ended December 31, 2022. The increase was primarily due to the same reasons impacting the increase in revenue. In addition, we recorded $1.2 million in cost of revenue in 2023 related to unreconciled accounts payable from the 2021 RWS acquisition. See Note 5 to our consolidated financial statements for further discussion.

Gross profit increased $1.2 million to $50.1 million for the year ended December 31, 2023, from $48.9 million for the year ended December 31, 2022. Our gross profit margin was 17.4% for the year ended December 31, 2023, compared with 17.2% for the year ended December 31, 2022. The changes in gross profit and gross profit margin for the year ended December 31, 2023 were primarily due to the net effect of the impact of increased services from certain new and continuing customers, change in the mix of services and relative gross profit margins from new and acquired customer base, reduced operations at certain other customers, and changes in values for certain recyclable materials.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recyclable materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, price changes for recyclable materials, the cost and mix of subcontracted services provided in any one reporting period, and the timing of acquisitions and integrations. Volumes of waste and recyclable materials generated by our customers are impacted period to period based on several factors including their production or sales levels, demand of their product or services in the market, supply chain reliability, and labor force stability, among other business factors.

Operating Expenses

For the year ended December 31, 2023, operating expenses decreased to $47.2 million from $47.5 million for the year ended December 31, 2022. The slight decrease year over year primarily relates to a $1.4 million decrease in professional fees, partially offset by a $1.0 million increase in labor related costs.

Selling, general, and administrative expenses were $37.7 million and $37.8 million for the years ended December 31, 2023 and 2022, respectively. Operating expenses also included depreciation and amortization of $9.6 million and $9.6 million for the years ended December 31, 2023 and 2022, respectively.

Interest Expense

For the year ended December 31, 2023, interest expense increased to $9.7 million from $7.3 million for the year ended December 31, 2022, primarily due to increases in base interest rates which is partially offset by reduced borrowings from $7 million in voluntary paydowns on the term loan in 2023. We are amortizing debt issuance costs of $3.3 million and OID of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our consolidated financial statements.

Income Taxes

We recorded a provision for income taxes of $386,932 and $172,604 for the years ended December 31, 2023 and 2022, respectively. The provision for income taxes for both periods is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all of our deferred tax assets (“DTAs”) as of both December 31, 2023 and 2022. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the year ended December 31, 2023 was $(7.3) million compared to net loss of $(6.0) million for the year ended December 31, 2022. The discussions above explain the primary changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, vary from period to period depending on commodity prices of recycled materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integrations.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.36) and ($0.31) for the years ended December 31, 2023 and 2022, respectively. The basic and diluted weighted average number of shares of Common Stock outstanding was approximately 20.1 million for the year ended December 31, 2023, compared to basic and diluted weighted average number of shares of Common Stock outstanding of approximately 19.5 million for the year ended December 31, 2022.

Adjusted EBITDA

For the year ended December 31, 2023, Adjusted EBITDA, a non-GAAP financial measure, decreased (1.4)% to $16.2 million from $16.4 million for the year ended December 31, 2022.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, acquisition-related costs, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar industries. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). For the year ended December 31, 2023, other adjustments included an earn-out adjustment, severance and project costs as well as certain administrative fees related to borrowings. For the year ended December 31, 2022, other adjustments included earn-out adjustments, certain recruiting, severance and project costs, and certain administrative fees related to borrowings.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	As Reported
	Years Ended December 31,
	2023	2022
Net loss	$(7,291,285)	$(6,047,986)
Depreciation and amortization	9,948,411	9,966,371
Interest expense	9,729,098	7,280,741
Stock-based compensation expense	1,312,393	1,283,568
Acquisition, integration and related costs	1,623,851	3,073,636
Other adjustments	500,837	709,664
Income tax expense	386,932	172,604
Adjusted EBITDA	$16,210,237	$16,438,598

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, for the year ended December 31, 2023, was $3.4 million compared with $5.8 million for the year ended December 31, 2022. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the years ended December 31, 2023 and 2022, are calculated as follows:

	Years Ended December 31,
	2023	2022
Reported net loss (a)	$(7,291,285)	$(6,047,986)
Adjustments:
Amortization of intangibles (b)	8,864,803	8,839,228
Acquisition, integration and related costs (c)	1,623,851	3,073,636
Other adjustments (d)	204,892	(113,745)
Adjusted net income	$3,402,261	$5,751,133

Diluted earnings per share:
Reported net loss	$(0.36)	$(0.31)
Adjusted net income	$0.15	$0.26

Weighted average number of common shares outstanding:
Diluted (e)	22,361,569	21,817,901

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustments to earn-out fair value
(e) Reflects adjustment for dilution as adjusted net income is positive

Liquidity and Capital Resources

As of December 31, 2023, we had working capital of $15.7 million, including $0.3 million of cash and cash equivalents, compared with working capital of $19.7 million, including cash and cash equivalents of $9.6 million, as of December 31, 2022. As part of our working capital management and in light of increasing interest rates, we made $7.0 million in prepayments toward our variable rate debt in 2023 utilizing excess cash.

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

We believe our existing cash and cash equivalents of $0.3 million, our borrowing capacity under our $25.0 million ABL Facility (as defined in Note 7 to our consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future.

As discussed in Note 7 to our consolidated financial statements, we entered into the PNC Loan Agreement which provides for an asset-based revolving credit facility of up to $25.0 million. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

On October 19, 2020, we and certain of our subsidiaries entered into the Credit Agreement (as described in Note 7 to our consolidated financial statements). Among other things, the Credit Agreement, as amended, provides for a senior secured term loan facility in the principal amount of $53.5 million as of December 31, 2023. The maturity date of the term loan facility is October 19, 2025 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement). The Monroe Credit Agreement also contains an accordion term loan facility in the maximum principal amount of $5.3 million. Loans under the accordion loan facility may be requested at any time until the Maturity Date. Each accordion term loan shall be on the same terms as those applicable to the senior secured term loan. Proceeds of accordion term loans are permitted to be used for Permitted Acquisitions.

Certain of the Company’s subsidiaries are the borrowers under the Credit Agreement. The Company is the guarantor under the Credit Agreement. As security for the obligations of the borrowers under the Credit Agreement, (i) the borrowers under the Credit Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of the Company’s direct and indirect subsidiaries, and (ii) the guarantors under the Credit Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of the Company’s direct and indirect subsidiaries.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $(1.4) million for the year ended December 31, 2023, compared with net cash used in operating activities of $(2.3) million for the year ended December 31, 2022.

Net cash used in operating activities for the year ended December 31, 2023, related primarily to the net effect of the following:

•
net loss of $(7.3) million;
•
non-cash items of $14.2 million, which related primarily to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
cash used in the net change in operating assets and liabilities of $(8.2) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash used in operating activities for the year ended December 31, 2022, related primarily to the net effect of the following:

•
net loss of $(6.0) million;
•
non-cash items of $14.3 million, which related primarily to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
cash used in the net change in operating assets and liabilities of $(10.6) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2023, was $(1.9) million. Cash used for the year ended December 31, 2022, was $(4.3) million primarily related to the $3.1 million net purchase of the assets of a Northeast-based independent environmental services company on February 10, 2022, which was partially offset by a $500,000 purchase price adjustment of a prior year acquisition. Other investing activities are primarily from purchases of property and equipment and intangible assets such as software development.

Cash Flows from Financing Activities

Net cash used in financing activities was $(6.0) million for the year ended December 31, 2023, primarily from $8.1 million repayment of notes payable, which was partially offset by net borrowings of $1.0 million on our ABL Facility and $1.1 million proceeds from stock option exercises and shares issued under our 2014 Employee Stock Purchase Plan (“2014 ESPP”). Net cash provided by financing activities was $7.8 million for the year ended December 31, 2022, primarily from borrowings of $3.5 million from the Credit Agreement with Monroe Capital used to finance the February 2022 acquisition of an independent environmental services company, net borrowings of $5.0 million on our ABL Facility, and $933,000 proceeds from stock option exercises and shares issued under our 2014 ESPP, partially offset by $1.4 million repayments of notes payable. See Note 7 to our consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the years ended December 31, 2023 and 2022. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. While we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

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

Collectability of Accounts Receivable

Our accounts receivable consists primarily of amounts due from customers for the performance of services, and we record the amount net of an allowance for doubtful accounts. To record our accounts receivable at their net realizable value, we assess their collectability, which requires a considerable amount of judgment. We perform a detailed analysis of the aging of our receivables, the creditworthiness of our customers, our historical bad debts, and other adjustments. If economic, industry, or customer specific business trends worsen, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

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

In addition to the required goodwill impairment analysis, we also review the recoverability of our net intangible assets with finite lives when an indicator of impairment exists. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we determine if we will recover their carrying values as of the test date. If not recoverable, we record an impairment charge. We performed our most recent goodwill impairment analysis in the third quarter of 2023 with no impairment recorded.

Stock Options

We estimate the fair value of stock options using the Black-Scholes-Merton valuation model. Significant assumptions used in the calculation were determined as follows:

•
We have historically determined the expected term under the simplified method using an average of the contractual term and vesting period of the award. Beginning in 2023 we determine the expected life based on a weighted average of historical grants taking into account the vesting period of awards, time until exercise and expiration dates;
•
We measure the expected volatility using the historical daily changes in the market price of our Common Stock; and
•
We approximate the risk-free interest rate using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.

Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2023 and 2022, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2023 and 2022, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Audit Report on Internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Semple, Marchal & Cooper, LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding our directors as of March 12, 2024:

Name	Age	Position
Daniel M. Friedberg	62	Chairman of the Board (2)(4)
S. Ray Hatch	63	President, Chief Executive Officer, and Director (4)
Glenn A. Culpepper	68	Director (3)(4)
Audrey P. Dunning	62	Director (1)(2)
Ronald L. Miller, Jr.	59	Director (1)(3)
Stephen A. Nolan	63	Director (1)(3)
Sarah R. Tomolonius	43	Director (1)(2)

(1) Member of the Audit Committee
(2) Member of the Nominations and Corporate Governance Committee
(3) Member of the Compensation Committee
(4) Member of the Strategic Planning Committee

Daniel M. Friedberg has served as Chairman of the Board of our company since April 2019. Mr. Friedberg has served as the Chief Executive Officer of Hampstead Park Capital Management LLC, a private equity investment firm, since its founding in May 2016 and as a Managing Member of 325 Capital, LLC since its founding in 2016. Mr. Friedberg also serves as Chief Executive Officer of Roundtrip EV Solutions, Inc., a private company in the electric vehicle industry, since May 2021. Previously, Mr. Friedberg was Chief Executive Officer and Managing Partner of Sagard Capital Partners L.P., a private equity investment firm, from its founding in January 2005 until May 2016. In addition, from January 2005 to May 2016, he was also a Vice President of Power Corporation of Canada, a diversified international management holding company. Mr. Friedberg was with global strategy management consultants Bain & Company, as a consultant from 1987 to 1991 and then again as a Partner from 1997 to 2005. Mr. Friedberg started with Bain & Company in the London office in 1987, was a founder of the Toronto office in 1991, and a founder of the New York office in 2000, leading the Canadian and New York private equity businesses. From 1991 to 1997, Mr. Friedberg worked as Vice President of Strategy and Development for a U.S.-based global conglomerate and as an investment professional in a Connecticut-based boutique private equity firm. Mr. Friedberg serves as a member of the Board of Directors of Transact Technologies, Inc. (NASDAQ: TACT), a global leader in software-driven technology and printing solutions for high-growth markets, since March 2022, and as a member of the Board of Directors of Roth CH Acquisition IV Co. (NASDAQ: ROCG), a publicly-traded special purpose acquisition company, since August 2021. Mr. Friedberg has served as a member on the Board of Directors of each of Roth CH Acquisition III Co. (NASDAQ: ROCR), a publicly-traded special purpose acquisition company, from March 2020 to March 2021 until its merger with QualTek Services Inc. (NASDAQ: QTEK); Roth CH Acquisition II Co. (NASDAQ: ROCC), a publicly-traded special purpose acquisition company, from December 2020 until its merger with Reservoir Holdings, Inc. in July 2021; Roth CH Acquisition I Co. (NASDAQ: ROCH), a publicly-traded special purpose acquisition company, from February 2020 until its merger with PureCycle Technologies, Inc. (NASDAQ: PCT) in March 2021; Performance Sports Group Ltd. (formerly NYSE: PSG), a leading developer and manufacturer of ice hockey, roller hockey, lacrosse, baseball and softball sports equipment, as well as related apparel and soccer apparel, from March 2016 to July 2016; InnerWorkings, Inc. (formerly NASDAQ: INWK), a leading global marketing execution firm serving Fortune 1000 brands across a wide range of industries, from March 2014 to August 2016; GP Strategies Corp. (formerly NYSE: GPX), a provider of sales and technical training, E-learning, management consulting and engineering services, from 2009 to August 2016; and X-Rite, Inc. (formerly NASDAQ: XRIT), a former developer, manufacturer, marketer and supporter of innovative color solutions through measurement systems, software, color standards and services, from 2008 to 2012 and as Chairman of the Board of two private companies: Integramed America Inc. and Vein Centers of America Inc. Mr. Friedberg also serves on the private board of directors of USA Field Hockey and is an advisor to Connecticut Innovations Greentech Fund. We believe that Mr. Friedberg’s experience as the Chief Executive Officer of two investment firms, his experience as an executive with a leading global management consulting firm, his extensive experience in investing in private and public companies, and his service on multiple boards of directors provide him with knowledge and experience with respect to organizational, financial, operational, M&A, and strategic planning matters and provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

S. Ray Hatch has served as President, Chief Executive Officer, and a director of our company since February 2016. Mr. Hatch served as President of Merchants Market Group, LLC, an international foodservice distribution company, from February 2014 to January 2016. From June 2008 to January 2014, Mr. Hatch served in various roles with Oakleaf Waste Management, a provider of waste outsourcing that was acquired by Waste Management, including as Executive Vice President and Chief Operating Officer of Greenleaf Equipment from May 2010 to January 2014 and Senior Vice President Regional Sales from June 2008 to May 2010. From July 2003 to October 2007, Mr. Hatch served in various positions with Food Services of America, a wholesale food distributor, including as Senior Vice President of Sales and Marketing and Chief Marketing Officer from August 2005 to October 2007 and Executive Vice President – Western Washington Group from July 2003 to August 2005. Mr. Hatch served as Division President of U.S. Foodservice (formerly,

Alliant Foodservice), a food service distributor, from January 1999 to July 2003. We believe Mr. Hatch’s position as President and Chief Executive Officer of our company, his intimate experience with all aspects of the operations, opportunities, and challenges of our company, and his prior service in the environmental services industry provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Glenn A. Culpepper has served as a director of our company since July 2021. Mr. Culpepper has served as a director, investor, and consultant to companies in the environmental services, construction materials, and mining industries during the past five years. From February 2015 to June 2016, Mr. Culpepper was a Senior Vice President with Newmont Mining Corp, the world’s largest gold mining company. Mr. Culpepper was the Executive Vice President and Chief Financial Officer of Republic Services, Inc., the second largest solid waste services company in the United States, from January 2013 to August 2014. He was the Chief Financial Officer of Summit Materials, Inc., a leading business in the aggregates and construction materials sector, from July 2010 to December 2012. Prior to that, Mr. Culpepper spent 21 years at CRH plc, a large publicly-traded multinational construction materials company based in Dublin, Ireland, including two years as its principal financial officer and member of its board of directors, and 13 years as the Chief Financial Officer of its North American operation, Oldcastle Materials, Inc. Prior to CRH, he held roles of increasing responsibility in audit, tax, and mergers and acquisitions at Price Waterhouse. We believe Mr. Culpepper’s experience as a senior executive and Chief Financial Officer of several companies and his executive and board experience at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Audrey P. Dunning has served as a director of our company since June 2023. Ms. Dunning is currently the founder and Chief Executive Officer of AMP Growth Advisors, a firm that specializes in strategic planning, business development, executive coaching and advises on digital transformation and technology risk management, since 2019. Ms. Dunning currently serves on the Board of Directors for TransAct Technologies (NASDAQ: TACT), a global leader in software-driven technology and printing solutions for high-growth markets, since March 2022. Ms. Dunning also served on the Board of Directors for TriState Capital Holdings (NASDAQ: TSC) from January 2020 through its acquisition by Raymond James Financial (NYSE: RJF) in June 2022 and remains an advisory board member to TSC. Ms. Dunning has previously served as a director of the Pittsburgh Branch of the Federal Reserve Bank of Cleveland from January 2015 through December 2020, and the board of Dollar Bank, FSB from January 2016 to December 2019. Ms. Dunning also served as the Chief Executive Officer of Summa Technologies, a digital solutions consultancy company that combined its human-centered design, strategy, and agile software development capabilities to power businesses and deliver engaging customer experiences from 2007 until its acquisition by CGI, Inc. (NYSE:GIB) in 2017. We believe that Ms. Dunning’s experience as a former and current Chief Executive Officer, combined with her broad experience across information technology and digital transformation initiatives provide the requisite qualifications, skills, perspectives, and experiences that make her well qualified to serve on our Board of Directors.

Ronald L. Miller, Jr. has served as a director of our company since October 2012. Mr. Miller served as a director of one of our predecessors from July 2010 to October 2012. Mr. Miller has served as Chief Investment Officer of the Jackson Family Office since February 2023. The Jackson Family Office is a Scottsdale, AZ-based family office with real estate, fixed-income, and private equity investments. He previously served on a full-time basis as President of Windsor Westfield Management, LLC, a financial consulting and strategic planning firm, from October 2021 to January 2023. From June 2021 to September 2021, Mr. Miller served as Interim Chief Executive Officer of That’s Eatertainment Corp., a media and leisure organization, and as Executive Vice President, Chief Financial Officer, and Secretary of that company from December 2015 until May 2021. He was a principal of its predecessor, Modern Round LLC, from February 2014 until December 2015. Mr. Miller served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. He served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona, headquartered boutique investment banking firm, from May 2009 to August 2009. Mr. Miller served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2007 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc. That’s Eatertainment Corp. filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on September 8, 2021. We believe Mr. Miller’s prior leadership roles and his investment banking experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Stephen A. Nolan has served as a director of our company since April 2019. Mr. Nolan has served as President and Chief Operating Officer of SGS North America, the world’s largest testing, inspection and certification company, since August 2019. From June 2013 to April 2018, Mr. Nolan served as Chief Financial Officer and, subsequently, Chief Executive Officer and a member of the Board of Directors of Hudson Global, Inc. (NASDAQ: HSON), a global provider of professional recruitment, talent management, and recruitment process outsourcing services. From September 2004 to December 2012, Mr. Nolan served as Chief Financial Officer of Adecco North America, a staffing and human capital solutions company. From November 2001 to September 2004, Mr. Nolan served as Chief Financial Officer for DHL Global Forwarding NA, a freight forwarding business. From April 2000 to November 2001, Mr. Nolan served as Corporate Controller for Newpower, a residential energy marketing start-up. From December 1985 to March 2000, Mr. Nolan served in Finance roles at Reckitt Benckiser, a global consumer products company. From October 1981 to December 1985,

Mr. Nolan served as Audit Senior for PwC. We believe Mr. Nolan’s experience as the Chief Financial Officer and Chief Operating Officer of a number of companies and his executive and board experience at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Sarah R. Tomolonius has served as a director of our company since September 2016. Ms. Tomolonius is a Partner, Head of Investor Relations at M13, a consumer tech-focused full-service venture capital engine, where she has served since March 2020. Ms. Tomolonius co-founded the Sustainability Investment Leadership Council in January 2015. Ms. Tomolonius has served on the advisory board of Private Equity International’s Investor Relations, Marketing and Communications forum since August 2023. Ms. Tomolonius served as Vice President, Marketing and Investor Relations for Arlon Group, a food and agriculture investment firm, from December 2012 to June 2018, and served as Senior Professional, Management Reporting & Analytics from December 2010 to December 2012. From October 2008 to December 2010, Ms. Tomolonius served as Associate, Investor Relations for Citi Private Equity, a private equity group that was acquired by StepStone Group in October 2010. From October 2005 to September 2007, Ms. Tomolonius served as Research Analyst, Corporate & Public Affairs Group of Edelman, a global public relations firm. Ms. Tomolonius served as Program Assistant, Water & Coastal Program of Natural Resources Defense Council, a non-profit international environmental advocacy group, from October 2002 to September 2005. Ms. Tomolonius also served as Chair of the Sustainability Committee for the New York Alternative Investment Roundtable. We believe that Ms. Tomolonius’ experience in the environmental and financial industries and her focus on sustainability provide the requisite qualifications, skills, perspectives, and experiences that make her well qualified to serve on our Board of Directors.

There are no family relationships among any of our directors and executive officers.

Management

The following table sets forth certain information regarding our executive officers as of March 12, 2024:

Name	Age	Position
S. Ray Hatch	63	President and Chief Executive Officer
Brett W. Johnston	48	Senior Vice President and Chief Financial Officer
David P. Sweitzer	61	Executive Vice President and Chief Operating Officer

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

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring. Mr. Culpepper and Ms. Tomolonius are Class I directors whose terms will expire in 2025. Ms. Dunning and Mr. Nolan are Class II directors whose terms will expire in 2026. Messrs. Friedberg, Hatch, and Miller are Class III directors whose terms will expire at the 2024 Annual Meeting of Stockholders.

Committee Charters, Corporate Governance Guidelines, and Codes of Conduct and Ethics

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board of Directors has also adopted Corporate Governance Guidelines and a Code of Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial and accounting officer, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website, at https://investors.qrhc.com, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and

Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials specified by SEC regulations. These documents are also available in print, free of charge, to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices.

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

The Audit Committee currently consists of Messrs. Miller and Nolan and Mses. Dunning and Tomolonius. Our Board of Directors has determined that each of Messrs. Miller and Nolan and Mses. Dunning and Tomolonius, whose backgrounds are detailed above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Miller chairs the Audit Committee.

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

The Nominations and Corporate Governance Committee currently consists of Mr. Friedberg and Mses. Dunning and Tomolonius. Mr. Friedberg chairs the Nominations and Corporate Governance Committee.

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

Clawback Policy

We adopted a clawback policy in May 2019 (“2019 Clawback Policy”). In the event we are required to prepare an accounting restatement of our financial results as a result of a material noncompliance by us with any financial reporting requirement under the federal securities laws, we will have the right to use reasonable efforts to recover from any current or former executive officers who received incentive compensation (whether cash or equity) from us during the three-year period preceding the date on which we were required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. In addition, we will also have the right to recover incentive compensation (whether cash or equity), if a participant, without our consent, while employed by or providing services to our company or any related entity or after termination of such employment or services, violates a non-competition, non-solicitation, or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with our Corporate Governance Guidelines, Code of Conduct, Code of Ethics for the CEO and Senior Financial Officers, or any other corporate governance materials specified by the SEC or exchange on which our Common Stock is listed. This policy is administered by the Compensation Committee of our Board of Directors. The policy is effective for financial statements for periods beginning on or after January 1, 2019.

In addition to our 2019 Clawback Policy, we also adopted on November 17, 2023, the Company’s 2023 Dodd-Frank Clawback Policy.

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

Board and Committee Meetings

Our Board of Directors held a total of six meetings during the fiscal year ended December 31, 2023. During the fiscal year ended December 31, 2023, the Audit Committee held ten meetings; the Compensation Committee held eight meetings; the Nominations and Corporate Governance Committee held four meetings; and the Strategic Planning Committee held three meetings. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders. All of our directors attended our 2023 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2023 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2023 and 2022, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, and our two most highly compensated executive officers other than our principal executive officer who were serving as an executive officer on December 31, 2023. We refer to these executive officers as our “named executive officers.”

				Stock and	All Other
Name and Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	Compensation (3)	Total
S. Ray Hatch	2023	$375,000	$125,000	$211,904	$19,630	$731,534
President, Chief Executive	2022	$356,562	$261,218	$230,057	$26,980	$874,817
Officer, and Director
Brett W. Johnston	2023	$300,000	$120,000	$141,270	$19,004	$580,274
Senior Vice President and Chief	2022	$50,769	$70,892	$150,168	$1,250	$273,079
Financial Officer
David P. Sweitzer	2023	$325,000	$125,000	$185,416	$12,195	$647,611
Executive Vice President and	2022	$301,412	$162,896	$175,044	$24,737	$664,089
Chief Operating Officer
(1)
The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)
The amounts in this column reflect the aggregate probable grant date fair value of stock and option awards granted to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards. Certain of the executive compensation is in the form of DSUs, in which the stock is fully vested upon issuance with delivery deferred until the executive leaves the Company.
(3)
The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. However, we pay all health insurance premiums for Messrs. Hatch, Johnston and Sweitzer, which amounts are included in this column. The figure shown for each named executive officer also includes employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 87% of compensation, subject to IRS limits. We match 100% of the first 3% and 50% of the next 2% of eligible earnings that employees contribute to the 401(k) plan. Our 2014 ESPP permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our Common Stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Internal Revenue Code of 1986, as amended (the “Code”), and the 2014 ESPP.

Outstanding Equity Awards at Fiscal Year-End 2023

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2023.

		Option Awards
						Equity Incentive
						Plan Awards:
						Number of
						Securities
		Number of Securities				Underlying	Option	Option
		Underlying Unexercised Options (1)				Unexercised	Exercise	Expiration
Name	Grant Date	Exercisable		Unexercisable		Unearned Options	Price	Date
S. Ray Hatch	1/7/2016	250,000		—		—	$5.44	1/7/2026
	1/16/2018	100,000		—		—	$2.39	1/16/2028
	2/12/2019	150,000		—		—	$1.51	2/12/2029
	3/16/2020	160,000		—		—	$1.51	3/16/2030
	3/15/2021	53,333	(2)	26,667		—	$3.83	3/15/2031
	4/20/2022	17,500	(2)	35,000		—	$6.17	4/20/2032
	5/17/2023	—		60,000	(2)	—	$5.50	5/17/2033
David P. Sweitzer	10/15/2018	10,500		—		—	$2.62	10/15/2028
	10/3/2019	8,400	(3)	2,100		—	$2.45	10/3/2029
	3/15/2021	40,000	(2)	20,000		—	$3.83	3/15/2031
	4/20/2022	13,333	(2)	26,667		—	$6.17	4/20/2032
	5/17/2023	—		52,500	(2)	—	$5.50	5/17/2033
Brett W. Johnston	11/1/2022	5,000	(4)	20,000		—	$8.68	11/1/2032
	5/17/2023	—		40,000	(2)	—	$5.50	5/17/2033
(1)
Unless otherwise noted, all of the options granted to our named executive officers were granted under and are subject to the terms of our 2012 Incentive Compensation Plan
(2)
One-third of the total number of shares underlying this option vest on each of the first, second, and third anniversary of the date of grant
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

Brett W. Johnston

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

DIRECTOR COMPENSATION

During fiscal 2023, we paid each non-employee director a monthly retainer, which is currently equivalent to $40,000 annually. Currently, the non-employee Chairman of the Board receives an additional $293,040 per year; the non-employee Chair of the Audit Committee receives an additional $15,000 per year; the non-employee Chair of the Compensation Committee receives an additional $10,000 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $7,500 per year; the non-employee Chair of the Strategic Planning Committee receives an additional $10,000 per year; the non-Chair members of the Audit Committee each receive an additional $7,500 per year; the non-chair members of the Compensation Committee each receive an additional $5,000 per year; the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $3,750 per year; and the non-Chair members of the Strategic Planning Committee each receive an additional $5,000 per year. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

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

We also compensate our non-employee directors in the form of stock-based compensation. In May 2020, Mr. Friedberg received a 10 year option to purchase 223,295 shares of our common stock at an exercise price of $1.48 per share, with 1/12th to vest and become exercisable on the last day of each month, commencing on the last day of the month in which the options were granted. In May 2020, each non-employee member (excluding Messrs. Friedberg and Nolan) of our Board of Directors at that time received 10 year options to purchase 37,915 shares of our common stock at an exercise price of $1.48 per share, with 1/12th to vest and become exercisable on the last day of each month, commencing on the last day of the month in which the options were granted. This grant reflects the annual stock-based compensation for those directors through May 2021. In May 2021, each non-employee member of our Board of Directors at that time received a fully vested DSU award to receive 15,000 shares of our common stock valued at $4.23 per share or $63,450. In July 2021, Mr. Culpepper became a non-employee member of our Board of Directors and at that time received a fully vested DSU award to receive 15,000 shares of our common stock valued at $6.93 per share or $103,950. These grants reflect the annual stock-based compensation for those directors through May 2022. In August 2023, each non-employee member of our Board of Directors at that time received a Restricted Stock Unit (“RSU”) award to receive 10,176 shares of our common stock valued at $7.37 per share or $74,997. The RSUs will vest and become exercisable on the first anniversary of the date on which they were granted. These grants reflect the annual stock-based compensation for those directors through August 2024.

The following table sets forth the compensation earned or paid by us to each non-employee director for the fiscal year ended December 31, 2023. Mr. Hatch did not receive any compensation for his service on our Board of Directors.

	Fees Earned	Stock
Name	or Paid in Cash	Awards (1)	Total
Glenn A. Culpepper	$44,317	$74,997	$119,314
Audrey P. Dunning	$24,348	$74,997	$99,345
Daniel M. Friedberg	$268,585	$74,997	$343,582
Ronald L. Miller, Jr.	$50,025	$77,303	$127,328
Stephen A. Nolan	$11,548	$113,423	$124,971
Sarah R. Tomolonius	$44,788	$74,997	$119,785

(1) The amounts in this column reflect the aggregate grant date fair value of stock awards granted to our non-employee directors during the fiscal year ended December 31, 2023, calculated in accordance with FASB ASC Topic 718, Stock Compensation in the form of DSUs, RSUs or other stock awards.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2023:

	Stock	Option
Name	Awards (1)	Awards
Glenn A. Culpepper	25,176	25,000
Audrey P. Dunning	10,176	—
Daniel M. Friedberg	25,176	513,819
Ronald L. Miller, Jr.	26,083	129,665
Stephen A. Nolan	70,805	176,659
Sarah R. Tomolonius	25,176	138,650

(1) Stock awards of 10,176 units per non-employee director, in the form of RSUs, will vest and become exercisable on the first anniversary of the date on which they were granted, August 16, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of March 12, 2024 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our Common Stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percentage (2)
S. Ray Hatch (3)	897,636	4.27%
Brett W. Johnston (4)	29,069	*
David P. Sweitzer (5)	136,503	*
Daniel M. Friedberg (6)	3,341,366	16.14%
Glenn A. Culpepper (7)	40,000	*
Audrey P. Dunning	2,000	*
Ronald L. Miller, Jr. (8)	151,355	*
Stephen A. Nolan (9)	305,245	1.5%
Sarah R. Tomolonius (10)	158,357	*
All directors and executive officers as a group (9 persons) (11)	5,061,531	22.72%
5% Stockholders:
Wynnefield Partners Small Cap Value, L.P., et al (12)	2,703,773	13.40%
Pinnacle Family Office Investments, L.P. (13)	2,506,389	12.43%

* Less than 1% of the outstanding shares of common stock.

(1)
Except as otherwise indicated, each person named in the table has the sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached as follows: c/o Quest Resource Holding Corporation, 3481 Plano Parkway, Ste. 100, The Colony, Texas 75056.
(2)
The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 20,171,400 shares outstanding on March 12, 2024. The numbers and percentages shown include shares actually owned on March 12, 2024 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of March 12, 2024 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.
(3)
Includes 775,000 shares issuable upon exercise of vested stock options and 85,367 deferred stock units.
(4)
Includes 5,000 shares issuable upon exercise of vested stock options.
(5)
Includes 105,567 shares issuable upon exercise of vested stock options and 22,425 deferred stock units.
(6)
Consists of (a) 2,812,547 shares held by Hampstead Park Environmental Services Investment Fund LLC (“Hampstead Park Environmental”), (b) 513,819 shares issuable upon exercise of vested stock options, and (c) 15,000 deferred stock units.
(7)
Consists of 25,000 shares issuable upon exercise of vested stock options and 15,000 deferred stock units.
(8)
Includes 132,790 shares issuable upon exercise of vested stock options and 15,965 deferred stock units.
(9)
Includes 176,659 shares issuable upon exercise of vested stock options and 61,586 deferred stock units.
(10)
Includes 138,650 shares issuable upon exercise of vested stock options and 15,957 deferred stock units.
(11)
Consists of (a) 2,957,746 shares held by the directors and current executive officers as a group, (b) 1,872,485 shares issuable upon exercise of vested stock options, and (c) 231,300 deferred stock units.
(12)
Based on the statement on Form 13G/A filed with the SEC on February 14, 2024 by Wynnefield Partners Small Cap Value, L.P, and affiliates. The address for Wynnefield Partners Small Cap Value, L.P, and affiliates is 450 Seventh Avenue, Suite 509, New York, NY 10123.
(13)
Based on the statement on Form 4 filed with the SEC on May 11, 2022, by Pinnacle Family Office Investments, L.P. The address for Pinnacle Family Office Investments, L.P. is 5910 North Central Expressway, Suite 1475, Dallas, TX 75206.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to our Common Stock that may be issued under our incentive compensation plans and under other option grants.

	Number of		Number of
	securities	Weighted-	securities
	to be issued	average	remaining
	upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants,	warrants,	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders (1)	2,865,704	$3.08	1,123,503
Equity compensation plans not approved by security holders	296,000	$5.51	—
Total	3,161,704	$3.33	1,123,503

(1)
Under our 2012 Incentive Compensation Plan, as amended, an aggregate of 4,830,437 shares of our Common Stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be decreased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised prior to expiration or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2023, the number of securities to be issued upon exercise of outstanding options was 2,573,013, the number of Common Stock shares to be issued under DSUs was 231,635, and the number of Common Stock shares to be issued under RSUs was 61,056. As of December 31, 2023, the aggregate number of shares of Common Stock available for future issuance pursuant to awards under our 2012 Plan was 957,256 and 166,247 shares of Common Stock reserved for issuance under our 2014 ESPP. Our 2014 ESPP authorizes the sale of up to 500,000 shares of our Common Stock to employees.

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

Director Independence

Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Culpepper, Friedberg, Miller and Nolan and Mses. Dunning and Tomolonius are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Market, or Nasdaq, and by the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Hatch is an employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Audit Fees (1)	521,645	288,240
Audit-related Fees (2)	23,301	13,135
Tax Fees (3)	—	—
All Other Fees (4)	28,669	25,382
Total	$573,615	$326,757

(1)
Audit fees consist of billings for professional services normally provided in connection with statutory and regulatory filings including (i) fees associated with the audits of our consolidated financial statements and, beginning in 2023, the audit of our internal control over financial reporting, and (ii) fees associated with our quarterly reviews.
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

3.1(b)	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (2)

3.2(a)	Second Amended and Restated Bylaws of Quest Resource Holding Corporation, as amended (3)

3.2(b)	Amendment to Second Amended and Restated Bylaws of Quest Resource Holdings Corporation, as amended (4)

4.1	Description of Registered Securities (5)

4.2	Promissory Note, dated as of October 19, 2020, by Quest Resource Holding Corporation in favor of Green Remedies Waste and Recycling, Inc. (6)

4.3	Form of Warrant to Purchase an Aggregate of 500,000 Shares (7)

4.4	Form of Warrant to Purchase an Aggregate of 350,000 Shares (8)

10.5(e)†	2012 Incentive Compensation Plan, as amended and restated (9)

10.5(f)†	Form of Non-Qualified Stock Option Agreement (10)

10.5(g)†	Form of Incentive Stock Option Agreement (11)

10.6†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (12)

10.21†	2014 Employee Stock Purchase Plan (13)

10.23†	Amended and Restated Severance and Change in Control Agreement, dated as of June 29, 2021 by and between Quest Resource Holding Corporation and S. Ray Hatch (14)

10.24†	Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (15)

10.25

Loan, Security and Guaranty Agreement, dated as of February 24, 2017, by and among Citizens Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, LLC, Quest Resource Holding Corporation, and Earth911, Inc.  (16)

10.27†	Amendment to 2012 Incentive Compensation Plan (17)

10.28†	Form of Quest Resource Holding Corporation Deferred Stock Unit Agreement (18)

10.30

Loan, Security and Guaranty Agreement, dated August 5, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation and Quest Sustainability Services, Inc. (19)

10.31

Credit Agreement, dated as of October 19, 2020, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or many from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (20)

10.32

Joinder and First Amendment to Loan, Security and Guaranty Agreement, dated as of October 19, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, and Global Alerts, LLC (21)

10.33

Joinder and Second Amendment to Loan, Security and Guaranty Agreement, dated as of December 7, 2021, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Global Alerts, LLC, RWS Facility Services, LLC and Sustainable Solutions Group, LLC  (22)

10.34

Third Amendment to Loan, Security and Guaranty Agreement, dated as of December 2, 2022, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., RWS Facility Services, LLC, Sustainable Solutions Group, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Global Alerts, LLC and Sequoia Waste Management Solutions, LLC  (23)

10.35

First Amendment to Credit Agreement, dated September 3, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (24)

10.36

Second Amendment to Credit Agreement, dated December 1, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (25)

10.37

Third Amendment to Credit Agreement, dated December 7, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (26)

10.38

Fourth Amendment to Credit Agreement, dated December 2, 2022, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders  (27)

10.39	Consideration Agreement, dated as of October 19, 2020, by and between Quest Resource Holding Corporation, Green Remedies Waste and Recycling, Inc. and Alan Allred (28)

10.40†	Employment Agreement, dated as of October 19, 2020, by and between Quest Resource Management Group, LLC and Alan Allred (29)

10.41	Intercreditor Agreement, dated as of October 19, 2020, by and between BBVA, USA and Monroe Capital Management Advisors, LLC (30)

10.42	First Amendment to Intercreditor Agreement, dated as of December 2, 2022, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC (31)

10.43	Letter Agreement, dated as of October 19, 2020, between Quest Resource Holding Corporation and the holders of the Warrants (32)

10.44†	Offer Letter, dated October 7, 2022, between Quest Resource Holding Corporation and Brett Johnston (33)

10.45

Letter Agreement, dated August 9, 2022, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders  (34)

10.46†	Form of Quest Resource Holding Corporation Restricted Stock Unit Agreement (35)

10.47†	Severance and Change in Control Agreement, dated May 12, 2023, by and between Quest Resource Holding Corporation and Brett W. Johnston (36)

21.1	List of Subsidiaries

23.1	Consent of Semple, Marchal and Cooper, LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Quest Resource Holding Corporation, Dodd-Frank Clawback Policy (37)

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements

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
(14)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2021.
(15)
Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.

(16)
Filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2017.
(17)
Filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.
(18)
Filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2019.
(19)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2020.
(20)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(21)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(22)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on
December 8, 2021.
(23)
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
(28)
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
(32)
Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(33)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on
October 12, 2022.
(34)
Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on
August 15, 2022.
(35)
Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023.
(36)
Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023.
(37)
Filed herewith

† Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 12, 2024	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 12, 2024	By:	/s/ Brett W. Johnston
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

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2024
S. Ray Hatch

/s/ Brett W. Johnston	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2024
Brett W. Johnston

/s/ Daniel M. Friedberg	Chairman of the Board of Directors	March 12, 2024
Daniel M. Friedberg

/s/ Glenn A. Culpepper	Director	March 12, 2024
Glenn A. Culpepper

/s/ Audrey P. Dunning	Director	March 12, 2024
Audrey P. Dunning

/s/ Ronald L. Miller, Jr.	Director	March 12, 2024
Ronald L. Miller, Jr.

/s/ Stephen A. Nolan	Director	March 12, 2024
Stephen A. Nolan

/s/ Sarah R. Tomolonius	Director	March 12, 2024
Sarah R. Tomolonius

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Quest Resource Holding Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2024 expressed an unqualified opinion thereon.

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

Goodwill
Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company has $85.8 million of goodwill as of December 31, 2023, and the Company has determined that there has been no impairment.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following. We reviewed management’s analysis of indicators of impairment as of December 31, 2023 in consideration of the current operating loss, as well as EBITDA calculations and projections for future periods. We considered the Company’s historic trends and the industry outlook. We reviewed the Company’s market capitalization in comparison to the carrying value of net assets, noting market capitalization exceeded net asset carrying value.

Certified Public Accountants We have served as the Company’s auditor since 2010. Phoenix, Arizona March 12, 2024

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Quest Resource Holding Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Quest Resource Holding Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, Quest Resource Holding Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 12, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Certified Public Accountants

Phoenix, Arizona

March 12, 2024

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$324,014	$9,563,709
Accounts receivable, less allowance for doubtful accounts of $1,581,595 and $2,176,010 as of December 31, 2023 and 2022, respectively	58,147,058	45,891,144
Prepaid expenses and other current assets	2,142,071	2,310,423
Total current assets	60,613,143	57,765,276

Goodwill	85,828,238	84,258,206
Intangible assets, net	26,051,428	33,556,340
Property and equipment, net, and other assets	4,626,090	5,911,227
Total assets	$177,118,899	$181,491,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,296,166	$32,207,461
Other current liabilities	2,469,690	4,688,605
Current portion of notes payable	1,158,800	1,158,800
Total current liabilities	44,924,656	38,054,866

Notes payable, net	64,638,180	70,572,891
Other long-term liabilities	1,274,691	1,724,244
Total liabilities	110,837,527	110,352,001

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,161,400 and 19,696,006 shares issued and outstanding as of December 31, 2023 and 2022, respectively	20,161	19,696
Additional paid-in capital	176,309,463	173,876,319
Accumulated deficit	(110,048,252)	(102,756,967)
Total stockholders’ equity	66,281,372	71,139,048
Total liabilities and stockholders’ equity	$177,118,899	$181,491,049

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Revenue	$288,377,652	$284,037,823
Cost of revenue	238,312,950	235,182,337
Gross profit	50,064,702	48,855,486
Operating expenses:
Selling, general, and administrative	37,669,419	37,800,161
Depreciation and amortization	9,570,538	9,649,966
Total operating expenses	47,239,957	47,450,127
Operating income	2,824,745	1,405,359
Interest expense	(9,729,098)	(7,280,741)
Loss before taxes	(6,904,353)	(5,875,382)
Income tax expense	386,932	172,604
Net loss	$(7,291,285)	$(6,047,986)
Net loss per share applicable to common shareholders
Basic	$(0.36)	$(0.31)
Diluted	$(0.36)	$(0.31)
Weighted average number of common shares outstanding
Basic	20,123,221	19,473,786
Diluted	20,123,221	19,473,786

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2021	19,045,988	$19,046	$170,318,199	$(96,708,981)	$73,628,264
Stock-based compensation	—	—	1,283,568	—	1,283,568
Release of deferred stock units	28,650	29	(29)	—	—
Shares issued for Employee Stock Purchase Plan options	40,851	41	176,701	—	176,742
Stock option exercises	414,001	414	755,921	—	756,335
Stock issued for seller consideration	166,516	166	1,341,959	—	1,342,125
Net loss	—	—	—	(6,047,986)	(6,047,986)
Balance, December 31, 2022	19,696,006	19,696	173,876,319	(102,756,967)	71,139,048
Stock-based compensation	—	—	1,312,393	—	1,312,393
Shares issued for Employee Stock Purchase Plan options	46,916	47	224,392	—	224,439
Stock option exercises	418,478	418	896,359	—	896,777
Net loss	—	—	—	(7,291,285)	(7,291,285)
Balance, December 31, 2023	20,161,400	$20,161	$176,309,463	$(110,048,252)	$66,281,372

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,291,285)	$(6,047,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	805,821	744,858
Amortization of intangibles	9,142,590	9,221,513
Amortization of debt issuance costs and discounts	1,167,179	1,278,092
Provision for doubtful accounts	1,746,877	1,737,169
Stock-based compensation	1,312,393	1,283,568
Changes in operating assets and liabilities:
Accounts receivable	(13,712,192)	(4,175,117)
Prepaid expenses and other current assets	168,352	(355,221)
Security deposits and other assets	194,341	(389,867)
Accounts payable and accrued liabilities	7,279,608	(5,310,484)
Other liabilities	(2,176,027)	(326,929)
Net cash used in operating activities	(1,362,343)	(2,340,404)
Cash flows from investing activities:
Purchase of property and equipment	(259,000)	(836,043)
Purchase of intangible assets	(1,637,678)	(858,913)
Acquisitions, net of cash acquired	—	(2,636,127)
Net cash used in investing activities	(1,896,678)	(4,331,083)
Cash flows from financing activities:
Proceeds from credit facilities	91,418,447	80,550,435
Repayments of credit facilities	(90,410,992)	(75,547,138)
Proceeds from long-term debt	—	3,500,000
Repayments of long-term debt	(8,109,345)	(1,414,486)
Debt issuance costs	—	(214,550)
Proceeds from stock option exercises	896,777	756,335
Proceeds from shares issued for Employee Stock Purchase Plan	224,439	176,742
Net cash provided by (used in) financing activities	(5,980,674)	7,807,338
Net increase (decrease) in cash and cash equivalents	(9,239,695)	1,135,851
Cash and cash equivalents at beginning of period	9,563,709	8,427,858
Cash and cash equivalents at end of period	$324,014	$9,563,709

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company and Description of Business

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), and Quest Sustainability Services, Inc. (“QSS”) (collectively, “we,” “us,” or “our company”). The subsidiaries RWS Facility Services, LLC (“RWS”), Sustainable Solutions Group, LLC (“SSG”), and Sequoia Waste Management Solutions, LLC (“Sequoia”) were merged into Quest in 2023 and were subsequently dissolved as separate legal entities.

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

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2023 and 2022.

As Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

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

We use estimates when accounting for the carrying amounts of accounts receivable, goodwill and other intangible assets, deferred taxes, and the fair value of assets and liabilities acquired in business acquisitions and stock-based compensation expense, all of which are discussed in their respective notes to the consolidated financial statements.

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

As of December 31, 2023 and 2022, we had established an allowance of $1,581,595 and $2,176,010, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2023 and 2022, were as follows:

	Years ended December 31,
	2023	2022
Beginning balance	$2,176,010	$840,522
Bad debt expense	1,746,877	1,737,169
Uncollectible accounts written off, net	(2,341,292)	(401,681)
Ending balance	$1,581,595	$2,176,010

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

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and definite-lived intangible assets, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We did not recognize any impairment charges for long-lived assets during the years ended December 31, 2023 and 2022.

Goodwill

We record as goodwill the excess of the consideration transferred over the fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

market conditions, cost factors, and entity-specific events, such as market capitalization as compared to our book value. We performed our most recent goodwill impairment analysis in the third quarter of 2023 with no impairment recorded.

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

We sell our services and products primarily to customers without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. From year to year, the customers that exceed 10% of our annual revenue, if any, may change. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances for the years ended December 31, 2023 and 2022:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2023	2	29%	18%
2022	2	24%	18%

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2023 and 2022, advertising expense totaled $40,160 and $39,029, respectively.

Stock-Based Compensation

We measure all share-based payments, including grants of options to purchase common stock and the issuance of DSUs and RSUs to employees, third parties and board members, using a fair value-based method, in accordance with ASC Topic 718, Stock Compensation. All share-based awards have been classified as equity instruments and we recognize the vesting of the awards ratably over their respective terms. See Note 13 for a description of our share-based compensation plan and information related to awards granted under the plan.

We estimate the fair value of stock options using the Black-Scholes-Merton valuation model. Significant assumptions used in the calculation are as follows:

•
We have historically determined the expected term under the simplified method using an average of the contractual term and vesting period of the award. Beginning in 2023 we determine the expected life based on a weighted average of historical grants taking into account the vesting period of awards, time until exercise and expiration dates;
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

Restricted Stock Units

Beginning in 2023, non-employee directors received their annual board compensation in the form of restricted stock units (“RSU”s). The RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested.

Business Combinations

Our acquisitions are accounted for in accordance with ASC Topic 805, Business Combinations. In purchase accounting, identifiable assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets. Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives. See Note 3 for more information related to our most recent acquisition.

Our consolidated financial statements include the results of operations from the date of such acquisition.

We expense all acquisition-related costs as incurred in selling, general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on measuring credit losses on financial instruments. The amended guidance replaces current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a new forward-looking approach to estimate expected credit losses. We adopted the new standard on January 1, 2023. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements as pre-existing processes for estimating expected credit losses for trade receivables generally aligned with the expected credit loss model.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Pending Adoption

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to reportable segments, including significant segment expense categories and amounts for each reportable segment. Entities with a single reportable segment are required to provide the new disclosures required under ASC 280. This authoritative guidance is required to be applied retrospectively and will be effective for our annual disclosures beginning in 2024 and interim periods starting 2025. This guidance is only related to disclosures and is not expected to have a significant impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional disclosure related to the transparency and decision usefulness of income tax disclosures, including additional disclosure around the rate reconciliation and income taxes paid. The authoritative guidance should be applied prospectively and will be effective for us starting in 2025. Retrospective application is permitted. This guidance is only related to disclosures and is not expected to have a significant impact on our consolidated financial statements.

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

4. Property and Equipment, net, and Other Assets

At December 31, 2023 and 2022, Property and equipment, net, and other assets consisted of the following:

	As of December 31,
	2023	2022
Machinery and equipment	$3,321,220	$3,159,483
Office furniture and fixtures	573,686	568,040
Leasehold improvements	715,312	719,781
Computer equipment	451,329	676,197
Property and equipment, gross	5,061,547	5,123,501
Accumulated depreciation	(2,932,371)	(2,499,797)
Property and equipment, net	2,129,176	2,623,704
Right-of-use operating lease assets	1,862,455	2,385,870
Security deposits and other assets	634,459	901,653
Property and equipment, net, and other assets	$4,626,090	$5,911,227

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the year ended December 31, 2023 was $805,821, including $377,872 of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts. Depreciation expense for the year ended December 31, 2022 was $744,858, including $316,405 of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts.

We recorded right-of-use operating lease assets related to our office leases in accordance with ASC 842. Refer to Note 8, Leases for additional information.

On February 20, 2018 (the “Closing Date”), we entered into an Asset Purchase Agreement with Earth Media Partners, LLC to sell certain assets of our wholly owned subsidiary, Earth911, Inc., in exchange for a 19% interest in Earth Media Partners, LLC, which was recorded as an investment in the amount of $246,585 as of the Closing Date, and a potential future earn-out amount of approximately $350,000. The net assets sold related to the Earth911.com website business and consisted primarily of the website and its content and customers, deferred revenues, and accounts receivable as of the Closing Date. Earth911, Inc. was subsequently renamed Quest Sustainability Services, Inc. The carrying amount of our investment in Earth Media Partners, LLC is included in “Security deposits and other assets” and we have an accrued receivable in the amount of $320,167 and $327,667 related to the earn-out as of December 31, 2023 and 2022, respectively.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows:

December 31, 2023	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$17,636,463	$21,613,537
Software	7 years	4,230,291	1,819,287	2,411,004
Trademarks	7 years	2,026,163	657,331	1,368,832
Non-compete agreements	3 years	2,250,000	1,591,945	658,055
Total finite lived intangible assets		$47,756,454	$21,705,026	$26,051,428

December 31, 2022	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$9,808,855	$29,441,145
Software	7 years	2,609,374	1,541,500	1,067,874
Trademarks	7 years	2,009,403	370,137	1,639,266
Non-compete agreements	3 years	2,250,000	841,945	1,408,055
Total finite lived intangible assets		$46,118,777	$12,562,437	$33,556,340

Carrying Amount
Changes in goodwill:
Balance at December 31, 2021	$80,621,503
Addition related to acquisitions	541,766
RWS purchase price allocation adjustment	3,594,937
Purchase price adjustment	(500,000)
Balance at December 31, 2022	$84,258,206
RWS pre-acquisition adjustments	1,570,032
Balance at December 31, 2023	$85,828,238

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was approximately $9.1 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively.

We estimate future amortization expense as of December 31, 2023 to be approximately as follows:

Year Ending December 31,	Amount
2024	$9,150,459
2025	8,302,642
2026	6,704,479
2027	665,909
2028	559,417
Thereafter	668,522
Total	$26,051,428

We have no indefinite-lived intangible assets other than goodwill. $70.8 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill added in the prior years is deductible over its tax-basis life. We performed our goodwill impairment analysis in the third quarter of 2023 and 2022 with no impairment recorded in either period.

In 2023, we recorded a correction to the goodwill from the RWS acquisition completed in 2021. This adjustment resulted in a net increase of $1.6 million and $2.7 million to goodwill and accounts payable, respectively. We assessed the materiality of this correction on our consolidated financial statements for the year ended December 31, 2021 and concluded that the effect of this correction was not material, quantitatively or qualitatively, to the consolidated financial statements taken as a whole, or for any of the subsequent reporting periods. Accordingly, we recorded a charge to cost of revenue of $1.2 million in the fourth quarter of 2023, which was equally attributable to 2021 and 2022.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

In 2022, our adjustments to goodwill included a $3.6 million adjustment related to the RWS acquisition, $0.5 million related to our acquisition of an independent environmental services company, and $(0.5) million related to a prior year purchase price adjustment. In addition, in 2022 we recorded $2.8 million of intangible assets as part of our acquisition of an independent environmental services company. See Note 3 for more information on the 2022 acquisition.

6. Current Liabilities

The components of Accounts payable and accrued liabilities are as follows:

	As of December 31,
	2023	2022
Accounts payable	$38,600,461	$28,744,858
Accrued taxes	484,854	331,936
Employee compensation	1,478,826	1,812,028
Operating lease liability - current portion	493,928	489,938
Miscellaneous	238,097	828,701
	$41,296,166	$32,207,461

Refer to Note 8 for additional disclosure related to the operating lease liability.

The components of Other current liabilities are as follows:

	As of December 31,
	2023	2022
Deferred revenue	$1,509,690	$2,731,350
Deferred consideration - earn-out	960,000	1,957,255
	$2,469,690	$4,688,605

We made a $1.2 million earnout payment in 2023 related to an acquisition.

7. Notes Payable

Our debt obligations are as follows:

		Years ended December 31,
	Interest Rate (1)	2023	2022
Monroe Term Loan (2)	11.96%	$53,500,656	$61,073,151
Green Remedies Promissory Note (3)	3.00%	1,101,120	1,637,970
PNC ABL Facility (4)	7.50%	13,245,489	12,238,034
Total notes payable		67,847,265	74,949,155
Less: Current portion of long-term debt		(1,158,800)	(1,158,800)
Less: Unamortized debt issuance costs		(1,345,339)	(2,122,715)
Less: Unamortized OID		(185,793)	(288,643)
Less: Unamortized OID warrant		(519,153)	(806,106)
Notes payable, net		$64,638,180	$70,572,891

(1) Interest rates as of December 31, 2023
(2) Bears interest based on SOFR plus Applicable Margin ranging from 5.5% to 7.5%
(3) Stated interest rate of 3.0%
(4) Bears interest based on Adjusted Term SOFR plus a margin ranging from 1.75% to 2.25%

The future minimum principal payments as of December 31, 2023 are as follows:

Year Ending December 31,	Amount
2024	$1,158,850
2025	66,688,415
Total	$67,847,265

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

	December 31,
	2023	2022
Debt issuance costs
Beginning balance	$2,122,715	$2,637,483
Financing costs deferred	—	214,550
Less: Amortization expense	(777,376)	(729,318)
Debt issuance costs, net of accumulated amortization	$1,345,339	$2,122,715

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020, December 7, 2021, August 9, 2022 and December 2, 2022, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $25.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin ranging from 0.75% to 1.25% (no borrowings as of December 31, 2023), or the Adjusted Term SOFR Rate for the interest period in effect plus a margin ranging from 1.75% to 2.25% (7.50% as of December 31, 2023). The maturity date of the revolving credit facility is April 19, 2025. The revolving credit facility contains an accordion feature, subject to PNC’s approval, permitting the revolving credit facility to be increased by up to $10 million.

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

As of December 31, 2023, the ABL Facility borrowing base availability was $25,000,000, of which $13,245,489 principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was subsequently amended on September 3, 2021, December 1, 2021, December 7, 2021, August 9, 2022, and December 2, 2022, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $53.5 million as of December 31, 2023. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2025 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement)
•
An accordion term loan facility in the maximum principal amount of $5.3 million. Loans under the accordion loan facility may be requested at any time until the Maturity Date. Each accordion term loan shall be on the same terms as those applicable to the senior secured term loan. Proceeds of accordion term loans are permitted to be used for Permitted Acquisitions.

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

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028. We estimated the grant-date fair value of the warrants issued using the Black Scholes option pricing model and recorded a debt discount of approximately $766,000 in 2020 for the 500,000-share warrant and $536,000 in 2021 for the 350,000-share warrant which are being amortized over the term of the Credit Agreement. We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time and upon a date two years after the closing date of such agreement.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to the seller of Green Remedies in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the years ended December 31, 2023 and 2022 was $7,785,516 and $6,002,649, respectively. Debt issuance cost of $3,323,906 is being amortized to interest expense over the lives of the related debt arrangements. Interest expense related to amortization of debt issuance fees, debt discount costs and interest related to vendor supply chain financing programs was $1,943,582 and $1,278,092, respectively, for the years ended December 31, 2023 and 2022.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

8. Leases

Our leases are primarily related to office space and are classified as operating leases for which we recorded a right of use asset at the inception or amendment of each lease. Our primary leases include:

•
Primary headquarters in The Colony, Texas. On September 29, 2022, we executed an amendment to our corporate office lease, pursuant to which we reduced the amount of square space rented to approximately 16,200 square feet and extended the term from October 2022 to December 31, 2027. We recorded a right of use asset associated with this lease of approximately $1.6 million. This lease had a remaining term of 4.0 years at December 31, 2023. We used an effective interest rate of 4.56%, which was our incremental borrowing rate in effect at the date of the lease amendment as the lease does not provide a readily determinable implicit rate.
•
Chadds Ford, PA office. We recorded a right of use asset associated with this lease, which was modified in 2022, of approximately $716,000. The lease expires in October 2026. This lease had a remaining term of 2.8 years at December 31, 2023, and we used an effective interest rate of 7.5%, which was our incremental borrowing rate in effect at the acquisition date of RWS as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement.
•
Greenville, SC office. We recorded a right of use asset associated with this lease of approximately $255,000. The lease expires in December 2024. This lease had a remaining term of 0.9 years at December 31, 2023, and we used an effective interest rate of 8.75%, which was our incremental borrowing rate in effect at the acquisition date of the lease as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement.
•
Burlington, NC office. Our office lease in Burlington, NC was terminated effective December 31, 2023. The lessor was a related party that is owned by the seller of Green Remedies, which was acquired by us in 2020.

The future minimum lease payments required under our office leases as of December 31, 2023 are as follows:

Year Ending December 31,	Amount
2024	$573,969
2025	495,161
2026	484,441
2027	387,909
Total lease payments	1,941,480
Less: Interest	(172,861)
Present value of lease payments	$1,768,619

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases as of December 31, 2023 and 2022 are de minimis.

	As of December 31,
	2023	2022
Operating Leases
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,862,455	$2,385,870

Lease liabilities:
Accounts payable and accrued liabilities	$493,928	$489,938
Other long-term liabilities	1,274,691	1,724,244
Total operating lease liabilities	$1,768,619	$2,214,182

Lease Costs

For the years ended December 31, 2023 and 2022, we recorded $753,818 and $946,840, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the years ended December 31, 2023 and 2022.

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

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. We had certain management fee contracts accounted for under the net basis method with net revenue of $445,107 and $484,229 for the years ended December 31, 2023 and 2022, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. Two customers accounted for 29% of revenue for the year ended December 31, 2023, and two customers accounted for 24% of revenue for the year ended December 31, 2022. We operate primarily in the United States, with minor services in Canada.

	Year Ended December 31,
	2023	2022
Revenue Type:
Services	$277,280,099	$273,796,746
Product sales and other	11,097,553	10,241,077
Total revenue	$288,377,652	$284,037,823

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

As of December 31, 2023 and 2022 we had $0 and $566,667, respectively, of deferred contract costs. During the year ended December 31, 2023 and 2022, we amortized $333,333 and $408,333, respectively, of deferred contract costs to selling, general, and administrative expense.

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of December 31, 2023 and 2022, we had $1,509,690 and $2,731,350, respectively, of deferred revenue, which was classified in “Other current liabilities.”

10. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure those using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2023 and 2022, and we have recorded a valuation allowance of $17,413,000 and $13,999,000, respectively against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The components of net deferred taxes are as follows:

	As of December 31,
	2023	2022
Deferred tax assets (liabilities):
Net operating loss	$1,531,000	$1,447,000
Depreciation and amortization	7,336,000	5,490,000
Stock-based compensation	4,780,000	4,638,000
Interest expense	2,952,000	1,276,000
Capitalized software costs	(53,000)	(278,000)
Bonus accrual	210,000	284,000
Allowance for doubtful accounts	412,000	567,000
Other	245,000	575,000
Total deferred tax assets, net	17,413,000	13,999,000
Less: valuation allowance	(17,413,000)	(13,999,000)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 26%. We had state income tax expense of $386,932 and $172,604 for the years ended December 31, 2023 and 2022, respectively, which is attributable to state obligations for states with no net operating loss carryforwards, and the continued reserve against the benefit of the net operating losses at the federal level. The provision for income taxes consisted of the following:

	Years Ended December 31,
	2023	2022
Current	$386,932	$172,604
Deferred	—	—
Total	$386,932	$172,604

The reconciliation between the income tax expense calculated by applying statutory rates to net income (loss) and the income tax expense reported in the accompanying consolidated financial statements is as follows:

	Years Ended December 31,
	2023	2022
U.S. federal statutory rate applied to pretax loss	$(1,450,000)	$(1,234,000)
State taxes - current, net of federal benefit	386,932	172,604
State taxes - deferred	(428,000)	(411,000)
Permanent differences	(306,000)	(471,000)
Benefit of federal operating loss carryforwards	(332,000)	(845,000)
Change in state tax rates and other	(898,000)	100,000
Change in valuation allowance	3,414,000	2,861,000
	$386,932	$172,604

As of December 31, 2023 and 2022, we had federal income tax net operating loss carryforwards of approximately $5,900,000 and $5,600,000, respectively, which expire at various dates ranging from 2034 through 2037. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of the Company's net operating loss may be limited in future years.

As of December 31, 2023 and 2022, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2024. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2019 to 2023. Tax audits by their very nature are often complex and can require several years to complete.

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

12. Commitments and Contingencies

Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2023 and 2022.

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees. Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the plan. For the years ended December 31, 2023 and 2022, our plan contribution expense was $348,781 and $270,477, respectively.

13. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or were outstanding as of December 31, 2023 and 2022. Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 20,161,400 and 19,696,006 shares were issued and outstanding as of December 31, 2023 and 2022, respectively.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“ESPP”). We recorded expense of $102,899 and $92,180 related to the ESPP during the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, we issued an aggregate 46,916 shares of common stock for $224,439 all to employees under our ESPP, as follows:

•
On May 16, 2023, we issued 22,888 shares for $107,002 for options that vested and were exercised.
•
On November 15, 2023, we issued 24,028 shares for $117,437 for options that vested and were exercised.

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

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

Warrants

The following table summarizes the warrants issued and outstanding as of December 31, 2023:

Warrants Issued and Outstanding as of December 31, 2023
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding				850,000

No warrants were issued, exercised or expired during the years ended December 31, 2023 and 2022.

Incentive Compensation Plan

In October 2012, we adopted our 2012 Incentive Compensation Plan, as amended (the “2012 Plan”), as the sole plan for providing equity-based incentive compensation to our employees, non-employee directors, and other service providers. The 2012 Plan allows for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other incentive awards to our employees, non-employee directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates. The purpose of the 2012 Plan is to attract and retain individuals, further align employee and stockholder interests, and closely link compensation with our performance. The 2012 Plan is administered by the compensation committee of our board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the 2012 Plan is 4,830,437. The number of shares available for award under the 2012 Plan is subject to adjustment for certain corporate changes in accordance with the provisions of the 2012 Plan.

Stock Options

The following table summarizes the stock option activity from January 1, 2022 through December 31, 2023:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2022	3,280,585	$1.17 — $23.20	$2.87
Granted	384,889	$4.08 — $8.68	$5.23
Exercised	(414,001)	$1.51 — $6.40	$1.83
Canceled/Forfeited	(72,085)	$1.51 — $16.80	$5.76
Outstanding at December 31, 2022	3,179,388	$1.17 — $23.20	$3.23
Granted	152,500	$5.50	$5.50
Exercised	(418,478)	$1.17 — $4.08	$2.14
Canceled/Forfeited	(44,397)	$1.51 — $21.20	$14.42
Outstanding at December 31, 2023	2,869,013	$1.17 — $23.20	$3.33

The weighted-average grant-date fair value of options granted was $3.53 and $3.36 for the years ended December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, the intrinsic value of options outstanding was $11,623,637 and $9,841,358, respectively, and the intrinsic value of options exercisable was $10,877,904 and $8,422,306, respectively.

The following additional information applies to options outstanding at December 31, 2023:

Range of Exercise Prices	Outstanding at December 31, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2023	Weighted- Average Exercise Price
$1.17 — $23.20	2,869,013	5.5	$3.33	2,491,466	$3.02

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements – Continued

The following additional information applies to options outstanding at December 31, 2022:

Range of Exercise Prices	Outstanding at December 31, 2022	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2022	Weighted- Average Exercise Price
$1.17 — $23.20	3,179,388	6.1	$3.23	2,504,292	$2.98

Stock-Based Compensation

Stock-based compensation expense for stock-based incentive awards was $881,397 and $994,361 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately $1.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2 years.

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

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2023 and 2022 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022
Expected volatility	69%	71%
Risk-free interest rate	3.58%	2.79%
Expected dividends	0.00%	0.00%
Expected term in years	6.0	5.9

Deferred Stock Units

During the year ended December 31, 2023, we granted 6,131 DSUs and recorded director compensation expense of $40,732 related to the grants. In addition, during the year ended December 31, 2023, we granted 14,089 DSUs to executive employees and recorded compensation expense of $118,162. During the year ended December 31, 2022, we granted 6,719 DSUs and recorded director compensation expense of $39,142 related to the grants. In addition, during the year ended December 31, 2022, we granted 35,201 DSUs to executive employees and recorded compensation expense of $157,885. We had 231,635 and 211,415 DSUs outstanding at December 31, 2023 and 2022, respectively.

Restricted Stock Units

During the year ended December 31, 2023, we granted restricted stock units (“RSUs”) to nonemployee directors as part of their annual board compensation. The RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. During the year ended December 31, 2023, we granted 61,056 RSUs and recorded director compensation expense of $169,203 related to the grants. We had 61,056 and 0 RSUs outstanding at December 31, 2023 and 2022, respectively. These RSUs were not vested at December 31, 2023.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(7,291,285)	$(6,047,986)
Denominator:
Weighted average common shares outstanding, basic	20,123,221	19,473,786
Effect of dilutive securities	—	—
Weighted average common shares outstanding, diluted	20,123,221	19,473,786
Net loss per share
Basic	$(0.36)	$(0.31)
Diluted	$(0.36)	$(0.31)
Anti-dilutive securities excluded from diluted net loss per share
Stock options	62,968	244,907
Total anti-dilutive securities excluded from diluted net loss per share	62,968	244,907

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Years Ended December 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$8,568,312	$5,720,406
Cash paid for income taxes	$366,361	$330,866

Supplemental non-cash activities:
Seller consideration settled in shares of common stock	$—	$1,342,125

16. Related Party Transactions

See Note 7 for further information regarding a promissory note issued to the seller of Green Remedies in connection with the Green Remedies acquisition.