Form 10-Q
period 2024-03-31
Quest Resource Holding Corp
filed 2024-05-09
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, there were 20,229,821 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$581,079	$324,014
Accounts receivable, less allowance for doubtful accounts of $1,958,062 and $1,581,595 as of March 31, 2024 and December 31, 2023, respectively	60,435,454	58,147,058
Prepaid expenses and other current assets	1,842,683	2,142,071
Total current assets	62,859,216	60,613,143

Goodwill	85,828,238	85,828,238
Intangible assets, net	24,069,119	26,051,428
Property and equipment, net, and other assets	6,215,293	4,626,090
Total assets	$178,971,866	$177,118,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,851,661	$41,296,166
Other current liabilities	2,017,261	2,469,690
Current portion of notes payable	1,158,800	1,158,800
Total current liabilities	43,027,722	44,924,656

Notes payable, net	68,466,859	64,638,180
Other long-term liabilities	1,166,633	1,274,691
Total liabilities	112,661,214	110,837,527

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,229,821 and 20,161,400 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	20,230	20,161
Additional paid-in capital	176,994,000	176,309,463
Accumulated deficit	(110,703,578)	(110,048,252)
Total stockholders’ equity	66,310,652	66,281,372
Total liabilities and stockholders’ equity	$178,971,866	$177,118,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue	$72,651,321	$74,113,703
Cost of revenue	58,614,865	61,483,944
Gross profit	14,036,456	12,629,759
Operating expenses:
Selling, general, and administrative	9,798,369	9,417,436
Depreciation and amortization	2,362,104	2,424,844
Total operating expenses	12,160,473	11,842,280
Operating income	1,875,983	787,479
Interest expense	(2,471,961)	(2,443,028)
Loss before taxes	(595,978)	(1,655,549)
Income tax expense	59,348	368,504
Net loss	$(655,326)	$(2,024,053)
Net loss per share applicable to common shareholders
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)
Weighted average number of common shares outstanding
Basic	20,380,066	19,931,711
Diluted	20,380,066	19,931,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31 2023	20,161,400	$20,161	$176,309,463	$(110,048,252)	$66,281,372
Stock-based compensation	—	—	356,870	—	356,870
Stock option exercises	68,421	69	327,667	—	327,736
Net loss	—	—	—	(655,326)	(655,326)
Balance, March 31, 2024	20,229,821	$20,230	$176,994,000	$(110,703,578)	$66,310,652

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2022	19,696,006	$19,696	$173,876,319	$(102,756,967)	$71,139,048
Stock-based compensation	—	—	298,431	—	298,431
Stock option exercises	28,166	28	62,520	—	62,548
Net loss	—	—	—	(2,024,053)	(2,024,053)
Balance, March 31, 2023	19,724,172	$19,724	$174,237,270	$(104,781,020)	$69,475,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(655,326)	$(2,024,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	172,985	238,163
Amortization of intangibles	2,322,912	2,270,805
Amortization of debt issuance costs and discounts	290,459	291,794
Provision for doubtful accounts	568,675	243,909
Stock-based compensation	356,870	298,431
Changes in operating assets and liabilities:
Accounts receivable	(2,857,071)	2,068,972
Prepaid expenses and other current assets	299,388	(96,682)
Security deposits and other assets	26,288	28,597
Accounts payable and accrued liabilities	(1,724,567)	1,122,745
Other liabilities	(452,821)	(1,465,220)
Net cash provided by (used in) operating activities	(1,652,208)	2,977,461
Cash flows from investing activities:
Purchase of property and equipment	(1,922,927)	(29,206)
Purchase of intangible assets	(340,603)	(211,515)
Net cash used in investing activities	(2,263,530)	(240,721)
Cash flows from financing activities:
Proceeds from credit facilities	27,547,858	17,076,405
Repayments of credit facilities	(23,313,078)	(19,344,461)
Repayments of long-term debt	(289,713)	(289,713)
Proceeds from stock option exercises	327,736	62,548
Debt issuance costs	(100,000)	—
Net cash provided (used in) by financing activities	4,172,803	(2,495,221)
Net increase in cash and cash equivalents	257,065	241,519
Cash and cash equivalents at beginning of period	324,014	9,563,709
Cash and cash equivalents at end of period	$581,079	$9,805,228

Supplemental cash flow information:
Cash paid for interest	$2,135,377	$2,099,611
Cash paid for income taxes, net	$1,400	$6,476
Supplemental non-cash investing and financing activities:
Debt issuance costs	$306,847	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company and Description of Business

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Landfill Diversion Innovations, LLC (“LDI”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), and Quest Sustainability Services, Inc. (“QSS”) (collectively, “we”, “us”, or “our company”).

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

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2024 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2023 condensed consolidated balance sheet data from audited financial statements; however, we did not include all disclosures required by GAAP. As QRHC, Quest, LDI, Youchange, QVC, QV One, and QSS each operate as environmental-based service companies, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to reportable segments, including significant segment expense categories and amounts for each reportable segment. Entities with a single reportable segment are required to provide the new disclosures required under Accounting Standards Codification (“ASC”) 280. This authoritative guidance is required to be applied retrospectively and will be effective for our annual disclosures beginning in 2024 and interim periods starting 2025. This guidance is only related to disclosures and is not expected to have a significant impact on our consolidated financial statements.

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

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Beginning balance	$1,581,595	$2,176,010
Bad debt expense	568,675	243,909
Uncollectible accounts written off, net of recoveries	(192,208)	(145,379)
Ending balance	$1,958,062	$2,274,540

4. Property and Equipment, Net, and Other Assets

At March 31, 2024 and December 31, 2023, property and equipment, net, and other assets consisted of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Property and equipment, net of accumulated depreciation of $3,105,356 and $2,932,371 as of March 31, 2024 and December 31, 2023, respectively	$3,879,118	$2,129,176
Right-of-use operating lease assets	1,725,715	1,862,455
Security deposits and other assets	610,460	634,459
Property and equipment, net, and other assets	$6,215,293	$4,626,090

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended March 31, 2024 was $172,985, including $133,793 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations as it related to assets used in directly servicing customer contracts. Depreciation expense for the three months ended March 31, 2023 was $238,163, including $84,123 of depreciation expense reflected within “Cost of revenue.”

We purchased 116 compactors, which were previously leased, and related equipment in the first quarter of 2024 for approximately $1.6 million. We purchased an additional 92 compactors and related equipment, which were also previously leased, on April 1, 2024 for approximately $1.5 million. All of the equipment is located at various customer locations. We subsequently financed 80% of the aggregate purchase price with draws on our PNC equipment term loan in the second quarter of 2024. Refer to Note 7, Notes Payable for additional information.

Right-of-use operating lease assets related to our office leases are recognized in accordance with ASC 842. Refer to Note 8, Leases for additional information.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

March 31, 2024 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$19,597,196	$19,652,804
Software	7 years	4,570,895	1,921,671	2,649,224
Trademarks	7 years	2,026,163	729,627	1,296,536
Non-compete agreements	3 years	2,250,000	1,779,445	470,555
Total finite lived intangible assets		$48,097,058	$24,027,939	$24,069,119

December 31, 2023	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$17,636,463	$21,613,537
Software	7 years	4,230,291	1,819,287	2,411,004
Trademarks	7 years	2,026,163	657,331	1,368,832
Non-compete agreements	3 years	2,250,000	1,591,945	658,055
Total finite lived intangible assets		$47,756,454	$21,705,026	$26,051,428

March 31, 2024 (Unaudited) and December 31, 2023	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$85,828,238

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $2.3 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively.

We have no indefinite-lived intangible assets other than goodwill. $70.8 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2023 with no impairment recorded.

6. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Accounts payable	$36,341,674	$38,600,461
Accrued taxes	555,250	484,854
Employee compensation	2,215,418	1,478,826
Operating lease liabilities - current portion	479,482	493,928
Miscellaneous	259,837	238,097
	$39,851,661	$41,296,166

Refer to Note 8, Leases for additional disclosure related to the operating lease liabilities.

The components of Other current liabilities were as follows:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Deferred revenue	$2,017,261	$1,509,690
Deferred consideration - earn-out	—	960,000
	$2,017,261	$2,469,690

We made a $1.0 million earn-out payment in the first quarter of 2024 related to an acquisition.

7. Notes Payable

Our debt obligations were as follows:

	Interest	March 31,	December 31,
	Rate (1)	2024	2023
		(Unaudited)
Monroe Term Loan (2)	12.44%	$53,345,156	$53,500,656
PNC ABL Facility (3)	7.73%	17,480,269	13,245,489
Green Remedies Promissory Note (4)	3.00%	966,907	1,101,120
Total notes payable		71,792,332	67,847,265
Less: Current portion of long-term debt		(1,158,800)	(1,158,800)
Less: Unamortized debt issuance costs		(1,559,178)	(1,345,339)
Less: Unamortized OID		(160,080)	(185,793)
Less: Unamortized OID warrant		(447,415)	(519,153)
Notes payable, net		$68,466,859	$64,638,180

(1) Interest rates as of March 31, 2024
(2) Bears interest based on SOFR plus Applicable Margin ranging from 5.5% to 7.5%
(3) Bears interest based on Term SOFR plus a margin of 2.25%
(4) Stated interest rate of 3.0%

We capitalize financing costs we incur related to implementing our debt arrangements. We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in debt issuance costs.

March 31,
2024

Debt issuance costs, net of accumulated amortization
Balance at December 31, 2023	$1,345,339
Financing costs deferred	406,847
Less: Amortization expense	(193,008)
Balance at March 31, 2024 (Unaudited)	$1,559,178

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020, December 7, 2021, August 9, 2022, December 2, 2022, and March 29, 2024 with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, and which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $35.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin of 1.25% (no borrowings as of March 31, 2024), or the Term SOFR Rate for the interest period in effect plus a margin of 2.25% (7.73% as of March 31, 2024). The maturity date of the revolving credit facility is April 19, 2026. The PNC Loan Agreement also provides for an equipment term loan facility in the maximum principal amount of $5.0 million. The equipment term loan, which had no borrowings as of March 31, 2024, bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 2.0%, or the Term SOFR Rate for the interest period in effect plus a margin of 3.0%. As further discussed in Note 4, we drew $2.5 million on the equipment term loan in April 2024 to fund 80% of the aggregate purchase price of certain compactors and related equipment.

As of March 31, 2024, the ABL Facility borrowing base availability was $33,067,432, of which $17,480,269 principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was subsequently amended on September 3, 2021, December 1, 2021, December 7, 2021, December 2, 2022, and March 29, 2024 with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $53.3 million as of March 31, 2024. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2026 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
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

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to Green Remedies Waste and Recycling, Inc. in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the three months ended March 31, 2024 and 2023 was $1,973,716 and $1,956,089, respectively. Interest expense related to amortization of debt issuance fees, and debt discount costs as well as interest related to vendor supply chain financing programs totaled $498,245 and $486,939, respectively, for the three months ended March 31, 2024 and 2023.

8. Leases

Our leases are primarily related to office space and are classified as operating leases.

Lease Costs

For the three months ended March 31, 2024 and 2023, we recorded approximately $178,000 and $190,000, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the three months ended March 31, 2024 and 2023. We did not obtain any new operating lease right-of-use assets in the three months ended March 31, 2024.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet. Right-of-use assets and related liabilities related to finance leases at March 31, 2024 are de minimis.

	March 31,	December 31,
	2024	2023
Operating leases:	(Unaudited)
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,725,715	$1,862,455

Lease liabilities:
Accounts payable and accrued liabilities	$479,482	$493,928
Other long-term liabilities	1,166,633	1,274,691
Total operating lease liabilities	$1,646,115	$1,768,619

9. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations. Our service revenue is primarily generated from fees charged for the collection, transfer, disposal and recycling services and from sales of commodities by our recycling operations. In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid, as well as minor ancillary services.

Revenue Recognition

We recognize revenue as services are performed or products are delivered. For example, we recognize revenue as waste and recyclable material are collected or when products are delivered. We recognize revenue net of any contracted pricing discounts or rebate arrangements.

We generally recognize revenue for the gross amount of consideration received when we hold complete responsibility to the customer for contract fulfillment, making us the primary obligor (or principal). Depending on the key terms of the arrangement, which may include situations in which we are not the primary obligor, do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. During the three months ended March 31, 2024 and 2023, we had certain management fee contracts accounted for under the net basis method with net revenue totaling $121,005 and $71,236, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. Two customers accounted for an aggregate of 36.3% of revenue for the three months ended March 31, 2024 and two customers accounted for 26.3% of revenue for the three months ended March 31, 2023. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenue Type:
Services	$69,801,492	$71,306,740
Product sales and other	2,849,829	2,806,963
Total revenue	$72,651,321	$74,113,703

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of March 31, 2024 and December 31, 2023, we had $2,017,261 and $1,509,690, respectively, of deferred revenue which was classified in “Other current liabilities.”

10. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax expense of $59,348 and $368,504 for the three months ended March 31, 2024 and 2023, respectively, which was attributable to state tax obligations for states with no net operating loss carryforwards, the continuing reserve against the benefit of net operating loss carryforwards at the federal level, and other timing differences.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our deferred tax assets was not reasonably assured as of March 31, 2024 and December 31, 2023, and we had recorded a valuation allowance of $17,565,000 and $17,413,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2024 and December 31, 2023, we had federal income tax net operating loss carryforwards of approximately $3,200,000 and $5,900,000, respectively, which expire at various dates ranging from 2034-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 20,229,821 and 20,161,400 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (as amended, the “ESPP”). We recorded expense of $20,551 and $22,910 related to the ESPP for the three months ended March 31, 2024 and 2023, respectively.

Warrants – The following table summarizes the warrants issued and outstanding as of March 31, 2024:

Warrants Issued and Outstanding as of March 31, 2024
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable Warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding (Unaudited)				850,000

Stock Options – We recorded stock option expense of $145,816 and $250,254 for the three months ended March 31, 2024 and 2023, respectively. The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2023	2,869,013	$1.17 — $23.20	$3.33
Exercised	(68,421)	$3.83 — $6.40	$4.79
Cancelled/Forfeited	(30,328)	$1.83 — $6.30	$3.55
Outstanding at March 31, 2024 (Unaudited)	2,770,264	$1.17 — $23.20	$3.29

Deferred Stock Units – Nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”). The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the three months ended March 31, 2024, we granted 2,772 DSUs and recorded director compensation expense of $20,598 related to the grants. In addition, during the three months ended March 31, 2024, we granted 1,195 DSUs to executive employees and recorded compensation expense of $58,329, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees. We had 235,602 and 231,635 DSUs outstanding at March 31, 2024 and December 31, 2023, respectively.

Restricted Stock Units - Restricted Stock Units (“RSUs”) are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. All outstanding unvested RSUs currently have one year vesting terms. During the three months ended March 31, 2024, we recorded director compensation expense of $111,576 related to 2023 RSU grants. We had 61,056 RSUs outstanding at March 31, 2024 and December 31, 2023. These RSUs were not vested at March 31, 2024.

13. Net Loss per Share

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(655,326)	$(2,024,053)
Denominator:
Weighted average common shares outstanding, basic	20,380,066	19,931,711
Effect of dilutive common shares	—	—
Weighted average common shares outstanding, diluted	20,380,066	19,931,711
Net loss per share:
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)
Anti-dilutive securities excluded from diluted net loss per share:
Stock options	62,968	82,657

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of an ASU on our consolidated financial statements; any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors, including the state of the U.S. economy in general, general economic conditions and the potential effect of inflationary pressures and increased interest rates on our cost of doing business, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

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

Three Months Ended March 31, 2024 and 2023 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenue	$72,651,321	$74,113,703
Cost of revenue	58,614,865	61,483,944
Gross profit	14,036,456	12,629,759
Operating expenses:
Selling, general, and administrative	9,798,369	9,417,436
Depreciation and amortization	2,362,104	2,424,844
Total operating expenses	12,160,473	11,842,280
Operating income	1,875,983	787,479
Interest expense	(2,471,961)	(2,443,028)
Loss before taxes	(595,978)	(1,655,549)
Income tax expense	59,348	368,504
Net loss	$(655,326)	$(2,024,053)

Three Months Ended March 31, 2024, compared to Three Months Ended March 31, 2023

Global Economic Trends

There has been heightened uncertainty in the macroeconomic environment, and concerns that the U.S. economy may fall into a recession since the Federal Reserve began aggressively raising interest rates in March 2022 to address persistently high inflation. There are also significant geopolitical concerns, including the current conflict between Ukraine and Russia and the Israel-Hamas war, which have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the quarter ended March 31, 2024, revenue was $72.7 million, a decrease of $1.5 million, or 2.0%, compared to $74.1 million for the quarter ended March 31, 2023.

The slight decline in revenue was attributable to lower volumes from three customers, whose margins were lower overall than the rest of the business, resulting in a decrease of revenues of approximately $7 million. This was partially offset by strong overall demand for the remaining business which contributed approximately $5 million in additional revenue, an increase of 8% from the same period in 2023.

Cost of Revenue/Gross Profit

Cost of revenue decreased $2.9 million to $58.6 million for the quarter ended March 31, 2024 from $61.5 million for the quarter ended March 31, 2023. The changes were primarily due to the same reasons impacting the decrease in revenue.

Gross profit for the quarter ended March 31, 2024 was $14.0 million, an increase of $1.4 million, compared to $12.6 million for the quarter ended March 31, 2023. The gross profit margin was 19.3% for the quarter ended March 31, 2024 compared to 17.0% for the same quarter of 2023. The changes in gross profit and gross profit margin percentage for the quarter were primarily due to the net impacts of the changes in both revenue and cost of revenue combined with broad margin gains across most of our business.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recyclable materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, price changes for recyclable materials, the cost and mix of subcontracted services provided in any one reporting period, and the timing of acquisitions and integration. Volumes of waste and recyclable materials generated by our customers is impacted period to period based on several factors including their production or sales levels, demand of their product or services in the market, supply chain reliability, and labor force stability, among other business factors.

Operating Expenses

Operating expenses were $12.2 million and $11.8 million for the quarters ended March 31, 2024 and 2023, respectively.

Selling, general, and administrative expenses were $9.8 million and $9.4 million for the quarters ended March 31, 2024 and 2023, respectively. Selling, general, and administrative expenses for the quarter were mostly flat compared to the prior year period.

Operating expenses for the quarters ended March 31, 2024 and 2023 included depreciation and amortization of $2.4 million and $2.4 million, respectively.

Interest Expense

Interest expense was $2.5 million and $2.4 million for the quarters ended March 31, 2024 and 2023, respectively. The slight increase is primarily due to increases in base interest rates, partially offset by reduced borrowings from voluntary paydowns on the term loan in 2023. We are amortizing debt issuance costs of $3.7 million and OID of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income tax of $59,348 and $368,504 for the quarters ended March 31, 2024 and 2023, respectively. The provision for income tax is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all our deferred tax assets (“DTAs”) as of both March 31, 2024 and December 31, 2023. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the quarter ended March 31, 2024 was $(0.7) million compared to net loss of $(2.0) million for the quarter ended March 31, 2023. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integration.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.03) and $(0.10) for the quarters ended March 31, 2024 and 2023, respectively.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.4 million and 19.9 million for the three months ended March 31, 2024 and 2023, respectively.

Adjusted EBITDA

For the three months ended March 31, 2024, Adjusted EBITDA (as defined below), a non-GAAP financial measure, increased 28.4% to $5.1 million from $4.0 million for the three months ended March 31, 2023.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP. For the three months ended March 31, 2024, other adjustments included certain professional fees as well as certain administrative fees related to borrowings. For the three months ended March 31, 2023, other adjustments included earn-out adjustments, severance and project costs as well as certain administrative costs related to borrowings.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	As Reported
	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net loss	$(655,326)	$(2,024,053)
Depreciation and amortization	2,495,897	2,508,967
Interest expense	2,471,961	2,443,028
Stock-based compensation expense	356,870	298,431
Acquisition, integration and related costs	41,884	477,601
Other adjustments	349,470	(85,593)
Income tax expense	59,348	368,504
Adjusted EBITDA	$5,120,104	$3,986,885

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, was $1.7 million for the three months ended March 31, 2024, compared with $0.6 million for the three months ended March 31, 2023. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as two of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the three months ended March 31, 2024 and 2023 are calculated as follows:

	As Reported
	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Reported net loss (a)	$(655,326)	$(2,024,053)
Adjustments:
Amortization of intangibles (b)	2,322,912	2,221,669
Acquisition, integration and related costs (c)	41,884	477,601
Other adjustments (d)	—	(76,326)
Adjusted net income	$1,709,470	$598,891

Diluted earnings per share:
Reported net loss	$(0.03)	$(0.10)
Adjusted net income	$0.08	$0.03

Weighted average number of common shares outstanding:
Diluted (e)	22,549,593	22,158,132

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustments to earn-out fair value
(e) Reflects adjustment for dilution as adjusted net income is positive

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had $0.6 million and $0.3 million in cash and cash equivalents, respectively. Working capital was $19.8 million and $15.7 million as of March 31, 2024 and December 31, 2023, respectively.

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

We believe our existing cash and cash equivalents of $0.6 million, our borrowing availability under our $35.0 million ABL Facility (as defined and discussed in Note 7 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2024 and 2023.

Cash Flows from Operating Activities

Net cash used in operating activities was $(1.7) million for the three months ended March 31, 2024 compared with net cash provided by operating activities of $3.0 million for the three months ended March 31, 2023.

Net cash used in operating activities for the three months ended March 31, 2024 related primarily to the net effect of the following:

•
net loss of $(0.7) million;
•
non-cash items of $3.7 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash used in the net change in operating assets and liabilities of $(4.7) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities. This includes an earn-out payment of $(1.0) million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 was $(2.3) million and primarily related to the purchase of $(1.6) million in compactors and related equipment. Cash used in investing activities for the three months ended March 31, 2023 was $(0.2) million. Other investing activities are primarily from purchases of intangible assets such as software development costs and other property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $4.2 million, primarily from net borrowings of $4.2 million on our ABL Facility. Net cash used in financing activities for the three months ended March 31, 2023 was $(2.5) million, primarily from net repayments of $2.3 million on our ABL Facility. See Note 7 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the three months ended March 31, 2024 and 2023. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

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
10.1

Fifth Amendment to Credit Agreement, dated March 29, 2024, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 2, 2024).

10.2

Fourth Amendment to Loan, Security and Guaranty Agreement, dated as of March 29, 2024, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC and Global Alerts, LLC (incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 2, 2024).

10.3

Second Amendment to Intercreditor Agreement, dated as of March 29, 2024, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC (incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 2, 2024).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 9, 2024	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer