Form 10-Q
period 2024-06-30
Quest Resource Holding Corp
filed 2024-08-08
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, there were 20,383,453 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$957,545	$324,014
Accounts receivable, less allowance for doubtful accounts of $1,888,307 and $1,581,595 as of June 30, 2024 and December 31, 2023, respectively	62,461,546	58,147,058
Prepaid expenses and other current assets	2,574,903	2,142,071
Total current assets	65,993,994	60,613,143

Goodwill	85,828,238	85,828,238
Intangible assets, net	22,090,996	26,051,428
Property and equipment, net, and other assets	7,838,824	4,626,090
Total assets	$181,752,052	$177,118,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,425,670	$41,296,166
Other current liabilities	1,766,502	2,469,690
Current portion of notes payable	1,158,800	1,158,800
Total current liabilities	44,350,972	44,924,656

Notes payable, net	70,748,371	64,638,180
Other long-term liabilities	1,057,136	1,274,691
Total liabilities	116,156,479	110,837,527

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,357,224 and 20,161,400 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	20,357	20,161
Additional paid-in capital	177,793,202	176,309,463
Accumulated deficit	(112,217,986)	(110,048,252)
Total stockholders’ equity	65,595,573	66,281,372
Total liabilities and stockholders’ equity	$181,752,052	$177,118,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$73,145,252	$74,497,295	$145,796,573	$148,610,998
Cost of revenue	59,613,428	60,992,466	118,228,293	122,476,410
Gross profit	13,531,824	13,504,829	27,568,280	26,134,588
Operating expenses:
Selling, general, and administrative	9,385,489	9,212,270	19,183,858	18,629,706
Depreciation and amortization	2,364,639	2,452,258	4,726,743	4,877,102
Total operating expenses	11,750,128	11,664,528	23,910,601	23,506,808
Operating income	1,781,696	1,840,301	3,657,679	2,627,780
Interest expense	(2,611,991)	(2,556,103)	(5,083,952)	(4,999,131)
Loss before taxes	(830,295)	(715,802)	(1,426,273)	(2,371,351)
Income tax expense	684,113	170,779	743,461	539,283
Net loss	$(1,514,408)	$(886,581)	$(2,169,734)	$(2,910,634)
Net loss per share applicable to common stockholders
Basic	$(0.07)	$(0.04)	$(0.11)	$(0.15)
Diluted	$(0.07)	$(0.04)	$(0.11)	$(0.15)
Weighted average number of common shares outstanding
Basic	20,507,242	19,962,031	20,446,364	19,946,954
Diluted	20,507,242	19,962,031	20,446,364	19,946,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31 2023	20,161,400	$20,161	$176,309,463	$(110,048,252)	$66,281,372
Stock-based compensation	—	—	356,870	—	356,870
Stock option exercises	68,421	69	327,667	—	327,736
Net loss	—	—	—	(655,326)	(655,326)
Balance, March 31, 2024	20,229,821	20,230	176,994,000	(110,703,578)	66,310,652
Stock-based compensation	—	—	362,867	—	362,867
Stock option exercises	102,640	102	286,915	—	287,017
Shares issued for Employee Stock Purchase Plan options	24,763	25	149,420	—	149,445
Net loss	—	—	—	(1,514,408)	(1,514,408)
Balance, June 30, 2024	20,357,224	$20,357	$177,793,202	$(112,217,986)	$65,595,573

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2022	19,696,006	$19,696	$173,876,319	$(102,756,967)	$71,139,048
Stock-based compensation	—	—	298,431	—	298,431
Stock option exercises	28,166	28	62,520	—	62,548
Net loss	—	—	—	(2,024,053)	(2,024,053)
Balance, March 31, 2023	19,724,172	19,724	174,237,270	(104,781,020)	69,475,974
Stock-based compensation	—	—	362,319	—	362,319
Stock option exercises	35,000	35	52,815	—	52,850
Shares issued for Employee Stock Purchase Plan options	22,888	23	106,979	—	107,002
Net loss	—	—	—	(886,581)	(886,581)
Balance, June 30, 2023	19,782,060	$19,782	$174,759,383	$(105,667,601)	$69,111,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,169,734)	$(2,910,634)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	453,039	494,453
Amortization of intangibles	4,648,451	4,553,486
Amortization of debt issuance costs and discounts	549,116	583,589
Provision for doubtful accounts	573,813	570,359
Stock-based compensation	719,737	660,750
Changes in operating assets and liabilities:
Accounts receivable	(4,888,301)	(155,818)
Prepaid expenses and other current assets	(432,832)	(843,078)
Security deposits and other assets	218,199	220,666
Accounts payable and accrued liabilities	187,253	4,426,971
Other liabilities	(703,188)	(1,282,948)
Net cash provided by (used in) operating activities	(844,447)	6,317,796
Cash flows from investing activities:
Purchase of property and equipment	(4,159,276)	(165,353)
Purchase of intangible assets	(688,019)	(669,867)
Net cash used in investing activities	(4,847,295)	(835,220)
Cash flows from financing activities:
Proceeds from credit facilities	53,759,218	40,145,428
Repayments of credit facilities	(49,712,728)	(46,904,436)
Proceeds from long-term debt	2,517,080	—
Repayments of long-term debt	(579,425)	(5,529,920)
Proceeds from stock option exercises	614,753	115,398
Proceeds from shares issued for Employee Stock Purchase Plan	149,445	107,002
Debt issuance costs	(423,070)	—
Net cash provided (used in) by financing activities	6,325,273	(12,066,528)
Net increase (decrease) in cash and cash equivalents	633,531	(6,583,952)
Cash and cash equivalents at beginning of period	324,014	9,563,709
Cash and cash equivalents at end of period	$957,545	$2,979,757

Supplemental cash flow information:
Cash paid for interest	$4,553,763	$4,401,300
Cash paid for income taxes, net	$200,000	$285,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company and Description of Business

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Quest Equipment, LLC (“QE”), formerly known as Landfill Diversion Innovations, LLC, Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), and Quest Sustainability Services, Inc. (“QSS”) (collectively, “we”, “us”, or “our company”).

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2024 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2023 condensed consolidated balance sheet data from audited financial statements. As QRHC, Quest, QE, Youchange, QVC, QV One, and QSS each operate as an environmental-based service company, we did not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Beginning balance	$1,958,062	$2,274,540	$1,581,595	$2,176,010
Bad debt expense	5,138	326,450	573,813	570,359
Uncollectible accounts written off, net of recoveries	(74,893)	(505,043)	(267,101)	(650,422)
Ending balance	$1,888,307	$2,095,947	$1,888,307	$2,095,947

4. Property and Equipment, Net, and Other Assets

At June 30, 2024 and December 31, 2023, property and equipment, net, and other assets consisted of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Property and equipment, net of accumulated depreciation of $3,380,977 and $2,932,371 as of June 30, 2024 and December 31, 2023, respectively	$5,635,413	$2,129,176
Right-of-use operating lease assets	1,587,152	1,862,455
Security deposits and other assets	616,259	634,459
Property and equipment, net, and other assets	$7,838,824	$4,626,090

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended June 30, 2024 was $280,054, including $240,954 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts and was $453,039 for the six months ended June 30, 2024, including $374,747 of depreciation expense reflected within “Cost of revenue”. Depreciation expense for the three months ended June 30, 2023 was $256,291, including $86,714 of depreciation expense reflected within “Cost of revenue”, and was $494,453 for the six months ended June 30, 2023, including $170,837 of depreciation expense reflected in “Cost of revenue”.

During the six months ended June 30, 2024, we purchased 208 compactors and related equipment for approximately $3.1 million. This equipment, which we previously leased, is located at various customer locations. In connection with the purchase, we financed 80% of the aggregate purchase price with draws on our PNC equipment term loan. Refer to Note 7, Notes Payable for additional information.

Right-of-use operating lease assets related to our office leases are recognized in accordance with ASC 842. Refer to Note 8, Leases for additional information.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

June 30, 2024 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$21,557,928	$17,692,072
Software	7 years	4,918,310	2,026,682	2,891,628
Trademarks	7 years	2,026,163	801,922	1,224,241
Non-compete agreements	3 years	2,250,000	1,966,945	283,055
Total finite lived intangible assets		$48,444,473	$26,353,477	$22,090,996

December 31, 2023	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$17,636,463	$21,613,537
Software	7 years	4,230,291	1,819,287	2,411,004
Trademarks	7 years	2,026,163	657,331	1,368,832
Non-compete agreements	3 years	2,250,000	1,591,945	658,055
Total finite lived intangible assets		$47,756,454	$21,705,026	$26,051,428

June 30, 2024 (Unaudited) and December 31, 2023	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$85,828,238

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $2.3 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to finite lived intangible assets was $4.6 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively.

We have no indefinite-lived intangible assets other than goodwill. $70.8 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2023 with no impairment recorded.

6. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Accounts payable	$37,857,371	$38,600,461
Accrued taxes	1,262,972	484,854
Employee compensation	1,640,917	1,478,826
Operating lease liabilities - current portion	464,651	493,928
Miscellaneous	199,759	238,097
	$41,425,670	$41,296,166

Refer to Note 8, Leases for additional disclosure related to the operating lease liabilities.

The components of Other current liabilities were as follows:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Deferred revenue	$1,766,502	$1,509,690
Deferred consideration - earn-out	—	960,000
	$1,766,502	$2,469,690

We made a $1.0 million earn-out payment in the first quarter of 2024 related to an acquisition.

7. Notes Payable

Our debt obligations were as follows:

	Interest	June 30,	December 31,
	Rate (1)	2024	2023
		(Unaudited)
Monroe Term Loan (2)	12.44%	$53,189,656	$53,500,656
PNC ABL Facility (3)	7.74%	17,291,979	13,245,489
PNC Equipment Term Loan (4)	8.44%	2,517,080	—
Green Remedies Promissory Note (5)	3.00%	832,695	1,101,120
Total notes payable		73,831,410	67,847,265
Less: Current portion of long-term debt		(1,158,800)	(1,158,800)
Less: Unamortized debt issuance costs		(1,414,194)	(1,345,339)
Less: Unamortized OID		(134,368)	(185,793)
Less: Unamortized OID warrant		(375,677)	(519,153)
Notes payable, net		$70,748,371	$64,638,180

(1) Interest rates as of June 30, 2024
(2) Bears interest based on SOFR plus Applicable Margin ranging from 5.5% to 7.5%
(3) Bears interest based on Term SOFR plus a margin of 2.25%
(4) Bears interest based on Term SOFR plus a margin of 3.0%
(5) Stated interest rate of 3.0%

We capitalize financing costs we incur related to implementing our debt arrangements. We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in debt issuance costs.

June 30,
2024

Debt issuance costs, net of accumulated amortization
Balance at December 31, 2023	$1,345,339
Financing costs deferred	423,070
Less: Amortization expense	(354,215)
Balance at June 30, 2024 (Unaudited)	$1,414,194

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020, December 7, 2021, August 9, 2022, December 2, 2022, and March 29, 2024 with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, and which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $35.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin of 1.25% (no borrowings as of June 30, 2024), or the Term SOFR Rate for the interest period in effect plus a margin of 2.25% (7.74% as of June 30, 2024). The maturity date of the revolving credit facility is April 19, 2026. The PNC Loan Agreement also provides for an equipment term loan facility in the maximum principal amount of $5.0 million. The equipment term loan bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 2.0%, or the Term SOFR Rate for the interest period in effect plus a margin of 3.0%. As further discussed in Note 4, we drew $2.5 million on the equipment term loan in April 2024 to fund 80% of the aggregate purchase price of certain compactors and related equipment.

As of June 30, 2024, the ABL Facility borrowing base availability was $35,000,000, of which $17,291,979 principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), which was subsequently amended on September 3, 2021, December 1, 2021, December 7, 2021, December 2, 2022, and March 29, 2024 with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $53.2 million as of June 30, 2024. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2026 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
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

Interest Expense

The amount of interest expense related to borrowings for the three months ended June 30, 2024 and 2023 was $2,076,553 and $2,073,078, respectively. The amount of interest expense related to borrowings for the six months ended June 30, 2024 and 2023 was $4,050,269 and $4,029,167, respectively. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $535,438 and $483,025, respectively, for the three months ended June 30, 2024 and 2023. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $1,033,683 and $969,963, respectively, for the six months ended June 30, 2024 and 2023.

8. Leases

Our leases are primarily related to office space and are classified as operating leases.

Lease Costs

For the three months ended June 30, 2024 and 2023, we recorded approximately $174,000 and $185,000, respectively, of fixed cost operating lease expense. For the six months ended June 30, 2024 and 2023 we recorded approximately $352,000 and $375,000, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the six months ended June 30, 2024 and 2023. We did not obtain any new operating lease right-of-use assets in the six months ended June 30, 2024.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet.

	June 30,	December 31,
	2024	2023
Operating leases:	(Unaudited)
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,587,152	$1,862,455

Lease liabilities:
Accounts payable and accrued liabilities	$464,651	$493,928
Other long-term liabilities	1,057,136	1,274,691
Total operating lease liabilities	$1,521,787	$1,768,619

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

We generally recognize revenue for the gross amount of consideration received when we hold complete responsibility to the customer for contract fulfillment, making us the primary obligor (or principal). Depending on the key terms of the arrangement, which may include situations in which we are not the primary obligor, do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. During the three months ended June 30, 2024 and 2023, we had certain management fee contracts accounted for under the net basis method with net revenue totaling $133,893 and $85,418, respectively. We had net revenue from management fee contracts accounted for under the net basis revenue method of $254,898 and $156,654 for the six months ended June 30, 2024 and 2023, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. One customer accounted for 27.9% of revenue for the three months ended June 30, 2024 and two customers accounted for 29.9% of revenue for the three months ended June 30, 2023. One customer accounted for 26.6% of revenue for the six months ended June 30, 2024 and two customers accounted for 28.1% of revenue for the six months ended June 30, 2023. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue Type:
Services	$70,123,336	$71,642,776	$139,924,829	$142,949,516
Product sales and other	3,021,916	2,854,519	5,871,744	5,661,482
Total revenue	$73,145,252	$74,497,295	$145,796,573	$148,610,998

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of June 30, 2024 and December 31, 2023, we had $1,766,502 and $1,509,690, respectively, of deferred revenue which was classified in “Other current liabilities”.

10. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax expense of $743,461 and $539,283 for the six months ended June 30, 2024 and 2023, respectively, which was attributable to state tax obligations for states with no net operating loss carryforwards, federal income tax after anticipated utilization of all federal net operating loss carryforwards by year end, and other timing differences.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our deferred tax assets was not reasonably assured as of June 30, 2024 and December 31, 2023, and we had recorded a valuation allowance of $18,017,000 and $17,413,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2024 and December 31, 2023, we had federal income tax net operating loss carryforwards of approximately $2,500,000 and $5,900,000, respectively, which expire at various dates ranging from 2034-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 20,357,224 and 20,161,400 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (as amended, the “ESPP”). On May 14, 2024, we issued 24,763 shares to employees for $149,445 under our ESPP for options that vested and were exercised. We recorded expense of $41,397 and $65,440 related to the ESPP for the six months ended June 30, 2024 and 2023, respectively. On July 8, 2024, our stockholders approved our 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP will become effective on November 15, 2024.

Warrants – The following table summarizes the warrants issued and outstanding as of June 30, 2024:

Warrants Issued and Outstanding as of June 30, 2024
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable Warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding (Unaudited)				850,000

Incentive Compensation Plan – In October 2012, we adopted our 2012 Incentive Compensation Plan, as amended (the “2012 Plan”), as the sole plan for providing equity-based incentive compensation to our employees, directors and service providers. The 2012 Plan allows for the grant of stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance awards, and other incentive awards to our employees, directors and service providers. The purpose of the 2012 Plan is to attract and retain these individuals and further align their interests with the interests of our stockholders by linking their compensation with our performance. The 2012 Plan is administered by the compensation committee of our board of directors.

On July 8, 2024, our stockholders approved the adoption of our 2024 Incentive Compensation Plan (the “2024 Plan”), which will replace the 2012 Plan for all future grants. Awards previously granted under the 2012 Plan are unaffected by the adoption of the 2024 Plan, and remain outstanding under the terms pursuant to which they were granted. The 2024 Plan allows for the grant of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property. The purpose of our 2024 Plan is to assist us and our Designated Subsidiaries (as such term is defined in the 2024 Plan) in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Designated Subsidiaries, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value.

Stock Options – We recorded stock option expense of $269,377 and $490,159 for the six months ended June 30, 2024 and 2023, respectively. The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2023	2,869,013	$1.17 — $23.20	$3.33
Granted	5,000	$6.98	$6.98
Exercised	(171,061)	$1.83 — $6.40	$3.59
Cancelled/Forfeited	(32,828)	$1.83 — $23.20	$5.05
Outstanding at June 30, 2024 (Unaudited)	2,670,124	$1.17 — $11.60	$3.30

Deferred Stock Units – Nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”). The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the six months ended June 30, 2024, we granted 8,158 DSUs and recorded director compensation expense of $68,938 related to the grants. In addition, during the six months ended June 30, 2024, we granted 11,990 DSUs to certain employees and recorded compensation expense of $108,308, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain employees. We had 251,783 and 231,635 DSUs outstanding at June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2023, we granted 3,245 DSUs and recorded director compensation expense of $19,865 related to the grants. In addition, during the six months ended June 30, 2023, we granted 14,089 DSUs to executive employees and recorded compensation expense of $85,286, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees.

Restricted Stock Units - RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. All outstanding unvested RSUs currently have vesting terms ranging from one to three years. During the six months ended June 30, 2024, we recorded director compensation expense of $223,152 related to 2023 RSU grants. In addition, during the six months ended June 30, 2024, we recorded employee compensation expense of $8,565 related to RSU grants. We had 226,056 and 61,056 RSUs outstanding at June 30, 2024 and December 31, 2023, respectively. These RSUs were not vested at June 30, 2024. There were no RSUs granted during the six months ended June 30, 2023.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(1,514,408)	$(886,581)	$(2,169,734)	$(2,910,634)
Denominator:
Weighted average common shares outstanding, basic	20,507,242	19,962,031	20,446,364	19,946,954
Effect of dilutive common shares	—	—	—	—
Weighted average common shares outstanding, diluted	20,507,242	19,962,031	20,446,364	19,946,954
Net loss per share:
Basic	$(0.07)	$(0.04)	$(0.11)	$(0.15)
Diluted	$(0.07)	$(0.04)	$(0.11)	$(0.15)
Anti-dilutive securities excluded from diluted net loss per share:
Stock options	21,579	323,657	46,579	323,657

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of Quest Resource Holding Corporation and Quest Resource Management Group, LLC (collectively, “we,” “us,” “our,” or “our company”).

Three and Six Months Ended June 30, 2024 and 2023 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue	$73,145,252	$74,497,295	$145,796,573	$148,610,998
Cost of revenue	59,613,428	60,992,466	118,228,293	122,476,410
Gross profit	13,531,824	13,504,829	27,568,280	26,134,588
Operating expenses:
Selling, general, and administrative	9,385,489	9,212,270	19,183,858	18,629,706
Depreciation and amortization	2,364,639	2,452,258	4,726,743	4,877,102
Total operating expenses	11,750,128	11,664,528	23,910,601	23,506,808
Operating income	1,781,696	1,840,301	3,657,679	2,627,780
Interest expense	(2,611,991)	(2,556,103)	(5,083,952)	(4,999,131)
Loss before taxes	(830,295)	(715,802)	(1,426,273)	(2,371,351)
Income tax expense	684,113	170,779	743,461	539,283
Net loss	$(1,514,408)	$(886,581)	$(2,169,734)	$(2,910,634)

Three and Six Months Ended June 30, 2024, compared to Three and Six Months Ended June 30, 2023

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

Revenue

For the quarter ended June 30, 2024, revenue was $73.1 million, a decrease of $1.4 million, or 1.8%, compared to $74.5 million for the quarter ended June 30, 2023. For the six months ended June 30, 2024, revenue was $145.8 million, a decrease of $2.8 million, or 1.9%, compared to $148.6 million for the six months ended June 30, 2023.

The decline in revenue for the quarter ended June 30, 2024 was attributable to lower volumes from four customers, whose margins were lower overall than the rest of the business, resulting in a decrease of revenues of approximately $11 million, which includes lower than expected production volumes at one of our largest customers due to soft conditions in their end market. This was mostly offset by both newly added customers in the quarter ended June 30, 2024 and strong overall demand for the remaining business which, in total, contributed approximately $10 million in additional revenue, an increase of 18% from the same period in 2023.

For the six months ended June 30, 2024, the decrease in revenue was attributable to lower volumes from four customers, whose margins were lower overall than the rest of the business, resulting in a decrease of revenues of approximately $20 million, which includes lower than expected production volumes at one of our largest customers due to soft conditions in their end market. This was mostly offset by both newly added customers in the current quarter and strong overall demand for the remaining business which, in total, contributed approximately $17 million in additional revenue, an increase of 15% from the same period in 2023.

Cost of Revenue/Gross Profit

Cost of revenue decreased $1.4 million to $59.6 million for the quarter ended June 30, 2024 from $61.0 million for the quarter ended June 30, 2023. Cost of revenue decreased $4.3 million to $118.2 million for the six months ended June 30, 2024 compared to $122.5 million for the six months ended June 30, 2023. The changes were primarily due to the same reasons impacting the decrease in revenue.

Gross profit for the quarter ended June 30, 2024 was $13.5 million, compared to $13.5 million for the quarter ended June 30, 2023. The gross profit margin was 18.5% for the quarter ended June 30, 2024, compared to 18.1% for the same quarter of 2023. Gross profit for the six months ended June 30, 2024 was $27.6 million, compared to $26.1 million for the six months ended June 30, 2023. The gross profit margin was 18.9% for the six months ended June 30, 2024, compared to 17.6% for the six months ended June 30, 2023. The changes in gross profit and gross profit margin percentage for the quarter and year to date periods were primarily due to the net impacts of the changes in both revenue and cost of revenue combined with broad margin gains across most of our business.

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

Operating Expenses

Operating expenses were $11.8 million and $11.7 million for the quarters ended June 30, 2024 and 2023, respectively. Operating expenses were $23.9 million and $23.5 million for the six months ended June 30, 2024 and 2023, respectively.

Selling, general, and administrative expenses were $9.4 million and $9.2 million for the quarters ended June 30, 2024 and 2023, respectively. The increase primarily relates to increases in labor related expenses which was mostly offset by reductions in bad debt expense. Selling, general, and administrative expenses were $19.2 million and $18.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase primarily relates to increases in labor related expenses.

Operating expenses for the quarters ended June 30, 2024 and 2023 included depreciation and amortization of $2.4 million and $2.5 million, respectively. Operating expenses for the six months ended June 30, 2024 and 2023 included depreciation and amortization of $4.7 million and $4.9 million, respectively.

Interest Expense

Interest expense was $2.6 million and $2.6 million for the quarters ended June 30, 2024 and 2023, respectively. Interest expense was $5.1 million and $5.0 million for the six months ended June 30, 2024 and 2023, respectively. The slight increase is primarily due to increases in base interest rates, increased borrowings under our revolving credit facility, partially offset by reduced borrowings from voluntary paydowns on the term loan in 2023. We are amortizing debt issuance costs of $3.7 million and OID of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income tax of $684,113 and $170,779 for the quarters ended June 30, 2024 and 2023, respectively. We recorded a provision for income tax of $743,461 and $539,283 for the six months ended June 30, 2024 and 2023, respectively. The provision for income tax is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards, federal income tax after anticipated utilization of all federal net operating loss carryforwards by year end, and other timing differences.

We recorded a full valuation allowance against all our deferred tax assets (“DTAs”) as of both June 30, 2024 and December 31, 2023. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the quarter ended June 30, 2024 was $(1.5) million, compared to net loss of $(0.9) million for the quarter ended June 30, 2023. Net loss for the six months ended June 30, 2024 was $(2.2) million, compared to net loss of $(2.9) million for the six months ended June 30, 2023. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integration.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.07) and $(0.04) for the quarters ended June 30, 2024 and 2023, respectively. Net loss per basic and diluted share attributable to common stockholders was $(0.11) and $(0.15) for the six months ended June 30, 2024 and 2023, respectively.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.5 million and 20.0 million for the three months ended June 30, 2024 and 2023, respectively. The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.4 million and 19.9 million for the six months ended June 30, 2024 and 2023, respectively.

Adjusted EBITDA

For the three months ended June 30, 2024, Adjusted EBITDA (as defined below), a non-GAAP financial measure, increased 2.1% to $5.1 million from $5.0 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, Adjusted EBITDA increased 13.7% to $10.3 million from $9.0 million for the same period in 2023.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP. For the three and six months ended June 30, 2024, other adjustments included certain professional fees as well as certain administrative fees related to borrowings. For the three and six months ended June 30, 2023, other adjustments included severance and project costs as well as certain administrative costs related to borrowings.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net loss	$(1,514,408)	$(886,581)	$(2,169,734)	$(2,910,634)
Depreciation and amortization	2,605,593	2,538,972	5,101,490	5,047,939
Interest expense	2,611,991	2,556,103	5,083,952	4,999,131
Stock-based compensation expense	362,867	362,319	719,737	660,750
Acquisition, integration and related costs	19,473	174,691	61,357	652,290
Other adjustments	369,427	116,449	718,897	30,855
Income tax expense	684,113	170,779	743,461	539,283
Adjusted EBITDA	$5,139,056	$5,032,732	$10,259,160	$9,019,614

Adjusted Net Income and Adjusted Net Income per Diluted Share

Adjusted net income, a non-GAAP financial measure, was $0.7 million for the three months ended June 30, 2024, compared with $1.5 million for the three months ended June 30, 2023. Adjusted net income was $2.3 million for the six months ended June 30, 2024, compared with $2.1 million for the six months ended June 30, 2023. We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as two of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income and adjusted net income per diluted share for the three and six months ended June 30, 2024 and 2023 are calculated as follows:

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Reported net loss (a)	$(1,514,408)	$(886,581)	$(2,169,734)	$(2,910,634)
Adjustments:
Amortization of intangibles (b)	2,220,528	2,221,909	4,441,056	4,443,604
Acquisition, integration and related costs (c)	19,473	174,691	61,357	652,290
Other adjustments (d)	—	—	—	(76,326)
Adjusted net income	$725,593	$1,510,019	$2,332,679	$2,108,934

Diluted earnings per share:
Reported net loss	$(0.07)	$(0.04)	$(0.11)	$(0.15)
Adjusted net income	$0.03	$0.07	$0.10	$0.10

Weighted average number of common shares outstanding:
Diluted (e)	22,974,272	22,036,949	22,776,723	22,100,614

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustments to earn-out fair value
(e) Reflects adjustment for dilution as adjusted net income is positive

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, we had $1.0 million and $0.3 million in cash and cash equivalents, respectively. Working capital was $21.6 million and $15.7 million as of June 30, 2024 and December 31, 2023, respectively.

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

We believe our existing cash and cash equivalents of $1.0 million, our borrowing availability under our $35.0 million ABL Facility (as defined and discussed in Note 7 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2024 and 2023.

Cash Flows from Operating Activities

Net cash used in operating activities was $(0.8) million for the six months ended June 30, 2024 compared with net cash provided by operating activities of $6.3 million for the six months ended June 30, 2023.

Net cash used in operating activities for the six months ended June 30, 2024 related primarily to the net effect of the following:

•
net loss of $(2.2) million;
•
non-cash items of $6.9 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash used in the net change in operating assets and liabilities of $(5.6) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities. This includes an earn-out payment of $(1.0) million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 was $(4.8) million and primarily related to the purchase of $(3.1) million in compactors and related equipment. Cash used in investing activities for the six months ended June 30, 2023 was $(0.8) million. Other investing activities are primarily from purchases of intangible assets such as software development costs and other property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $6.3 million, primarily from net borrowings of $4.0 million on our ABL Facility and $2.5 million borrowings from our PNC equipment term loan. Net cash used in financing activities for the six months ended June 30, 2023 was $(12.1) million, primarily from net repayments of $(6.8) million on our ABL Facility and $(5.5) million repayment of long-term debt. See Note 7 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the six months ended June 30, 2024 and 2023. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in asset acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 8, 2024	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: August 8, 2024	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer