Form 10-Q
period 2024-09-30
Quest Resource Holding Corp
filed 2024-11-07
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, there were 20,587,675 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,133,278	$324,014
Accounts receivable, less allowance for doubtful accounts of $1,990,167 and $1,581,595 as of September 30, 2024 and December 31, 2023, respectively	60,125,301	58,147,058
Prepaid expenses and other current assets	3,309,387	2,142,071
Total current assets	64,567,966	60,613,143

Goodwill	85,828,238	85,828,238
Intangible assets, net	20,005,758	26,051,428
Property and equipment, net, and other assets	7,752,843	4,626,090
Total assets	$178,154,805	$177,118,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,947,392	$41,296,166
Other current liabilities	1,434,217	2,469,690
Current portion of notes payable	1,158,800	1,158,800
Total current liabilities	42,540,409	44,924,656

Notes payable, net	71,900,781	64,638,180
Other long-term liabilities	946,182	1,274,691
Total liabilities	115,387,372	110,837,527

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,464,260 and 20,161,400 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	20,464	20,161
Additional paid-in capital	178,350,513	176,309,463
Accumulated deficit	(115,603,544)	(110,048,252)
Total stockholders’ equity	62,767,433	66,281,372
Total liabilities and stockholders’ equity	$178,154,805	$177,118,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$72,765,415	$70,425,425	$218,561,988	$219,036,423
Cost of revenue	61,065,266	57,995,192	179,293,559	180,471,602
Gross profit	11,700,149	12,430,233	39,268,429	38,564,821
Operating expenses:
Selling, general, and administrative	10,272,870	9,620,114	29,456,728	28,249,820
Depreciation and amortization	2,367,594	2,341,581	7,094,337	7,218,683
Total operating expenses	12,640,464	11,961,695	36,551,065	35,468,503
Operating income (loss)	(940,315)	468,538	2,717,364	3,096,318
Interest expense	(2,723,579)	(2,408,076)	(7,807,531)	(7,407,207)
Loss before taxes	(3,663,894)	(1,939,538)	(5,090,167)	(4,310,889)
Income tax expense (benefit)	(278,336)	111,104	465,125	650,387
Net loss	$(3,385,558)	$(2,050,642)	$(5,555,292)	$(4,961,276)
Net loss per share applicable to common stockholders
Basic	$(0.16)	$(0.10)	$(0.27)	$(0.25)
Diluted	$(0.16)	$(0.10)	$(0.27)	$(0.25)
Weighted average number of common shares outstanding
Basic	20,665,681	20,059,528	20,542,294	19,984,890
Diluted	20,665,681	20,059,528	20,542,294	19,984,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31 2023	20,161,400	$20,161	$176,309,463	$(110,048,252)	$66,281,372
Stock-based compensation	—	—	356,870	—	356,870
Stock option exercises	68,421	69	327,667	—	327,736
Net loss	—	—	—	(655,326)	(655,326)
Balance, March 31, 2024	20,229,821	20,230	176,994,000	(110,703,578)	66,310,652
Stock-based compensation	—	—	362,867	—	362,867
Stock option exercises	102,640	102	286,915	—	287,017
Shares issued for Employee Stock Purchase Plan options	24,763	25	149,420	—	149,445
Net loss	—	—	—	(1,514,408)	(1,514,408)
Balance, June 30, 2024	20,357,224	20,357	177,793,202	(112,217,986)	65,595,573
Stock-based compensation	—	—	446,205	—	446,205
Stock option exercises	29,927	30	111,183	—	111,213
Release of restricted and deferred stock units	77,109	77	(77)	—	—
Net loss	—	—	—	(3,385,558)	(3,385,558)
Balance, September 30, 2024	20,464,260	$20,464	$178,350,513	$(115,603,544)	$62,767,433

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2022	19,696,006	$19,696	$173,876,319	$(102,756,967)	$71,139,048
Stock-based compensation	—	—	298,431	—	298,431
Stock option exercises	28,166	28	62,520	—	62,548
Net loss	—	—	—	(2,024,053)	(2,024,053)
Balance, March 31, 2023	19,724,172	19,724	174,237,270	(104,781,020)	69,475,974
Stock-based compensation	—	—	362,319	—	362,319
Stock option exercises	35,000	35	52,815	—	52,850
Shares issued for Employee Stock Purchase Plan options	22,888	23	106,979	—	107,002
Net loss	—	—	—	(886,581)	(886,581)
Balance, June 30, 2023	19,782,060	19,782	174,759,383	(105,667,601)	69,111,564
Stock-based compensation	—	—	288,563	—	288,563
Stock option exercises	177,617	178	335,277	—	335,455
Net loss	—	—	—	(2,050,642)	(2,050,642)
Balance, September 30, 2023	19,959,677	$19,960	$175,383,223	$(107,718,243)	$67,684,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,555,292)	$(4,961,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	739,298	645,047
Amortization of intangibles	6,974,382	6,840,559
Amortization of debt issuance costs and discounts	813,279	875,385
Provision for doubtful accounts	962,618	1,210,179
Stock-based compensation	1,290,942	949,313
Changes in operating assets and liabilities:
Accounts receivable	(2,940,861)	(5,251,088)
Prepaid expenses and other current assets	(1,167,316)	(435,523)
Security deposits and other assets	(14,197)	195,634
Accounts payable and accrued liabilities	(1,386,564)	8,747,102
Other liabilities	(1,035,473)	(2,147,507)
Net cash provided by (used in) operating activities	(1,319,184)	6,667,825
Cash flows from investing activities:
Purchase of property and equipment	(4,267,573)	(204,915)
Purchase of intangible assets	(928,712)	(1,051,978)
Net cash used in investing activities	(5,196,285)	(1,256,893)
Cash flows from financing activities:
Proceeds from credit facilities	81,513,502	63,672,337
Repayments of credit facilities	(76,254,298)	(70,514,967)
Proceeds from long-term debt	2,517,080	—
Repayments of long-term debt	(869,138)	(7,819,633)
Proceeds from stock option exercises	725,966	450,853
Proceeds from shares issued for Employee Stock Purchase Plan	149,445	107,002
Debt issuance costs	(457,824)	—
Net cash provided (used in) by financing activities	7,324,733	(14,104,408)
Net increase (decrease) in cash and cash equivalents	809,264	(8,693,476)
Cash and cash equivalents at beginning of period	324,014	9,563,709
Cash and cash equivalents at end of period	$1,133,278	$870,233

Supplemental cash flow information:
Cash paid for interest	$7,149,534	$6,575,490
Cash paid for income taxes, net	$791,766	$328,098

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2024 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2023 condensed consolidated balance sheet data from audited financial statements. As QRHC, Quest, QE, Youchange, QVC, QV One, and QSS each operate as an environmental-based service company, we do not deem segment reporting necessary.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Beginning balance	$1,888,307	$2,095,947	$1,581,595	$2,176,010
Bad debt expense	388,805	639,820	962,618	1,210,179
Uncollectible accounts written off, net of recoveries	(286,945)	(378,422)	(554,046)	(1,028,844)
Ending balance	$1,990,167	$2,357,345	$1,990,167	$2,357,345

4. Property and Equipment, Net, and Other Assets

At September 30, 2024 and December 31, 2023, property and equipment, net, and other assets consisted of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Property and equipment, net of accumulated depreciation of $3,652,779 and $2,932,371 as of September 30, 2024 and December 31, 2023, respectively	$5,673,966	$2,129,176
Right-of-use operating lease assets	1,446,736	1,862,455
Security deposits and other assets	632,141	634,459
Property and equipment, net, and other assets	$7,752,843	$4,626,090

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended September 30, 2024 was $286,259, including $244,597 of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts and was $739,298 for the nine months ended September 30, 2024, including $619,343 of depreciation expense reflected within “Cost of revenue”. Depreciation expense for the three months ended September 30, 2023 was $150,594, including $96,086 of depreciation expense reflected within “Cost of revenue”, and was $645,047 for the nine months ended September 30, 2023, including $266,923 of depreciation expense reflected in “Cost of revenue”.

During the nine months ended September 30, 2024, we purchased 208 compactors and related equipment for approximately $3.1 million. This equipment, which we previously leased, is located at various customer locations. In connection with the purchase, we financed 80% of the aggregate purchase price with draws on our PNC equipment term loan. Refer to Note 7, Notes Payable for additional information.

Right-of-use operating lease assets related to our office leases are recognized in accordance with ASC 842. Refer to Note 8, Leases for additional information.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows:

September 30, 2024 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$23,518,660	$15,731,340
Software	7 years	5,159,004	2,143,753	3,015,251
Trademarks	7 years	2,026,163	874,218	1,151,945
Non-compete agreements	3 years	2,250,000	2,142,778	107,222
Total finite lived intangible assets		$48,685,167	$28,679,409	$20,005,758

December 31, 2023	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250,000	$17,636,463	$21,613,537
Software	7 years	4,230,291	1,819,287	2,411,004
Trademarks	7 years	2,026,163	657,331	1,368,832
Non-compete agreements	3 years	2,250,000	1,591,945	658,055
Total finite lived intangible assets		$47,756,454	$21,705,026	$26,051,428

September 30, 2024 (Unaudited) and December 31, 2023	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$85,828,238

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $2.3 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to finite lived intangible assets was $7.0 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively.

We have no indefinite-lived intangible assets other than goodwill. $70.8 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We performed our annual impairment analysis for goodwill and other intangible assets in the third quarter of 2024 with no impairment indicated.

6. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Accounts payable	$35,655,844	$38,600,461
Accrued taxes	988,713	484,854
Employee compensation	2,325,693	1,478,826
Operating lease liabilities - current portion	449,425	493,928
Miscellaneous	527,717	238,097
	$39,947,392	$41,296,166

Refer to Note 8, Leases for additional disclosure related to the operating lease liabilities.

The components of Other current liabilities were as follows:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Deferred revenue	$1,434,217	$1,509,690
Deferred consideration - earn-out	—	960,000
	$1,434,217	$2,469,690

We made a $1.0 million earn-out payment in the first quarter of 2024 related to an acquisition.

7. Notes Payable

Our debt obligations were as follows:

	Interest	September 30,	December 31,
	Rate (1)	2024	2023
		(Unaudited)
Monroe Term Loan (2)	11.82%	$53,034,156	$53,500,656
PNC ABL Facility (3)	7.25%	18,504,692	13,245,489
PNC Equipment Term Loan (4)	8.11%	2,517,080	—
Green Remedies Promissory Note (5)	3.00%	698,482	1,101,120
Total notes payable		74,754,410	67,847,265
Less: Current portion of long-term debt		(1,158,800)	(1,158,800)
Less: Unamortized debt issuance costs		(1,282,236)	(1,345,339)
Less: Unamortized OID		(108,656)	(185,793)
Less: Unamortized OID warrant		(303,937)	(519,153)
Notes payable, net		$71,900,781	$64,638,180

(1) Interest rates as of September 30, 2024
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

September 30,
2024

Debt issuance costs, net of accumulated amortization
Balance at December 31, 2023	$1,345,339
Financing costs deferred	457,824
Less: Amortization expense	(520,927)
Balance at September 30, 2024 (Unaudited)	$1,282,236

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its domestic subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was subsequently amended on October 19, 2020, December 7, 2021, August 9, 2022, December 2, 2022, and March 29, 2024 with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, and which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $35.0 million with a sublimit for issuance of letters of credit of up to 10% of the maximum principal amount of the revolving credit facility. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin of 1.25% (no borrowings as of September 30, 2024), or the Term SOFR Rate for the interest period in effect plus a margin of 2.25% (7.25% as of September 30, 2024). The maturity date of the revolving credit facility is April 19, 2026. The PNC Loan Agreement also provides for an equipment term loan facility in the maximum principal amount of $5.0 million. The equipment term loan bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 2.0%, or the Term SOFR Rate for the interest period in effect plus a margin of 3.0%. As further discussed in Note 4, we drew $2.5 million on the equipment term loan in April 2024 to fund 80% of the aggregate purchase price of certain compactors and related equipment.

As of September 30, 2024, the ABL Facility borrowing base availability was $28.9 million, of which $18.5 million principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”), which was subsequently amended on September 3, 2021, December 1, 2021, December 7, 2021, December 2, 2022, and March 29, 2024 with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $53.0 million as of September 30, 2024. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of

SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is October 19, 2026 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. Proceeds of the senior secured term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).
•
An accordion term loan facility in the maximum principal amount of $5.3 million. Loans under the accordion loan facility may be requested at any time until the Maturity Date. Each accordion term loan shall be on the same terms as those applicable to the senior secured term loan. Proceeds of accordion term loans are permitted to be used for Permitted Acquisitions.

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028. We estimated the value of the warrants issued using the Black Scholes option pricing model and recorded a debt discount (“OID”) of approximately $766,000 in 2020 for the 500,000-share warrant and $536,000 in 2021 for the 350,000-share warrant which are being amortized over the term of the Credit Agreement. We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to Green Remedies Waste and Recycling, Inc. in the aggregate principal amount of $2,684,250, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the three months ended September 30, 2024 and 2023 was $2,057,359 and $1,915,631, respectively. The amount of interest expense related to borrowings for the nine months ended September 30, 2024 and 2023 was $6,107,628 and $5,944,798, respectively. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $666,220 and $492,445, respectively, for the three months ended September 30, 2024 and 2023. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $1,699,903 and $1,462,408, respectively, for the nine months ended September 30, 2024 and 2023.

8. Leases

Our leases are primarily related to office space and are classified as operating leases.

Lease Costs

For the three months ended September 30, 2024 and 2023, we recorded approximately $174,000 and $186,000, respectively, of fixed cost operating lease expense. For the nine months ended September 30, 2024 and 2023 we recorded approximately $526,000 and $561,000, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the nine months ended September 30, 2024 and 2023. We did not obtain any new operating lease right-of-use assets in the nine months ended September 30, 2024.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet.

	September 30,	December 31,
	2024	2023
Operating leases:	(Unaudited)
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,446,736	$1,862,455

Lease liabilities:
Accounts payable and accrued liabilities	$449,425	$493,928
Other long-term liabilities	946,182	1,274,691
Total operating lease liabilities	$1,395,607	$1,768,619

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

We generally recognize revenue for the gross amount of consideration received when we hold complete responsibility to the customer for contract fulfillment, making us the primary obligor (or principal). Depending on the key terms of the arrangement, which may include situations in which we are not the primary obligor, do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. During the three months ended September 30, 2024 and 2023, we had certain management fee contracts accounted for under the net basis method with net revenue totaling $119,672 and $120,467, respectively. We had net revenue from management fee contracts accounted for under the net basis revenue method of $374,570 and $277,121 for the nine months ended September 30, 2024 and 2023, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. One customer accounted for 29.1% of revenue for the three months ended September 30, 2024 and two customers accounted for 28.2% of revenue for the three months ended September 30, 2023. One customer accounted for 27.5% of revenue for the nine months ended September 30, 2024 and two customers accounted for 28.1% of revenue for the nine months ended September 30, 2023. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue Type:
Services	$69,976,761	$67,672,666	$209,901,590	$210,622,181
Product sales and other	2,788,654	2,752,759	8,660,398	8,414,242
Total revenue	$72,765,415	$70,425,425	$218,561,988	$219,036,423

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of September 30, 2024 and December 31, 2023, we had $1,434,217 and $1,509,690, respectively, of deferred revenue which was classified in “Other current liabilities”.

10. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax expense of $465,125 and $650,387 for the nine months ended September 30, 2024 and 2023, respectively, which was attributable to state tax obligations for states with no net operating loss carryforwards, federal income tax after anticipated utilization of all federal net operating loss carryforwards by year end, and other timing differences.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our deferred tax assets was not reasonably assured as of September 30, 2024 and December 31, 2023, and we had recorded a valuation allowance of $19,131,000 and $17,413,000, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2024 and December 31, 2023, we had federal income tax net operating loss carryforwards of approximately $1,800,000 and $5,900,000, respectively, which expire at various dates ranging from 2034-2037.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 20,464,260 and 20,161,400 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Employee Stock Purchase Plan – On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (as amended, the “2014 ESPP”). On May 14, 2024, we issued 24,763 shares to employees for $149,445 under our 2014 ESPP for options that vested and were exercised. We recorded expense of $61,700 and $79,993 related to the 2014 ESPP for the nine months ended September 30, 2024 and 2023, respectively. On July 8, 2024, our stockholders approved our 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP will become effective on November 15, 2024.

Warrants – The following table summarizes the warrants issued and outstanding as of September 30, 2024:

Warrants Issued and Outstanding as of September 30, 2024
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

On July 8, 2024, our stockholders approved the adoption of our 2024 Incentive Compensation Plan (the “2024 Plan”), which replaced the 2012 Plan for all future grants. Awards previously granted under the 2012 Plan are unaffected by the adoption of the 2024 Plan and remain outstanding under the terms pursuant to which they were granted. The 2024 Plan allows for the grant of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property in our sole discretion. The purpose of our 2024 Plan is to assist us and our Designated Subsidiaries (as such term is defined in the 2024 Plan) in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Designated Subsidiaries, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. There are 1,500,000 shares available for grant under the 2024 Plan.

Stock Options – We recorded stock option expense of $393,720 and $664,629 for the nine months ended September 30, 2024 and 2023, respectively. The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2023	2,869,013	$1.17 — $23.20	$3.33
Granted	15,000	$6.98 — $7.63	$7.41
Exercised	(200,988)	$1.51 — $6.40	$3.61
Cancelled/Forfeited	(33,828)	$1.83 — $23.20	$5.02
Outstanding at September 30, 2024 (Unaudited)	2,649,197	$1.17 — $11.60	$3.31

Deferred Stock Units – Nonemployee directors can elect to receive all or a portion of their annual retainers in the form of deferred stock units (“DSUs”). The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the nine months ended September 30, 2024, we granted 20,601 DSUs to directors and recorded director compensation expense of $173,524 related to the grants. In addition, during the nine months ended September 30, 2024, we granted 11,990 DSUs to certain employees and recorded compensation expense of $133,310, which includes a $125,000 accrual of anticipated bonus expense to be paid in DSUs for certain employees. This bonus accrual is recorded in accrued liabilities until it is granted. We had 248,173 and 231,635 DSUs outstanding at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2023, we granted 4,662 DSUs to directors and recorded director compensation expense of $30,128 related to the grants. In addition, during the nine months ended September 30, 2023, we granted 14,089 DSUs to executive employees and recorded compensation expense of $118,162, which includes an accrual of anticipated bonus expense to be paid in DSUs for certain executive employees.

Restricted Stock Units - RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. All outstanding unvested RSUs currently have vesting terms ranging from one to three years. During the nine months ended September 30, 2024, we granted 52,045 RSUs to directors and recorded director compensation expense of $334,566 related to the RSU grants. In addition, during the nine months ended September 30, 2024, we granted 165,000 RSUs and recorded employee compensation expense of $165,927 related to the RSU grants. During the nine months ended September 30, 2024, 62,056 RSUs were released or forfeited. We had 216,045 and 61,056 unvested RSUs outstanding at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2023, we granted 61,056 RSUs to directors and recorded director compensation expense of $56,401 related to the grants.

Performance Stock Units - During the nine months ended September 30, 2024, we granted 130,000 performance stock units (“PSUs”) to certain employees under our 2024 Plan. Any earned PSUs will be fully vested and paid based on defined performance metrics achieved at the end of the three-year performance period. The number of shares of our common stock that each participant is eligible to receive following such period will be determined based on the initial target number of PSUs granted and the actual performance level achieved.

The PSUs are recognized at their fair value on the date of grant, based on the probable issuance at the end of the performance period. We will evaluate the probable share of common stock issuance and will adjust the expense as appropriate. We recorded compensation expense of $28,195 during the nine months ended September 30, 2024.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(3,385,558)	$(2,050,642)	$(5,555,292)	$(4,961,276)
Denominator:
Weighted average common shares outstanding, basic	20,665,681	20,059,528	20,542,294	19,984,890
Effect of dilutive common shares	—	—	—	—
Weighted average common shares outstanding, diluted	20,665,681	20,059,528	20,542,294	19,984,890
Net loss per share:
Basic	$(0.16)	$(0.10)	$(0.27)	$(0.25)
Diluted	$(0.16)	$(0.10)	$(0.27)	$(0.25)
Anti-dilutive securities excluded from diluted net loss per share:
Stock options	46,579	68,455	46,579	82,344

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of an ASU on our consolidated financial statements; any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors, including the state of the U.S. economy, general economic conditions and the potential effect of inflationary pressures and increased interest rates on our cost of doing business, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

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

Three and Nine Months Ended September 30, 2024 and 2023 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue	$72,765,415	$70,425,425	$218,561,988	$219,036,423
Cost of revenue	61,065,266	57,995,192	179,293,559	180,471,602
Gross profit	11,700,149	12,430,233	39,268,429	38,564,821
Operating expenses:
Selling, general, and administrative	10,272,870	9,620,114	29,456,728	28,249,820
Depreciation and amortization	2,367,594	2,341,581	7,094,337	7,218,683
Total operating expenses	12,640,464	11,961,695	36,551,065	35,468,503
Operating income (loss)	(940,315)	468,538	2,717,364	3,096,318
Interest expense	(2,723,579)	(2,408,076)	(7,807,531)	(7,407,207)
Loss before taxes	(3,663,894)	(1,939,538)	(5,090,167)	(4,310,889)
Income tax expense (benefit)	(278,336)	111,104	465,125	650,387
Net loss	$(3,385,558)	$(2,050,642)	$(5,555,292)	$(4,961,276)

Three and Nine Months Ended September 30, 2024, compared to Three and Nine Months Ended September 30, 2023

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

Revenue

For the quarter ended September 30, 2024, revenue was $72.8 million, an increase of $2.4 million, or 3.3%, compared to $70.4 million for the quarter ended September 30, 2023. For the nine months ended September 30, 2024, revenue was $218.6 million, a decrease of $0.4 million, or 0.2%, compared to $219.0 million for the nine months ended September 30, 2023.

The increase in revenue for the quarter ended September 30, 2024 was attributable to newly added customers in the quarter ended September 30, 2024 and strong overall demand in existing customer base which, in total, contributed approximately $16 million in additional revenue, an increase of 32% from the same period in 2023. This was partially offset by lower volumes due to lost customers and to soft conditions in certain customer end markets, resulting in a decrease of revenues of approximately $13 million.

For the nine months ended September 30, 2024, the decrease in revenue was attributable to lower volumes from lost customers, whose margins were lower overall than the rest of the business, resulting in a decrease of revenues of approximately $33 million, which includes lower than expected production volumes at one of our largest customers due to soft conditions in their end market. This was mostly offset by both newly added customers in the current quarter and strong overall demand for the remaining business which, in total, contributed approximately $33 million in additional revenue, an increase of 22% from the same period in 2023.

Cost of Revenue/Gross Profit

Cost of revenue increased $3.1 million to $61.1 million for the quarter ended September 30, 2024 from $58.0 million for the quarter ended September 30, 2023. We experienced higher cost of revenue as a percentage of revenue in the quarter ended September 30, 2024 due to onboarding and ramping up of new customers. Cost of revenue decreased $1.2 million to $179.3 million for the nine months ended September 30, 2024, compared to $180.5 million for the nine months ended September 30, 2023. The changes were primarily due to the same reasons impacting the decrease in revenue.

Gross profit for the quarter ended September 30, 2024 was $11.7 million, compared to $12.4 million for the quarter ended September 30, 2023. The gross profit margin was 16.1% for the quarter ended September 30, 2024, compared to 17.7% for the same quarter of 2023. Gross profit margin was negatively impacted in the quarter ended September 30, 2024 by approximately 2% due to a combination of temporarily lower revenues and higher cost of revenue for an isolated group of customers in a specific end market. Additionally, margins were impacted in the quarter by approximately 1% as new customers typically come on board at lower margins and can take multiple quarters to ramp. Gross profit for the nine months ended September 30, 2024 was $39.3 million, compared to $38.6 million for the nine months ended September 30, 2023. The gross profit margin was 18.0% for the nine months ended September 30, 2024, compared to 17.6% for the nine months ended September 30, 2023. The changes in gross profit and gross profit margin percentage for the quarter and year to date periods were primarily due to the net impacts of the changes in both revenue and cost of revenue combined with broad margin gains across most of our business.

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

Operating Expenses

Operating expenses were $12.6 million and $12.0 million for the quarters ended September 30, 2024 and 2023, respectively. Operating expenses were $36.6 million and $35.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Selling, general, and administrative expenses were $10.3 million and $9.6 million for the quarters ended September 30, 2024 and 2023, respectively. The increase primarily relates to increases in labor related expenses. Selling, general, and administrative expenses were $29.5 million and $28.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase primarily relates to increases in labor related expenses and certain professional fees.

Operating expenses for the quarters ended September 30, 2024 and 2023 included depreciation and amortization of $2.4 million and $2.3 million, respectively. Operating expenses for the nine months ended September 30, 2024 and 2023 included depreciation and amortization of $7.1 million and $7.2 million, respectively.

Interest Expense

Interest expense was $2.7 million and $2.4 million for the quarters ended September 30, 2024 and 2023, respectively. Interest expense was $7.8 million and $7.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase is primarily due to increased borrowings under our revolving credit facility and our equipment term loan, partially offset by reduced borrowings from voluntary paydowns on the term loan in 2023. We are amortizing debt issuance costs of $3.8 million and OID of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our condensed consolidated financial statements.

Income Taxes

We recorded an income tax benefit of $(0.3) million and a provision for income taxes of $0.1 million for the quarters ended September 30, 2024 and 2023, respectively. We recorded a provision for income tax of $0.5 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. The provision/(benefit) for income tax is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards, federal income tax after anticipated utilization of all federal net operating loss carryforwards by year end, and other timing differences.

We recorded a full valuation allowance against all our deferred tax assets (“DTAs”) as of both September 30, 2024 and December 31, 2023. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 to 24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the quarter ended September 30, 2024 was $(3.4) million, compared to net loss of $(2.1) million for the quarter ended September 30, 2023. Net loss for the nine months ended September 30, 2024 was $(5.6) million, compared to net loss of $(5.0) million for the nine months ended September 30, 2023. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integration.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.16) and $(0.10) for the quarters ended September 30, 2024 and 2023, respectively. Net loss per basic and diluted share attributable to common stockholders was $(0.27) and $(0.25) for the nine months ended September 30, 2024 and 2023, respectively.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.7 million and 20.1 million for the three months ended September 30, 2024 and 2023, respectively. The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.5 million and 20.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Adjusted EBITDA

For the three months ended September 30, 2024, Adjusted EBITDA (as defined below), a non-GAAP financial measure, decreased 31.7% to $2.5 million from $3.7 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Adjusted EBITDA increased 0.5% to $12.8 million from $12.7 million for the same period in 2023.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net loss	$(3,385,558)	$(2,050,642)	$(5,555,292)	$(4,961,276)
Depreciation and amortization	2,612,190	2,437,667	7,713,680	7,485,606
Interest expense	2,723,579	2,408,076	7,807,531	7,407,207
Stock-based compensation expense	571,205	288,563	1,290,942	949,313
Acquisition, integration and related costs	29,799	374,035	91,156	1,026,325
Other adjustments	260,860	141,231	979,757	172,086
Income tax expense (benefit)	(278,336)	111,104	465,125	650,387
Adjusted EBITDA	$2,533,739	$3,710,034	$12,792,899	$12,729,648

For the three and nine months ended September 30, 2024, other adjustments included certain professional fees as well as certain administrative fees related to borrowings. For the three and nine months ended September 30, 2023, other adjustments included severance and project costs, as well as certain administrative costs related to borrowings.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share

Adjusted net income (loss), a non-GAAP financial measure, was $(1.1) million for the three months ended September 30, 2024, compared with $0.5 million for the three months ended September 30, 2023. Adjusted net income was $1.2 million for the nine months ended September 30, 2024, compared with $2.7 million for the nine months ended September 30, 2023. We present adjusted net income (loss) and adjusted net income (loss) per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income (loss) and adjusted net income (loss) per diluted share as two of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income (loss) to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income (loss) has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income (loss) and adjusted net income (loss) per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income (loss) and adjusted net income (loss) per diluted share for the three and nine months ended September 30, 2024 and 2023 are calculated as follows:

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Reported net loss (a)	$(3,385,558)	$(2,050,642)	$(5,555,292)	$(4,961,276)
Adjustments:
Amortization of intangibles (b)	2,208,861	2,224,210	6,649,917	6,667,814
Acquisition, integration and related costs (c)	29,799	374,035	91,156	1,026,325
Other adjustments (d)	—	1,721	—	(74,605)
Adjusted net income (loss)	$(1,146,898)	$549,324	$1,185,781	$2,658,258

Diluted earnings (loss)per share:
Reported net loss	$(0.16)	$(0.10)	$(0.27)	$(0.25)
Adjusted net income (loss)	$(0.06)	$0.02	$0.05	$0.12

Weighted average number of common shares outstanding:
Diluted (e)	20,665,681	22,425,421	22,872,519	22,218,274

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustments to earn-out fair value
(e) Reflects adjustment for dilution when adjusted net income is positive

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had $1.1 million and $0.3 million in cash and cash equivalents, respectively. Working capital was $22.0 million and $15.7 million as of September 30, 2024 and December 31, 2023, respectively.

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

We believe our existing cash and cash equivalents of $1.1 million, our borrowing availability under our $35.0 million ABL Facility (as defined and discussed in Note 7 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the nine months ended September 30, 2024 and 2023.

Cash Flows from Operating Activities

Net cash used in operating activities was $(1.3) million for the nine months ended September 30, 2024 compared with net cash provided by operating activities of $6.7 million for the nine months ended September 30, 2023.

Net cash used in operating activities for the nine months ended September 30, 2024 related primarily to the net effect of the following:

•
net loss of $(5.6) million;
•
non-cash items of $10.8 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash used in the net change in operating assets and liabilities of $(6.5) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities, including an earn-out payment of $(1.0) million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 was $(5.2) million and primarily related to the purchase of compactors and related equipment. Cash used in investing activities for the nine months ended September 30, 2023 was $(1.3) million. Other investing activities are primarily from purchases of intangible assets such as software development costs and other property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $7.3 million, primarily from net borrowings of $5.3 million on our ABL Facility and $2.5 million borrowings from our PNC equipment term loan. Net cash used in financing activities for the nine months ended September 30, 2023 was $(14.1) million, primarily from net repayments of $(6.8) million on our ABL Facility and $(7.8) million repayment of long-term debt. See Note 7 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the nine months ended September 30, 2024 and 2023. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in business acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Our board of directors approved the Company’s Third Amended and Restated Bylaws (the “Third Amended and Restated Bylaws”), effective November 7, 2024. The Third Amended and Restated Bylaws incorporate certain amendments to, among other things: (i) permit only our board of directors to call a special meeting of stockholders; (ii) revise the time period during which notices of director nominations or proposals of other business for an annual meeting of stockholders shall be delivered, such that any such notice must be received by the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting; (iii) enhance the disclosure requirements for director nominations or proposals of other business such that additional information is now required to be included in the stockholder’s notice (these include, but are not limited to, (a) requiring certain representations, (b) requiring additional disclosures (as to certain material interests or relationships, voting arrangements, agreement, arrangement or understanding and derivative instruments), (c) expanding the disclosure requirements to include any beneficial owners, affiliates or others acting in concert and (d) updating the procedural requirements); and (iv) remove the limitation on expanding the number of directors to above eight (8) directors without the unanimous consent of our board of directors.

The foregoing description of the Third Amended and Restated Bylaws is qualified in its entirety by reference to the copy of the Third Amended and Restated Bylaws which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Exhibit
3.1	Third Amended and Restated Bylaws of Quest Resource Holding Corporation
10.1	Form of Performance Stock Unit Award Agreement (incorporated by reference to the Company’s Form 8-K, filed with the Commission on August 16, 2024).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 7, 2024	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

Date: November 7, 2024	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer