Form 10-K
period 2024-12-31
Quest Resource Holding Corp
filed 2025-03-12
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of such shares as quoted on the Nasdaq Stock Market on June 30, 2024 was $107,164,587. For purposes of this computation, all officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2025, was 20,606,395.

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

Specific forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that our recycling services are comprehensive, innovative, and cost effective; our belief that a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth; our belief that we are not exposed to significant currency or credit risks arising from our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, and notes payable; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business; our plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider to be industry-leading collection, processing, and data reporting; our plan to expand the types of waste streams and recyclables covered by our services; our plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry; our plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value; our intention to continue to enhance the comprehensive, one-stop recycling services that we provide for the waste streams and recyclables produced by our business customers; our intention to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals; our intention to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and a national footprint that we believe provides us with competitive advantages in expanding our customer base; our intention to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns; our expectation that the recycling industry will continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills; our expectation that the Environmental Protection Agency (“EPA”) and state and local governments will continue the present trend of restricting the amount of potentially recyclable material bound for landfills; our belief that governmental restrictions, along with the economic value of recyclables, may create additional opportunities as proper disposal of materials becomes more specialized; our goal to be a leading environmental services company; the key elements of our strategy to achieve our goals; our plans to continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers; our belief that there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information; our plan to increase our sales and marketing efforts; our strategic goal to continue to diversify our customer base; our intention to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations; our plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses; our belief that this strategy results in a scalable business model; our expectations regarding capital expenditures; our plan to increase our recycling and waste services business; our expectations regarding our capital requirements and the uses of such capital; our belief that there is significant competition for qualified personnel with the skills and knowledge that we require; our expectation that we will enter into strategic alliances; our plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities; our acquisition strategy; our intent to further acquire other businesses; our belief that we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects; our belief that we are regarded as an attractive acquirer; our intention to issue additional securities pursuant to our equity incentive plan and our employee stock purchase plan may issue equity or convertible securities in the future; our plan to retain any future earnings to finance our operations and growth plans; and our belief that our existing cash and cash equivalents, available borrowing under our credit facilities, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions and the potential effect of inflationary pressures on our costs of doing business; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
•
Maintain Virtual Facilities and Equipment. We plan to continue to pursue an “asset light” strategy in our core business that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are better aligned to each customer’s needs and selling recyclable materials at volumes that provide favorable prices; enables us to render our services on a national basis without the need for an extensive workforce, multiple facilities, or numerous vehicles; allows us to negotiate with multiple subcontractors to optimize our pricing; and reduces our capital expenditures and working capital requirements.
•
Leverage Governmental and Social Factors Expanding Recycling. We intend to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, and other environmental concerns, including the proliferation of ESG initiatives as evidenced by the SEC’s recent proposed rules.

Our Environmental Services

Waste and Recycling Services

We provide businesses across multiple industry sectors with a single-source service solution for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations. In addition, we help customers to safely transport, treat, and dispose of a full spectrum of non-recyclable regulated and non-regulated waste.

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
•
provide a single source of cost-effective choices for all of their waste that improves overall operational economics and maximize the value of recyclable commodities;
•
leverage the entire market of available service options to ensure the best solution that is fully aligned with their business and sustainability goals;
•
help our customers with flexible programs that work toward operational efficiencies, sustainability and ESG initiatives by lowering the percentage of the waste streams that must be disposed of in landfills or by incineration;
•
provide crucial visibility into an enterprise’s waste and recycling program through accurate and complete data that supports more informed decision-making and the reporting of corporate ESG and sustainability initiatives;
•
mitigate risk by assisting our customers with full regulatory and environmental compliance for their waste and recycling operations; and
•
provide our customers with a centralized point of contact with the convenience of 24/7/365 support.

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

We provide our services on a national basis as well as in certain international regions. We currently service tens of thousands of locations for various customers throughout the United States (including Puerto Rico) and Canada. Our customers generally have multiple locations, including many with hundreds or even thousands of facilities across a national footprint. Each location typically has multiple waste streams to be serviced, with the number mostly growing as additional materials can be identified and separated for their recovery value. We continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers.

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
•
Automotive, Fleet and Industry Services. We provide a selection of services that include the collection, processing and recycling of scrap tires, HDPE plastics, used oil, used oil filters, parts cleaners, paint wastes, industrial fluids, used antifreeze, regulated waste, wastewater, and spent chemicals. We also offer antifreeze and windshield washer fluid products for business use or resale, which are produced from byproducts of waste processing activities.
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
•
Recycling Services. In addition to recycling many of the above-mentioned waste streams, we also collect and recycle waste streams that are unique to certain manufacturing facilities and can often be sold as commodities to offset operating costs for customers.
•
Solid Waste and Recycling Equipment. We offer turnkey equipment solutions to help further reduce waste, improve operational efficiencies, and reduce total cost of operations. Standard and custom-built equipment is available to meet the exact site and operational needs of the customer. Purchase and rental options are available to support the customer’s budget needs, along with certified used and new equipment options.
•
Construction Services. We help construction site managers across the United States recycle construction waste, including cardboard, plastics, metal, pallets, wood, drywall, and concrete. In addition, we provide temporary containers, offices, storage, toilets, eye washing stations, and water-holding tanks.

Data and Reporting

Government regulations for waste and recycling are extensive and complex, making reporting and documentation central components of our value to customers. ESG and sustainability initiatives are further driving the need for accurate and complete data of waste materials and the associated operations. The wide variety of recycling and waste services, volumes, diversion data, and related documents are organized in a cloud-based, centralized data hub, providing operational insight, environmental tracking, and flexible reporting. Customers have 24/7/365 access through their secure custom portal. We will continue to leverage the latest technologies, such as Artificial Intelligence (AI) and the Internet of Things (IoT), as well as proprietary tools and processes to advance our data and reporting capabilities to meet the evolving needs of our customers.

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

Industries that we target for our services include, but are not limited to, the following:

•
Automotive
o
Retail service providers (car dealerships, tire dealerships, quick lubes, aftermarket automotive parts and accessories retailers, automotive service franchises, car washes)
o
Car and equipment rental companies
•
Industrial/Manufacturing
o
Food and beverages
o
Machinery and equipment
o
Chemicals and lubricants
•
Distribution and Logistics
o
Trucking and fleet
o
Warehouses and distribution centers
•
Hospitality and Retail
o
Grocers
o
Big box
o
Specialty
o
Restaurants
o
Hotels
•
Property Management
o
Commercial
o
Multi-family
•
Healthcare
o
Clinics
o
Hospitals
o
Senior living
o
Medical offices
•
Construction and Demolition

Customers

Our customers are mostly Fortune 1000 businesses and span multiple and diverse industry sectors. We generally enter into multi-year contracts with our customers that are designed to provide us with recurring monthly revenue. These contracts structure our revenue primarily in the following ways: management fee, contracted pricing, shared savings, or revenue from the sale of commodities.

Our business depends to a significant extent on revenue from our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. One customer accounted for 27% of our revenue for the year ended December 31, 2024, and two customers accounted for 29% of our revenue for the year ended December 31, 2023.

We believe that we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business. Through our customer-service-driven culture, national presence, logistics management, compliance, and commodity brokerage, our solution delivers the critical know-how and experience necessary to implement and execute multi-point reuse, recycling, disposal, and waste management services.

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

Third Party Subcontractors

We currently pursue an “asset light” strategy in our core business that utilizes third-party subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. We do not own significant waste management assets, such as trucks, processing facilities or landfills, or have a significant number of employees devoted to in-the-field recycling operations. Instead, our asset light strategy allows us to leverage the entire market of available facilities, equipment and processes to meet our customers’ needs. We maintain strong relationships with a multitude of subcontractors, leveraging a national network to service our customer base. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best cost of service, and reduces our capital expenditures and working capital requirements.

Equipment and Installation

We own certain solid waste and recycling equipment located at various customer locations. We offer turnkey equipment solutions to help further reduce waste, improve operational efficiencies, and reduce total cost of operations. Standard and custom-built equipment is available to meet the exact site and operational needs of the customer. Purchase and rental options are available to support the customer’s budget needs, along with certified used and new equipment options.

Employees

As of December 31, 2024, we employed a total of 225 people, of whom 224 were full time employees. Four were executive employees, 126 were administrative and customer services employees, 82 were accounting and finance employees and 13 were sales and marketing employees. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

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

On December 7, 2021, we acquired all of the outstanding membership interests of RWS Facility Services, LLC (“RWS”), a full-service management company engaged in the brokering of recycling, waste and sustainability solutions, located in Chadds Ford, PA. We made other strategic acquisitions in 2021 and 2022, including the acquisition of environmental services companies in Atlanta, GA, Louisville, KY and Greenville, SC.

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

As a result of historical operating losses, we had an accumulated deficit of $(125.1) million as of December 31, 2024. The development of our business will require us to continue to make significant expenditures and incur substantial expenses. These significant expenditures and expenses are needed to expand our customer base and recycling services, enhance our technologies, implement internal systems and infrastructure and hire additional personnel. As a result, we may incur losses as we expand our business and there is no assurance that we will maintain profitability in the near future or at all. If we incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our business depends to a certain extent upon our largest customers, and any material reduction in our business with those customers or changes to their contractual terms could have an adverse effect on our company.

We depend on a small number of customers and the loss of one or more major customers could have a material adverse effect on our business. For the years ended December 31, 2024 and 2023, one of our customers accounted for 27% and two of our customers accounted for 29% of our revenues, respectively. Given these percentages, the success of our business depends to a certain extent on our relationship with our largest customers and our failure to maintain our business with these customers could have an adverse effect on our business and revenue. Furthermore, our contractual arrangements with our major customers generally are on a multi-year basis and pertain to the management of only certain forms of materials. These contractual arrangements typically have a term of two to three years and they do not typically provide us with firm, long-term volume commitments. As a result, our customers are able to cancel, reduce, or delay our services to them at any time which could cause our revenue to decline. The terms of these contractual arrangements with our major customers or with a significant number of our other customers are also subject to change and such changes could have an adverse effect on our company.

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

We rely on third-party providers to provide services and technology, server, and hardware for our operations and for maintaining our data, and a failure of service by these providers could adversely affect our business and reputation.

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

We rely on third-party vendors to provide critical services, including, among other things, invoice processing and bill payment services, information technology, and network monitoring. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Any inability to adapt to and manage the benefits and risks of artificial intelligence could expose us to liability or put us at a disadvantage.

Artificial intelligence could disrupt certain aspects of our business. Some of our third-party vendors incorporate artificial intelligence technologies, including machine learning, into their services. As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies, and there can be no assurance that the usage of such technologies will enhance our services or be beneficial to our business, including our efficiency or profitability.

Artificial intelligence technologies are also subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. Such laws and regulations may present a variety of compliance risks. The use of artificial intelligence may also result in litigation, ethical concerns, and other legal and business risks. If we are not able to adapt and effectively incorporate potential advantages of artificial intelligence in our business, it may negatively impact our ability to compete. If we are not able to effectively manage the risks of artificial intelligence, we may suffer harm to our results of operations and reputation.

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

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to periodic and seasonal quarterly fluctuations in our results of operations, which could be significant. These factors include the following:

•
cyclicality of the markets we serve;
•
timing and size of orders;
•
size and scope of projects and services;
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

If the benefits of any completed or proposed acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our Common Stock may decline.

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

Russia’s military intervention in Ukraine in late February 2022 created significant political and economic global uncertainty. Although the length and impact of this and other global conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the Ukraine activities and related actions and assessing the potential impact on our business.

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

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2024, we had 20,606,395 shares of our Common Stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2024, we had 3,960,595 shares of Common Stock issuable upon the exercise of outstanding stock options, deferred stock units (“DSUs”), restricted stock units (“RSUs”), and warrants under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our Common Stock.

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

Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management team. We have established a cybersecurity governance framework that encompasses policies, procedures, and controls designed to support cybersecurity risk management practices. Our Senior Information Systems Administrator is responsible for assessing and managing material risks from cybersecurity threats. This position reports directly to our Senior Vice President of Business Transformation. In addition, we have retained Virtual Chief Information Security Officer services to support our cybersecurity risk management and governance practices. Such individuals have substantial prior work experience in various roles involving cybersecurity risk management and information technology, including security, compliance, systems and programming, and bring a wealth of expertise in their roles. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy process described above, and report to our Managed Security Services Provider and our Board of Directors on any appropriate items. Our Board of Directors oversees the cybersecurity program and receives program metrics as well as information related to identified cyber-related risks when meeting with the company’s management.

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

ITEM 2. PROPERTIES

Our executive offices are located in The Colony, Texas, where we lease approximately 16,200 square feet under a lease that expires in December 2027. We also have an administrative office in Pennsylvania. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has traded on the Nasdaq Capital Market, or Nasdaq, under the symbol “QRHC” since May 19, 2014.

As of March 3, 2025, there were 20,606,395 shares of Common Stock outstanding and approximately 75 holders of record of our Common Stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in the Company’s filings with the SEC, there were no sales of unregistered securities for the year ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Years Ended December 31, 2024 and 2023 Operating Results

Our consolidated financial statements include the operating activities of our company and our subsidiaries for the years ended December 31, 2024 and 2023.

The following table summarizes our operating results for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Revenue	$288,532	$288,378
Cost of revenue	238,537	238,313
Gross profit	49,995	50,065
Operating expenses:
Selling, general, and administrative	39,543	37,669
Depreciation and amortization	9,401	9,571
Impairment loss	5,511	—
Total operating expenses	54,455	47,240
Operating income (loss)	(4,460)	2,825
Interest expense	(10,312)	(9,729)
Loss before taxes	(14,772)	(6,904)
Income tax expense	291	387
Net loss	$(15,063)	$(7,291)

Year Ended December 31, 2024 compared with Year Ended December 31, 2023

Global Economic Trends

There has been heightened uncertainty in the macroeconomic environment, characterized by increasing unemployment, significant inflation, and decreased consumer and business spending. There are also significant geopolitical concerns, including the ongoing conflict between Ukraine and Russia, which have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the year ended December 31, 2024, revenue was $288.5 million, an increase of $0.1 million, or 0.1%, compared with revenue of $288.4 million for the year ended December 31, 2023.

Newly added customers in the current year contributed $18.6 million in additional revenue ($8.5 million in the fourth quarter) compared to the prior year. Additionally, overall demand was mostly strong for the remaining business which, in total, contributed $25.6 million in additional revenue, an increase of almost 13% from 2023. These increases were mostly offset by lower volumes from lost customers and services and lower volumes due to soft conditions in a certain customer’s end markets. These reductions resulted in a decrease of revenues of $44.0 million, which includes lower than expected production volumes at one of our largest customers due to soft conditions in their end market. Approximately one-third of the lower revenues is associated with customers, both former and current, related to the disposal group held for sale. See Note 3 to our consolidated financial statements for further discussion.

Cost of Revenue/Gross Profit

Cost of revenue increased to $238.5 million for the year ended December 31, 2024, from $238.3 million for the year ended December 31, 2023. The changes in cost of revenues were primarily due to the changes in revenue described above. Additionally, we experienced higher cost of revenue as a percentage of revenue in 2024 due to on-boarding and ramping up of new customers which was offset by the reductions from the lower volumes described in the revenues section whose margins were lower overall than the company’s average gross margin. In addition, in 2023 we recorded $1.2 million in cost of revenue related to unreconciled accounts payable from a 2021 acquisition, and in the fourth quarter of 2024, we recorded approximately $1.0 million in cost of revenues related to unreconciled accounts payable related to 2021 and 2022 payments.

Gross profit decreased $(0.1) million to $50.0 million for the year ended December 31, 2024, from $50.1 million for the year ended December 31, 2023. Our gross profit margin was 17.3% for the year ended December 31, 2024, compared with 17.4% for the year ended December 31, 2023.

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

Operating Expenses

For the year ended December 31, 2024, operating expenses increased to $54.5 million from $47.2 million for the year ended December 31, 2023.

Selling, general, and administrative expenses were $39.5 million and $37.7 million for the years ended December 31, 2024 and 2023, respectively. The increase primarily relates to increases in overall labor related expenses of $0.8 million, which includes the benefit of an approximately $0.8 million reduction in year over year bonus expense in 2024, mostly related to unearned executive bonus expense. Professional fees also increased by $0.4 million compared to the prior year. Additionally, bad debt expense increased $0.2 million compared to the prior year, which included approximately $0.5 million in additional bad debt reserve for certain customers related to the assets held for sale. Operating expenses included depreciation and amortization of $9.4 million and $9.6 million for the years ended December 31, 2024 and 2023, respectively.

We recorded a $5.5 million impairment charge for the year ended December 31, 2024 associated with an asset group classified as held for sale. See Note 3 to our consolidated financial statements for further discussion.

Interest Expense

For the year ended December 31, 2024, interest expense increased to $10.3 million from $9.7 million for the year ended December 31, 2023, primarily due to increased borrowings under our revolving credit facility and our equipment term loan in 2024. We are amortizing debt issuance costs of $4.8 million and loan discount costs of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our consolidated financial statements.

We refinanced our credit facilities on December 30, 2024 for more favorable interest rate margins. We expect to realize the positive effect of lower interest rates in 2025. See Note 7 to our consolidated financial statements for further discussion.

Income Taxes

We recorded a provision for income taxes of $0.3 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. The provision for income taxes for both periods is primarily attributable to state tax obligations based on current estimated state tax apportionments for states with no net operating loss carryforwards and other timing differences.

We recorded a full valuation allowance against all of our deferred tax assets (“DTAs”) as of both December 31, 2024 and 2023. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 48 to 60 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the year ended December 31, 2024 was $(15.1) million compared to net loss of $(7.3) million for the year ended December 31, 2023. The discussions above explain the primary changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, vary from period to period depending on commodity prices of recycled materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and integrations.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.73) and ($0.36) for the years ended December 31, 2024 and 2023, respectively. The basic and diluted weighted average number of shares of Common Stock outstanding was approximately 20.6 million for the year ended December 31, 2024, compared to basic and diluted weighted average number of shares of Common Stock outstanding of approximately 20.1 million for the year ended December 31, 2023.

Adjusted EBITDA

For the year ended December 31, 2024, Adjusted EBITDA, a non-GAAP financial measure, decreased (10.7)% to $14.5 million from $16.2 million for the year ended December 31, 2023.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2024 and 2023 (in thousands):

	As Reported
	Years Ended December 31,
	2024	2023
Net loss	$(15,063)	$(7,291)
Depreciation and amortization	10,272	9,948
Interest expense	10,312	9,729
Stock-based compensation expense	1,563	1,312
Acquisition, integration and related costs	112	1,624
Impairment loss	5,511	—
Other adjustments	1,471	501
Income tax expense	291	387
Adjusted EBITDA	$14,469	$16,210

For the year ended December 31, 2024, other adjustments included certain professional fees as well as certain administrative fees related to borrowings. For the year ended December 31, 2023, other adjustments included an earn-out adjustment, severance and project costs, and certain administrative fees related to borrowings.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share

Adjusted net income (loss), a non-GAAP financial measure, for the year ended December 31, 2024, was $(0.7) million compared with $3.4 million for the year ended December 31, 2023. We present adjusted net income (loss) and adjusted net income (loss) per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income (loss) and adjusted net income (loss) per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income (loss) to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income (loss) has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income (loss) and adjusted net income (loss) per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income (loss) and adjusted net income (loss) per diluted share for the years ended December 31, 2024 and 2023, are calculated as follows (in thousands except per share amounts):

	Years Ended December 31,
	2024	2023
Reported net loss (a)	$(15,063)	$(7,291)
Adjustments:
Amortization of intangibles (b)	8,787	8,864
Acquisition, integration and related costs (c)	112	1,624
Impairment loss	5,511	—
Other adjustments (d)	—	205
Adjusted net income (loss)	$(653)	$3,402

Diluted earnings per share:
Reported net loss	$(0.73)	$(0.36)
Adjusted net income (loss)	$(0.03)	$0.15

Weighted average number of common shares outstanding:
Diluted (e)	20,617	22,362
(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustments to earn-out fair value
(e) Reflects adjustment for dilution when adjusted net income is positive

Liquidity and Capital Resources

As of December 31, 2024, we had working capital of $30.7 million, including $0.4 million of cash and cash equivalents, compared with working capital of $15.7 million, including cash and cash equivalents of $0.3 million, as of December 31, 2023.

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

We believe our existing cash and cash equivalents of $0.4 million, our borrowing availability under our $45.0 million ABL Facility (as defined and discussed in Note 7 to our consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Our Credit Agreement (as described in Note 7 to our consolidated financial statements) provides for, among other things, a senior secured term loan facility in the principal amount of $54.0 million as of December 31, 2024. The maturity date of the term loan facility is June 28, 2030 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. The Credit Agreement also contains a delayed draw term loan facility in the maximum principal amount of $25.0 million. Loans under the delayed draw term loan facility may be requested at any time until December 30, 2026. Proceeds of the delayed draw term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement).

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

Cash Flows from Operating Activities

Net cash used in operating activities was $(6.1) million for the year ended December 31, 2024, compared with net cash used in operating activities of $(1.4) million for the year ended December 31, 2023.

Net cash used in operating activities for the year ended December 31, 2024 related primarily to the net effect of the following:

•
net loss of $(15.1) million, which includes a non-cash impairment loss of $5.5 million;
•
other non-cash items of $14.8 million, which related primarily to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
cash used in the net change in operating assets and liabilities of $(11.4) million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

Net cash used in operating activities for the year ended December 31, 2023 related primarily to the net effect of the following:

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2024, was $(6.0) million and primarily related to the purchase of compactors and related equipment. Cash used in investing activities for the year ended December 31, 2023, was $(1.9) million. Other investing activities are primarily from intangible assets such as software development costs and purchases of other property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12.1 million for the year ended December 31, 2024, primarily from net borrowings of $9.9 million on our ABL Facility, $2.9 million borrowings from our PNC equipment term loan, and $1.4 million proceeds from stock option exercises and shares issued under our 2014 Employee Stock Purchase Plan (“2014 ESPP”), partially offset by $1.3 million repayments of long term debt. Net cash used in financing activities was $(6.0) million for the year ended December 31, 2023, primarily from $8.1 million repayment of notes payable, which was partially offset by net borrowings of $1.0 million on our ABL Facility and $1.1 million proceeds from stock option exercises and shares issued under our 2014 ESPP. See Note 7 to our consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the years ended December 31, 2024 and 2023. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. While we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, deferred taxes and the fair value of assets and liabilities acquired in business acquisitions, assets held for sale, and stock-based compensation expense. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Held for Sale

Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into assets and liabilities held for sale on our consolidated balance sheets. The reclassification occurs when all the held for sale criteria have been met. Disposal groups are measured at the lower of carrying value or fair value less costs to sell. Assets held for sale are not depreciated or amortized. We assess the recoverability of disposal groups each reporting period they remain classified as held for sale.

Impairment of Goodwill and Other Intangible Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually during the third quarter, unless indicators of impairment exist in interim periods. Our test of goodwill impairment included assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events such as market capitalization as compared to book value. The impairment test for goodwill compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of its goodwill, we recognize an impairment loss equal to the excess, not to exceed the total amount of recorded goodwill. We performed our most recent goodwill impairment analysis in the third quarter of 2024 with no impairment recorded. In addition, we reevaluated goodwill in the fourth quarter of 2024, when management identified a disposal group designated as held for sale and assigned $5.2 million of goodwill to the disposal group. The remaining goodwill of $81.1 million was assessed for impairment with no impairment recorded. See Note 3 to our consolidated financial statements for further discussion.

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

Deferred Stock Units

Non-employee directors can elect to receive all or a portion of their annual retainers in the form of DSUs. The DSUs are recognized at their fair value on the date of grant. Director fees deferred into stock units are calculated and expensed each month by taking fees earned during the month and dividing by the closing price of our common stock on the last trading day of the month, rounded down to the nearest whole share. In addition, certain executive compensation expense is also granted in the form of DSUs. Each DSU represents the right to receive one share of our common stock following the completion of a grantee’s service.

Restricted Stock Units

Non-employee directors receive a portion of their annual board compensation in the form of RSUs. In addition, certain employee compensation is also granted in the form of RSUs. The RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested.

Performance Stock Units

Beginning in 2024, certain employees were granted performance stock units (“PSUs”) under our incentive compensation plan. PSUs vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. The PSUs are recognized at their fair value on the date of grant and compensation expense is based on the probable issuance of units at the end of the performance period.

Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2024 and 2023, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2024 and 2023, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Audit Report on Internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Semple, Marchal & Cooper, LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

On March 6, 2025, the Compensation Committee of the Company approved the Company’s 2025 Long-Term Incentive Plan (the “2025 LTIP”), in which the Company’s named executive officers and other key employees may participate. Under the 2025 LTIP, the participants are eligible to be granted PSUs and any such PSUs will be issued pursuant to and subject to the terms of the Company’s stockholder-approved 2024 Incentive Compensation Plan and the form of Performance Stock Unit Award Agreement thereunder (the “Award Agreement”).

The PSUs will settle in common stock following the achievement of certain performance metrics on or prior to the expiration of a three-year performance and service period. The number of shares of common stock a participant will be eligible to receive following such period will be determined based on the actual performance level achieved, either at the threshold or target level as set forth in the applicable Award Agreement for such performance period, and the applicable payout percentage, which would be 80% at threshold and 100% at target performance level with straight-line interpolations between threshold and target. Any earned PSUs will be fully vested and paid no later than March 15 of the fiscal year following the achievement of the performance metrics on or prior to the end of the performance period, subject to adjustment in accordance with the terms of the 2025 LTIP and the form of Award Agreement.

The Compensation Committee will retain the authority to administer the 2025 LTIP and to exercise discretion in connection with awards and other determinations made thereunder. The foregoing summary of the 2025 LTIP does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of Award Agreement, a copy of which is filed as Exhibit 10.6 to this Annual Report on Form 10-K and is incorporated herein by reference.

On March 6, 2025, in connection with the approval of the 2025 LTIP, the Compensation Committee approved the following PSU awards for its named executive officers: (i) 80,000 PSUs to David P. Sweitzer; and (ii) 80,000 PSUs to Brett W. Johnston.

On March 6, 2025, the Compensation Committee also authorized and approved the payment of a one-time $100,000 cash bonus to David P. Sweitzer as part of this 2025 LTIP award, pursuant to the terms of a letter agreement (the “Sweitzer Bonus Agreement”), entered into by the Company and Mr. Sweitzer on March 10, 2025. Pursuant to the Sweitzer Bonus Agreement, Mr. Sweitzer shall repay to the Company the full amount of the bonus in the event of his voluntary resignation or termination by the Company for cause prior to March 12, 2026. The foregoing summary of the Sweitzer Bonus Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Sweitzer Bonus Agreement, a copy of which is filed as Exhibit 10.37 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding our directors as of March 12, 2025:

Name	Age	Position
Daniel M. Friedberg	63	Chairman of the Board (2)(4)(5)
S. Ray Hatch	64	President, Chief Executive Officer, and Director (4)(5)
Glenn A. Culpepper	69	Director (1)(3)(5)
Audrey P. Dunning	63	Director (1)(2)(4)
Stephen A. Nolan	64	Director (1)(3)(5)
Sarah R. Tomolonius	44	Director (1)(2)(3)

(1) Member of the Audit Committee
(2) Member of the Nominations and Corporate Governance Committee
(3) Member of the Compensation Committee
(4) Member of the Strategic Planning Committee
(5) Member of the Financing Committee

Daniel M. Friedberg has served as Chairman of the Board of our company since April 2019. Mr. Friedberg has served as the Chief Executive Officer of Hampstead Park Capital Management LLC, a private equity investment firm since its founding in May 2016, a Managing Partner at 325 Capital LP since its founding in 2016, and is the Chief Executive Officer of Roundtrip EV Solutions, Inc., a private company in the electric vehicle industry, since May 2021. Previously, Mr. Friedberg was Chief Executive Officer and Managing Partner of Sagard Capital Partners L.P., a private equity investment firm, from its founding in January 2005 until May 2016; Vice President of Power Corporation of Canada, a diversified international management holding company, from January 2005 to May 2016; a Partner and Consultant with Bain & Company, a global strategy management consulting company, from 1997 to 2005 and 1987 to 1991, respectively. Mr. Friedberg has been serving on the Board of Directors of Multi Sensor AI Holdings, Inc (Nasdaq: MSAI) since July 2024. Mr. Friedberg also has served on the Board of Directors of Transact Technologies Inc. (Nasdaq: TACT), a manufacturer of printers and restaurant systems, since March 2022. Previously, Mr. Friedberg served as a member on the Board of Directors of Roth CH Acquisition IV Co. (Nasdaq: ROCG), a publicly-traded special purpose acquisition company, from August 2021; and served as a member on the Board of Directors of each of Roth CH Acquisition III Co. (Nasdaq: ROCR), a publicly-traded special purpose acquisition company, from March 2020 to March 2021 until its merger with QualTek Services Inc. (Nasdaq: QTEK); and Roth CH Acquisition II Co. (Nasdaq: ROCC), a publicly-traded special purpose acquisition company, from December 2020 until its merger with Reservoir Holdings, Inc. in July 2021. Mr. Friedberg also serves on the private board of directors of USA Field Hockey. Mr. Friedberg has a master’s in business administration degree from Cornell University’s Johnson Graduate School of Business, and a Bachelor of Science from the University of Manchester Institute & Technology. Mr. Friedberg’s experience as the Chief Executive Officer of three investment firms, his experience as an executive with a leading global management consulting firm, his extensive experience in investing in private and public companies, and his service on multiple boards of directors provide him with knowledge and experience with respect to organizational, financial, operational, M&A, and strategic planning matters and provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

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

Audrey P. Dunning has served as a director of our company since June 2023. Ms. Dunning is currently the founder and Chief Executive Officer of AMP Growth Advisors, a firm that specializes in strategic planning, business development, executive coaching and advises on digital transformation and technology risk management. Ms. Dunning currently serves on the Board of Directors for TransAct Technologies (Nasdaq: TACT), a global leader in software-driven technology and printing solutions for high-growth markets, since March 2022. Ms. Dunning also serves on the Board of Directors for TriState Capital Bank, one of the fastest-growing banks in the nation with assets exceeding $20 billion and a wholly-owned subsidiary of Raymond James Financial, Inc. (NYSE: RJF) as of June 2022. Ms. Dunning has previously served as a director of the Pittsburgh Branch of the Federal Reserve Bank of Cleveland from January 2015 through December 2020, and the board of Dollar Bank, FSB from January 2016 to December 2019. Ms. Dunning also served as the Chief Executive Officer of Summa Technologies, a digital solutions consultancy company that combined its human-centered design, strategy, and agile software development capabilities to power businesses and deliver engaging customer experiences from 2007 until its acquisition by CGI, Inc. (NYSE:GIB) in 2017. We believe that Ms. Dunning’s experience as a former and current Chief Executive Officer, combined with her broad experience across information technology and digital transformation initiatives provide the requisite qualifications, skills, perspectives, and experiences that make her well qualified to serve on our Board of Directors.

Stephen A. Nolan has served as a director of our company since April 2019. Mr. Nolan served as President and Chief Operating Officer of SGS North America, the world’s largest testing, inspection and certification company, from August 2019 until his retirement in March 2024. From June 2013 to April 2018, Mr. Nolan served as Chief Financial Officer and, subsequently, Chief Executive Officer and a member of the Board of Directors of Hudson Global, Inc. (Nasdaq: HSON), a global provider of professional recruitment, talent management, and recruitment process outsourcing services. From September 2004 to December 2012, Mr. Nolan served as Chief Financial Officer of Adecco North America, a staffing and human capital solutions company. From November 2001 to September 2004, Mr. Nolan served as Chief Financial Officer for DHL Global Forwarding NA, a freight forwarding business. From April 2000 to November 2001, Mr. Nolan served as Corporate Controller for Newpower, a residential energy marketing start-up. From December 1985 to March 2000, Mr. Nolan served in Finance roles at Reckitt Benckiser, a global consumer products company. From October 1981 to December 1985, Mr. Nolan served as Audit Senior for PwC. We believe Mr. Nolan’s experience as the Chief Financial Officer and Chief Operating Officer of a number of companies and his executive and board experience at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

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

There are no family relationships among any of our directors and executive officers.

Management

The following table sets forth certain information regarding our executive officers as of March 12, 2025:

Name	Age	Position
S. Ray Hatch	64	President and Chief Executive Officer
Brett W. Johnston	49	Senior Vice President and Chief Financial Officer
Perry W. Moss	65	Chief Revenue Officer
David P. Sweitzer	62	Executive Vice President and Chief Operating Officer

S. Ray Hatch’s biography is set forth under the heading “Directors” above.

Brett W. Johnston has served as Senior Vice President and Chief Financial Officer of our company since November 2022. Mr. Johnston served as both Senior Vice President and Vice President of Finance and Business Development for the Construction Products Group at Arcosa, Inc. (NYSE: ACA), a publicly traded infrastructure products company, from November 2018 to October 2022. From 2003 until November 2018 when Arcosa spun off from Trinity Industries Inc. (NYSE: TRN), a publicly traded multi-industry company, Mr. Johnston served in various roles for the Construction Materials division across operations, finance, strategic planning, business development, and sales and marketing including Vice President of Finance and Business Development, Vice President of Operations, and Vice President of Business Development.

Perry W. Moss has served as the Chief Revenue Officer of our company since June 2024. Mr. Moss previously joined our company as Senior Vice President of Sales and Business Development in July 2023 and brings over 30 years of broad business development experience. Mr. Moss has previously worked in various leadership roles at Rubicon Technologies, Inc. (NYSE: RBT), a publicly traded digital marketplace for waste and recycling services, including Chief Advisor from January 2018 to March 2023, President from January 2011 to December 2017 and Chief Operating Officer from May 2011 to June 2011. Prior to Rubicon, Mr. Moss also served in various roles at Oakleaf Waste Management, a sustainability service group that provides environmental solutions, including Executive Vice President of Major Accounts and Business Development from August 2009 to May 2011, Senior Vice President of Client Services from August 2007 to August 2009 and Senior Vice President of Recycling Services from November 2004 to August 2007. From 1995 to 2004, Mr. Moss served as the Director of Business Development for Smurfit-Stone Container, a global paperboard and paper-based packaging company.

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

Based solely upon our review of the copies of such forms filed electronically with the SEC during the fiscal year ended December 31, 2024, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our Common Stock timely complied with all Section 16(a) filing requirements during such fiscal year ended December 31, 2024, except that (i) each of Daniel M. Friedberg, Audrey Dunning, Stephen Nolan and Sarah Tomolonius filed late a Form 4 with respect to a vesting of RSUs that occurred on August 16, 2024 and (ii) Stephen Nolan filed late a Form 4 with respect to a grant of DSUs made on December 29, 2023 in connection with his service as a member of the Board, all of which were due to inadvertent errors and promptly corrected.

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring. Mr. Culpepper and Ms. Tomolonius are Class I directors whose terms will expire at the 2025 Annual Meeting of Stockholders. Ms. Dunning and Mr. Nolan are Class II directors whose terms will expire in 2026. Messrs. Friedberg and Hatch are Class III directors whose terms will expire in 2027.

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

Board Committees

Our bylaws authorize our Board of Directors to appoint from among its members one or more committees consisting of one or more directors. Our Board of Directors has established standing Audit, Compensation, and Nominations and Corporate Governance Committees, each consisting entirely of independent directors as “independence” is defined by the listing standards of Nasdaq and by the SEC. The Board of Directors also established a standing Strategic Planning Committee in July 2019 and a Financing Committee in July 2024.

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

The Audit Committee currently consists of Messrs. Culpepper and Nolan and Mses. Dunning and Tomolonius. Our Board of Directors has determined that each of Messrs. Culpepper and Nolan and Mses. Dunning and Tomolonius, whose backgrounds are detailed above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Culpepper chairs the Audit Committee.

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

The Compensation Committee currently consists of Messrs. Culpepper and Nolan and Ms. Tomolonius. Mr. Nolan chairs the Compensation Committee.

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

The Strategic Planning Committee currently consists of Messrs. Friedberg and Hatch and Ms. Dunning. Mr. Friedberg chairs the Strategic Planning Committee.

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

The Financing Committee

The Financing Committee provides assistance to our Board of Directors in reviewing our company’s operational and financial performance, including our company’s budgets, capital allocation practices and policies and review of strategic alternatives, and make recommendations to the Board on the foregoing matters. The Financing Committee currently consists of Messrs. Friedberg, Nolan, Culpepper and Hatch. Mr. Friedberg chairs the Financing Committee.

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

In addition to our 2019 Clawback Policy, we also adopted on November 17, 2023 the Company’s 2023 Dodd-Frank Clawback Policy.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale and other dispositions of our securities (the “Insider Trading Policy”) that applies to all of our directors, officer and employees. We believe that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws, rules and regulations, as well as Nasdaq listing standards applicable to us, relating to insider trading. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Stock ownership generally includes shares directly owned by the individual (including any shares over which the individual has sole ownership, voting, or investment power); shares owned by the individual’s minor children and spouse and by other related individuals and entities over whose shares the individual has custody, voting control, or power of disposition; shares underlying RSUs and DSUs that have vested or will be vested within 60 days; shares held in trust for the benefit of the individual or the individual’s immediate family members; and shares owned through savings plans, such as our 401(k) Plan and our deferred compensation plan or acquired through our employee stock purchase plan.

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

Board and Committee Meetings

Our Board of Directors held a total of nine meetings during the fiscal year ended December 31, 2024. During the fiscal year ended December 31, 2024, the Audit Committee held 11 meetings; the Compensation Committee held five meetings; the Nominations and Corporate Governance Committee held seven meetings; the Strategic Planning Committee held four meetings; and the Financing Committee held one meeting. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders. All of our directors attended our 2024 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2024 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2024 and 2023, information with respect to compensation for services in all capacities to us and our subsidiaries earned by our principal executive officer, and our two most highly compensated executive officers other than our principal executive officer who were serving as an executive officer on December 31, 2024. We refer to these executive officers as our “named executive officers.”

				Stock and	All Other
Name and Principal Position	Year	Salary (1)	Bonus (1)	Option Awards (2)	Compensation (3)	Total
S. Ray Hatch	2024	$390,014	$-	$250,500	$30,172	$670,686
President, Chief Executive	2023	$375,000	$125,000	$211,904	$29,419	$741,323
Officer, and Director
Brett W. Johnston	2024	$313,206	$-	$167,000	$35,505	$515,711
Senior Vice President and Chief	2023	$300,000	$120,000	$141,270	$28,161	$589,431
Financial Officer
David P. Sweitzer	2024	$348,534	$-	$208,750	$27,329	$584,613
Executive Vice President and	2023	$325,000	$125,000	$185,416	$29,128	$664,544
Chief Operating Officer
(1)
The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(2)
The amounts in this column reflect the aggregate probable grant date fair value of stock and option awards granted to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards. Certain of the executive compensation is in the form of DSUs, in which the stock is fully vested upon issuance with delivery deferred until the executive leaves the Company, and in RSUs, which vest over one to three years from the date of grant.
(3)
The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. However, we pay all health insurance premiums for Messrs. Hatch, Johnston and Sweitzer, which amounts are included in this column. The figure shown for each named executive officer also includes employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 87% of compensation, subject to IRS limits. We match 100% of the first 3% and 50% of the next 2% of eligible earnings that employees contribute to the 401(k) plan. Our 2024 Employee Stock Purchase Plan (“2024 ESPP”) permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our Common Stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Internal Revenue Code of 1986, as amended (the “Code”), and the 2024 ESPP.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table sets forth information with respect to outstanding stock options held by our named executive officers as of December 31, 2024.

		Option Awards
					Equity Incentive
					Plan Awards:
					Number of
					Securities
		Number of Securities			Underlying	Option	Option
		Underlying Unexercised Options (1)			Unexercised	Exercise	Expiration
Name	Grant Date	Exercisable		Unexercisable	Unearned Options	Price	Date
S. Ray Hatch	1/7/2016	250,000		—	—	$5.44	1/7/2026
	1/16/2018	100,000		—	—	$2.39	1/16/2028
	2/12/2019	150,000		—	—	$1.51	2/12/2029
	3/16/2020	160,000		—	—	$1.51	3/16/2030
	3/15/2021	80,000		—	—	$3.83	3/15/2031
	4/20/2022	35,000	(2)	17,500	—	$6.17	4/20/2032
	5/17/2023	20,000	(2)	40,000	—	$5.50	5/17/2033
David P. Sweitzer	10/3/2019	2,100		—	—	$2.45	10/3/2029
	4/20/2022	26,667	(2)	13,333	—	$6.17	4/20/2032
	5/17/2023	17,500	(2)	35,000	—	$5.50	5/17/2033
Brett W. Johnston	11/1/2022	10,000	(3)	15,000	—	$8.68	11/1/2032
	5/17/2023	13,333	(2)	26,667	—	$5.50	5/17/2033
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

The following table sets forth information with respect to outstanding stock-based equity awards held by our named executive officers as of December 31, 2024.

		Stock Awards
				Equity Incentive
		Equity Incentive		Plan Awards:
		Plan Awards:		Market or Payout
		Number of		Value of Unearned
		Unearned Shares,		Shares, Units or
		Units or Rights That		Other Rights That
Name	Grant Date	Have Not Vested		Have Not Vested (4)
S. Ray Hatch	6/26/2024	30,000	(1)	$195,000
	8/12/2024	30,000	(3)	$195,000
David P. Sweitzer	6/26/2024	25,000	(2)	$162,500
	8/12/2024	25,000	(3)	$162,500
Brett W. Johnston	6/26/2024	20,000	(2)	$130,000
	8/12/2024	20,000	(3)	$130,000

(1) Granted under the 2012 Incentive Compensation Plan, these shares vest on the anniversary of the date of grant.

(2) Granted under the 2012 Incentive Compensation Plan, these shares vest on each of the first, second, and third anniversary of the date of grant

(3) Granted under the 2024 Incentive Compensation Plan. Any earned PSUs will be fully vested and paid based on defined performance metrics achieved at the end of the three-year performance period. The number of shares of our common stock that each participant is eligible to receive following such period will be determined based on the initial target number of PSUs granted and the actual performance level achieved.

(4) Payout value is based on the $6.50 closing price of QRHC common stock on December 31, 2024.

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

DIRECTOR COMPENSATION

During fiscal 2024, we paid each non-employee director a monthly retainer, which is currently equivalent to $42,000 annually. Currently, the non-employee Chairman of the Board receives an additional $293,040 per year; the non-employee Chair of the Audit Committee receives an additional $15,750 per year; the non-employee Chair of the Compensation Committee receives an additional $10,500 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $7,875 per year; the non-employee Chair of the Strategic Planning Committee receives an additional $10,500 per year; the non-Chair members of the Audit Committee each receive an additional $7,875 per year; the non-Chair members of the Compensation Committee each receive an additional $5,250 per year; the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $3,938 per year; and the non-Chair members of the Strategic Planning Committee each receive an additional $5,250 per year. The non-employee Chair of the Financing Committee and the non-Chair members of the Financing Committee do not receive an additional fee. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

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

We also compensate our non-employee directors in the form of stock-based compensation. In May 2020, Mr. Friedberg received a 10 year option to purchase 223,295 shares of our common stock at an exercise price of $1.48 per share, with 1/12th to vest and become exercisable on the last day of each month, commencing on the last day of the month in which the options were granted. In May 2020, each non-employee member (excluding Messrs. Friedberg and Nolan) of our Board of Directors at that time received 10 year options to purchase 37,915 shares of our common stock at an exercise price of $1.48 per share, with 1/12th to vest and become exercisable on the last day of each month, commencing on the last day of the month in which the options were granted. This grant reflects the annual stock-based compensation for those directors through May 2021. In May 2021, each non-employee member of our Board of Directors at that time received a fully vested DSU award to receive 15,000 shares of our common stock valued at $4.23 per share or $63,450. In July 2021, Mr. Culpepper became a non-employee member of our Board of Directors and at that time received a fully vested DSU award to receive 15,000 shares of our common stock valued at $6.93 per share or $103,950. These grants reflect the annual stock-based compensation for those directors through May 2022. In August 2023, each non-employee member of our Board of Directors at that time received a RSU award to receive 10,176 shares of our common stock valued at $7.37 per share or $74,997. The RSUs vested and were released on the first anniversary of the date on which they were granted. These grants reflect the annual stock-based compensation for those directors through August 2024. In August 2024, each non-employee member of our Board of Directors at that time received an RSU award to receive 10,409 shares of our common stock valued at $7.565 per share or $78,744. The RSUs will vest and become exercisable on the first anniversary of the date on which they were granted. These grants reflect the annual stock-based compensation for those directors through August 2025.

The following table sets forth the compensation earned or paid by us to each non-employee director for the fiscal year ended December 31, 2024. Mr. Hatch did not receive any compensation for his service on our Board of Directors.

	Fees Earned	Stock
Name	or Paid in Cash	Awards (1)	Total
Glenn A. Culpepper	$56,444	$78,744	$135,188
Audrey P. Dunning	$55,104	$78,744	$133,848
Daniel M. Friedberg	$240,448	$190,199	$430,647
Ronald L. Miller, Jr.	$30,039	$1,201	$31,240
Stephen A. Nolan	$17,921	$119,667	$137,588
Sarah R. Tomolonius	$14,165	$119,656	$133,821

(1) The amounts in this column reflect the aggregate grant date fair value of stock awards granted to our non-employee directors during the fiscal year ended December 31, 2024, calculated in accordance with FASB ASC Topic 718, Stock Compensation in the form of DSUs, RSUs or other stock awards.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2024:

	Stock	Option
Name	Awards (1)	Awards
Glenn A. Culpepper	25,409	25,000
Audrey P. Dunning	10,409	—
Daniel M. Friedberg	38,521	513,819
Stephen A. Nolan	76,174	176,659
Sarah R. Tomolonius	30,544	138,650

(1) Stock awards of 10,409 units per non-employee director, in the form of RSUs, will vest and become exercisable on the first anniversary of the date on which they were granted, August 12, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of March 12, 2025 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our Common Stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percentage (2)
S. Ray Hatch (3)	943,641	4.39%
Brett W. Johnston (4)	52,892	*
David P. Sweitzer (5)	90,536	*
Daniel M. Friedberg (6)(13)	3,364,654	15.91%
Glenn A. Culpepper (7)	56,176	*
Audrey P. Dunning	15,576	*
Stephen A. Nolan (8)	320,963	1.54%
Sarah R. Tomolonius (9)	174,074	*
All directors and executive officers as a group (8 persons) (10)	5,018,512	22.21%
5% Stockholders:
Wynnefield Partners Small Cap Value, L.P., et al (11)	2,734,349	13.27%
Pinnacle Family Office Investments, L.P. (12)	2,506,389	12.16%
Hampstead Park Capital Management, LLC, et al (13)	2,812,547	13.65%

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
(2)
The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 20,606,395 shares outstanding on March 12, 2025. The numbers and percentages shown include shares actually owned on March 12, 2025 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of March 12, 2025 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.
(3)
Includes 812,500 shares issuable upon exercise of vested stock options and 85,367 DSUs.
(4)
Includes 23,333 shares issuable upon exercise of vested stock options.
(5)
Includes 59,600 shares issuable upon exercise of vested stock options and 22,425 DSUs.
(6)
Consists of (a) 2,812,547 shares held by Hampstead Park Environmental Services Investment Fund LLC (“Hampstead Park Environmental”), (b) 513,819 shares issuable upon exercise of vested stock options, and (c) 28,112 DSUs.
(7)
Includes 25,000 shares issuable upon exercise of vested stock options and 15,000 DSUs.
(8)
Includes 176,659 shares issuable upon exercise of vested stock options and 67,128 DSUs.
(9)
Includes 138,650 shares issuable upon exercise of vested stock options and 21,498 DSUs.
(10)
Consists of (a) 3,030,879 shares held by the directors and current executive officers as a group, (b) 1,749,561 shares issuable upon exercise of vested stock options, and (c) 245,067 DSUs.
(11)
Based on the statement on Form 4 filed with the SEC on March 13, 2024 by Wynnefield Partners Small Cap Value, L.P, and affiliates. The address for Wynnefield Partners Small Cap Value, L.P, and affiliates is 450 Seventh Avenue, Suite 509, New York, NY 10123.
(12)
Based on the statement on Form 4 filed with the SEC on May 11, 2022, by Pinnacle Family Office Investments, L.P. The address for Pinnacle Family Office Investments, L.P. is 5910 North Central Expressway, Suite 1475, Dallas, TX 75206.

(13)
Hampstead Park Capital Management, LLC (“Hampstead Park Capital”) is the sole member of Hampstead Park Environmental and Mr. Friedberg is the Chief Executive Officer of Hampstead Park Capital; each may therefore be deemed to control Hampstead Park Environmental. The address for Hampstead Park Capital and Hampstead Park Environmental is 6 Lighthouse Lane, Old Greenwich, CT 06870.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to our Common Stock that may be issued under our incentive compensation plans and under other option grants.

	Number of		Number of
	securities	Weighted-	securities
	to be issued	average	remaining
	upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants,	warrants,	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders
2012 Plan (1)	2,624,079	$2.95	—
2024 Plan (2)	209,416	$7.63	1,540,584
Equity compensation plans not approved by security holders	277,100	$5.71	—
Total	3,110,595	$3.28	1,540,584

(1)
No new awards may be issued under the 2012 Incentive Compensation Plan. As of December 31, 2024, the number of securities to be issued upon exercise of outstanding options was 2,224,349, the number of Common Stock shares to be issued under DSUs was 235,730, and the number of Common Stock shares to be issued under RSUs was 164,000.
(2)
Under our 2024 Incentive Compensation Plan, an aggregate of 1,500,000 shares of our Common Stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be decreased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised prior to expiration or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2024, the number of securities to be issued upon exercise of outstanding options was 10,000, the number of Common Stock shares to be issued under DSUs was 15,371, the number of Common Stock shares to be issued under RSUs was 54,045, and the number of shares of Common Stock shares to be issued under PSUs was 130,000 if the performance threshold is achieved . As of December 31, 2024, the aggregate number of shares of Common Stock available for future issuance pursuant to awards under our 2024 Incentive Compensation Plan was 1,290,584 and 250,000 shares of Common Stock reserved for issuance under our 2024 ESPP. Our 2024 ESPP authorizes the sale of up to 250,000 shares of our Common Stock to employees

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Culpepper, Friedberg and Nolan and Mses. Dunning and Tomolonius are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Market and by the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Hatch is an employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Audit Fees (1)	683,214	521,645
Audit-related Fees (2)	16,914	23,301
Tax Fees (3)	—	—
All Other Fees (4)	33,193	28,669
Total	$733,321	$573,615

(1)
Audit fees consist of billings for professional services normally provided in connection with statutory and regulatory filings including (i) fees associated with the audits of our consolidated financial statements and the audit of our internal control over financial reporting, and (ii) fees associated with our quarterly reviews.
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

3.1	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (2)

3.2	Third Amended and Restated Bylaws of Quest Resource Holdings Corporation (3)

4.1	Description of Registered Securities (4)

4.2	Promissory Note, dated as of October 19, 2020, by Quest Resource Holding Corporation in favor of Green Remedies Waste and Recycling, Inc. (5)

4.3	Form of Warrant to Purchase an Aggregate of 500,000 Shares (6)

4.4	Form of Warrant to Purchase an Aggregate of 350,000 Shares (7)

10.1†	2012 Incentive Compensation Plan, as amended and restated (8)

10.2†	Form of Non-Qualified Stock Option Agreement (9)

10.3†	Form of Incentive Stock Option Agreement (10)

10.4†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (11)

10.5†	Form of Performance Stock Unit Award Agreement (12)

10.6†	2025 Performance Stock Unit Award Agreement (13)

10.7†	2014 Employee Stock Purchase Plan (14)

10.8†	2024 Employee Stock Purchase Plan (15)

10.9†	Amended and Restated Severance and Change in Control Agreement, dated as of June 29, 2021 by and between Quest Resource Holding Corporation and S. Ray Hatch (16)

10.10†	Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (17)

10.11†	Amendment to 2012 Incentive Compensation Plan (18)

10.12†	2024 Incentive Compensation Plan (19)

10.13†	Form of Quest Resource Holding Corporation Deferred Stock Unit Agreement (20)

10.14

Loan, Security and Guaranty Agreement, dated August 5, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation and Quest Sustainability Services, Inc. (21)

10.15

Credit Agreement, dated as of October 19, 2020, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or many from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (22)

10.16

Joinder and First Amendment to Loan, Security and Guaranty Agreement, dated as of October 19, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, and Global Alerts, LLC (23)

10.17

Joinder and Second Amendment to Loan, Security and Guaranty Agreement, dated as of December 7, 2021, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Global Alerts, LLC, RWS Facility Services, LLC and Sustainable Solutions Group, LLC  (24)

10.18

Third Amendment to Loan, Security and Guaranty Agreement, dated as of December 2, 2022, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., RWS Facility Services, LLC, Sustainable Solutions Group, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Global Alerts, LLC and Sequoia Waste Management Solutions, LLC  (25)

10.19

Fourth Amendment to Loan, Security and Guaranty Agreement, dated as of March 29, 2024, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC and Global Alerts, LLC. (26)

10.20

Fifth Amendment to Loan, Security and Guaranty Agreement, dated as of December 30, 2024, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Quest Equipment, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., YouChange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC and Global Alerts, LLC. (27)

10.21

First Amendment to Credit Agreement, dated September 3, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (28)

10.22

Second Amendment to Credit Agreement, dated December 1, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (29)

10.23

Third Amendment to Credit Agreement, dated December 7, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (30)

10.24

Fourth Amendment to Credit Agreement, dated December 2, 2022, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders  (31)

10.25

Fifth Amendment to Credit Agreement, dated March 29, 2024, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders. (32)

10.26

Sixth Amendment to Credit Agreement, dated December 30, 2024, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders. (33)

10.27	Consideration Agreement, dated as of October 19, 2020, by and between Quest Resource Holding Corporation, Green Remedies Waste and Recycling, Inc. and Alan Allred. (34)

10.28	Intercreditor Agreement, dated as of October 19, 2020, by and between BBVA, USA and Monroe Capital Management Advisors, LLC (35)

10.29	First Amendment to Intercreditor Agreement, dated as of December 2, 2022, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC (36)

10.30	Second Amendment to Intercreditor Agreement, dated as of March 29, 2024, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC. (37)

10.31	Third Amendment to Intercreditor Agreement, dated as of December 30, 2024, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC. (38)

10.32	Letter Agreement, dated as of October 19, 2020, between Quest Resource Holding Corporation and the holders of the Warrants (39)

10.33†	Offer Letter, dated October 7, 2022, between Quest Resource Holding Corporation and Brett Johnston (40)

10.34

Letter Agreement, dated August 9, 2022, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders  (41)

10.35†	Form of Quest Resource Holding Corporation Restricted Stock Unit Agreement (42)

10.36†	Severance and Change in Control Agreement, dated May 12, 2023, by and between Quest Resource Holding Corporation and Brett W. Johnston (43)

10.37†	Letter Agreement, dated March 10, 2025, by and between Quest Resource Holding Corporation and David P. Sweitzer (44)

19.1	Insider Trading Policy (45)

21.1	List of Subsidiaries (46)

23.1	Consent of Semple, Marchal and Cooper, LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Quest Resource Holding Corporation Dodd-Frank Clawback Policy (47)

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)
Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(2)
Filed as Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2016.

(3)
Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2024.
(4)
Filed herewith.
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
(9)
Filed as Exhibit 10.5(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(10)
Filed as Exhibit 10.5(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(11)
Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(12)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2024.
(13)
Filed herewith.
(14)
Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2014.
(15)
Filed as Annex B to the Registrant’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on June 5, 2024.
(16)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2021.
(17)
Filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2017.
(18)
Filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.
(19)
Filed as Annex A to the Registrant’s Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on June 5, 2024.
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
(24)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(25)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022.
(26)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2024.
(27)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2024.
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
(30)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
(31)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022.
(32)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2024.
(33)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2024.
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
(35)
Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(36)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022.
(37)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2024.
(38)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2024.
(39)
Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(40)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2022.
(41)
Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022.
(42)
Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023.
(43)
Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023.
(44)
Filed herewith.
(45)
Filed herewith.
(46)
Filed herewith.
(47)
Filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K with the Securities and Exchange Commission on March 12, 2024.

† Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 12, 2025	By:	/s/ S. Ray Hatch
S. Ray Hatch
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 12, 2025	By:	/s/ Brett W. Johnston
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

Signature	Title	Date

/s/ S. Ray Hatch	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2025
S. Ray Hatch

/s/ Brett W. Johnston	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2025
Brett W. Johnston

/s/ Daniel M. Friedberg	Chairman of the Board of Directors	March 12, 2025
Daniel M. Friedberg

/s/ Glenn A. Culpepper	Director	March 12, 2025
Glenn A. Culpepper

/s/ Audrey P. Dunning	Director	March 12, 2025
Audrey P. Dunning

/s/ Stephen A. Nolan	Director	March 12, 2025
Stephen A. Nolan

/s/ Sarah R. Tomolonius	Director	March 12, 2025
Sarah R. Tomolonius

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Quest Resource Holding Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

Goodwill
Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company has $81.1 million of goodwill as of December 31, 2024, and the Company has determined that there has been no impairment.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following. We reviewed management’s analysis of indicators of impairment as of December 31, 2024 in consideration of the current operating loss, as well as EBITDA calculations and projections for future periods. We considered the Company’s historic trends and the industry outlook. We reviewed the Company’s market capitalization in comparison to the carrying value of net assets, noting market capitalization exceeded net asset carrying value.

Certified Public Accountants We have served as the Company’s auditor since 2010. Phoenix, Arizona March 12, 2025

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Quest Resource Holding Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Quest Resource Holding Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, Quest Resource Holding Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

Certified Public Accountants

Phoenix, Arizona

March 12, 2025

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$396	$324
Accounts receivable, less allowance for doubtful accounts of $831 and $1,582 as of December 31, 2024 and 2023, respectively	62,252	58,147
Prepaid expenses and other current assets	2,601	2,142
Assets held for sale	9,890	—
Total current assets	75,139	60,613

Goodwill	81,065	85,828
Intangible assets, net	12,946	26,052
Property and equipment, net, and other assets	6,495	4,626
Total assets	$175,645	$177,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,899	$41,296
Other current liabilities	1,001	2,470
Current portion of notes payable	1,651	1,159
Liabilities held for sale	1,840	—
Total current liabilities	44,391	44,925

Notes payable, net	76,265	64,638
Other long-term liabilities	833	1,275
Total liabilities	121,489	110,838

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 20,606 and 20,161 shares issued and outstanding as of December 31, 2024 and 2023, respectively	21	20
Additional paid-in capital	179,246	176,309
Accumulated deficit	(125,111)	(110,048)
Total stockholders’ equity	54,156	66,281
Total liabilities and stockholders’ equity	$175,645	$177,119

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except per Share Amounts)

	Years Ended December 31,
	2024	2023
Revenue	$288,532	$288,378
Cost of revenue	238,537	238,313
Gross profit	49,995	50,065
Operating expenses:
Selling, general, and administrative	39,543	37,669
Depreciation and amortization	9,401	9,571
Impairment loss	5,511	—
Total operating expenses	54,455	47,240
Operating income (loss)	(4,460)	2,825
Interest expense	(10,312)	(9,729)
Loss before taxes	(14,772)	(6,904)
Income tax expense	291	387
Net loss	$(15,063)	$(7,291)
Net loss per share applicable to common shareholders
Basic	$(0.73)	$(0.36)
Diluted	$(0.73)	$(0.36)
Weighted average number of common shares outstanding
Basic	20,617	20,123
Diluted	20,617	20,123

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2022	19,696	$20	$173,876	$(102,757)	$71,139
Stock-based compensation	—	—	1,312	—	1,312
Shares issued for Employee Stock Purchase Plan options	47	—	224	—	224
Stock option exercises	418	—	897	—	897
Net loss	—	—	—	(7,291)	(7,291)
Balance, December 31, 2023	20,161	20	176,309	(110,048)	66,281
Stock-based compensation	—	—	1,563	—	1,563
Shares issued for Employee Stock Purchase Plan options	43	—	260	—	260
Stock option exercises	325	1	1,114	—	1,115
Release of restricted and deferred stock units	77	—	—	—	—
Net loss	—	—	—	(15,063)	(15,063)
Balance, December 31, 2024	20,606	$21	$179,246	$(125,111)	$54,156

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,063)	$(7,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,033	806
Amortization of intangibles	9,239	9,143
Amortization of debt issuance costs and discounts	1,077	1,167
Provision for doubtful accounts	1,913	1,747
Stock-based compensation	1,563	1,312
Impairment loss	5,511	—
Changes in operating assets and liabilities:
Accounts receivable	(9,754)	(13,712)
Prepaid expenses and other current assets	(459)	168
Security deposits and other assets	(58)	194
Accounts payable and accrued liabilities	383	7,280
Other liabilities	(1,470)	(2,176)
Net cash used in operating activities	(6,085)	(1,362)
Cash flows from investing activities:
Purchase of property and equipment	(4,683)	(259)
Purchase of intangible assets	(1,287)	(1,638)
Net cash used in investing activities	(5,970)	(1,897)
Cash flows from financing activities:
Proceeds from credit facilities	107,524	91,418
Repayments of credit facilities	(97,660)	(90,411)
Proceeds from long-term debt	2,873	—
Repayments of long-term debt	(1,303)	(8,109)
Debt issuance costs	(682)	—
Proceeds from stock option exercises	1,115	897
Proceeds from shares issued for Employee Stock Purchase Plan	260	224
Net cash provided by (used in) financing activities	12,127	(5,981)
Net increase (decrease) in cash and cash equivalents	72	(9,240)
Cash and cash equivalents at beginning of period	324	9,564
Cash and cash equivalents at end of period	$396	$324

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company and Description of Business

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”), a Nevada corporation, and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Quest Equipment, LLC (“QE”), formerly known as Landfill Diversion Innovations, LLC, Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), and Quest Sustainability Services, Inc. (“QSS”) (collectively, “we,” “us,” or “our company”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2024 and 2023. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We use estimates when accounting for the carrying amounts of accounts receivable, goodwill and other intangible assets, deferred taxes, and the fair value of assets and liabilities acquired in business acquisitions, assets held for sale, and stock-based compensation expense, all of which are discussed in their respective notes to the consolidated financial statements.

Segment Information

Our chief operating decision maker (“CODM”), the President and Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenue, selling, general and administrative) at the consolidated level to manage our operations. Other segment items included in consolidated net income (loss) are interest expense and income tax expense, which are reflected in the consolidated statements of operations. For expenses incurred during the years ended December 31, 2024 and 2023, refer to our Consolidated Statements of Operations.

Revenue Recognition

We recognize revenue as services are performed or products are delivered. For example, we recognize revenue as waste and recyclable material are collected or when products are delivered. We recognize revenue net of any contracted pricing discounts or rebate arrangements. Revenue from our equipment leases, which are classified as operating leases, is based on a fixed amount and recognized over the term of the lease.

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

As of December 31, 2024 and 2023, we had established an allowance of $0.8 million and $1.6 million, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2024 and 2023, were as follows (in thousands):

	Years ended December 31,
	2024	2023
Beginning balance	$1,582	$2,176
Bad debt expense	1,913	1,747
Uncollectible accounts written off, net	(949)	(2,341)
Transfer to assets held for sale	(1,715)	—
Ending balance	$831	$1,582

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

Held for Sale

Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into assets and liabilities held for sale on our consolidated balance sheets. The reclassification occurs when all the held for sale criteria have been met. Disposal groups are measured at the lower of carrying value or fair value less costs to sell. Assets held for sale are not depreciated or amortized. We assess the recoverability of disposal groups each reporting period they remain classified as held for sale. We recognized an impairment charge to the carrying value of a disposal group deemed held for sale at December 31, 2024. See Note 3, Assets and Liabilities Held for Sale for further discussion.

Property and Equipment

We record property and equipment at cost and depreciate the assets using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the shorter of the estimated useful life or the remaining term of the related leases. We charge expenditures for repairs and maintenance to operations as incurred; we capitalize renewals and betterments when they extend the useful life of the asset. We record gains and losses on the disposition of property and equipment in the period incurred.

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Computer equipment	3 to 5 years
Office furniture and fixtures	5 to 7 years
Machinery and equipment	5 to 15 years
Leasehold improvements	5 to 7 years

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and finite-lived intangible assets, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

Goodwill

We record as goodwill the excess of the consideration transferred over the fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, such as market capitalization as compared to our book value. We performed our annual goodwill impairment analysis in the third quarter of 2024 with no impairment recorded. In addition, we reevaluated goodwill in the fourth quarter of 2024, when management identified a disposal group designated as held for sale and assigned $5.2 million of goodwill to the disposal group (see Note 3, Assets and Liabilities Held for Sale). The remaining goodwill of $81.1 million was assessed for impairment with no impairment recorded.

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

We sell our services and products primarily to customers without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. From year to year, the customers that exceed 10% of our annual revenue, if any, may change. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and their related receivable balances as of and for the years ended December 31, 2024 and 2023:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Revenue Combined Percent	Accounts Receivable Combined Percent
2024	1	27%	28%
2023	2	29%	18%

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

When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and if it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease. Leases with a term of 12 months or less at lease inception are not recorded on the balance sheet.

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2024 and 2023, advertising expense totaled $115 thousand and $40 thousand, respectively.

Stock-Based Compensation

We measure all share-based payments, including grants of options to purchase common stock and the issuance of DSUs and restricted stock units (“RSUs”) to employees and board members, using a fair value-based method, in accordance with ASC Topic 718, Stock Compensation. All share-based awards have been classified as equity instruments and we recognize the vesting of the awards ratably over their respective terms. See Note 13, Stockholders’ Equity for a description of our share-based compensation plan and information related to awards granted under our incentive compensation plans.

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

Deferred Stock Units

Non-employee directors can elect to receive all or a portion of their annual retainers in the form of DSUs. The DSUs are recognized at their fair value on the date of grant. Director fees deferred into stock units are calculated and expensed each month by taking fees earned during the month and dividing by the closing price of our common stock on the last trading day of the month, rounded down to the nearest whole share. In addition, certain executive compensation expense is also granted in the form of DSUs. Each DSU represents the right to receive one share of our common stock following the completion of a grantee’s service.

Restricted Stock Units

Non-employee directors receive a portion of their annual board compensation in the form of RSUs. In addition, certain employee compensation is also granted in the form of RSUs. The RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested.

Performance Stock Units

Beginning in 2024, certain employees were granted performance stock units (“PSUs”) under our incentive compensation plan. PSUs vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. The PSUs are recognized at their fair value on the date of grant and compensation expense is based on the probable issuance of units at the end of the performance period.

Business Combinations

Our business acquisitions are accounted for in accordance with ASC Topic 805, Business Combinations. In purchase accounting, identifiable assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date, and any remaining purchase price is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, particularly with respect to long-lived tangible and intangible assets. Critical estimates used in valuing tangible and intangible assets include, but are not limited to, future expected cash flows, discount rates, market prices and asset lives.

Our consolidated financial statements include the results of operations from the date of such acquisition.

We expense all acquisition-related costs as incurred in selling, general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to reportable segments, including significant segment expense categories and amounts for each reportable segment. Entities with a single reportable segment are required to provide the new disclosures required under ASC 280. We adopted ASU 2023-07 during the year ended December 31, 2024, on a retrospective basis by including the additional required disclosures. Refer to Segment Information in this note for more information.

Pending Adoption

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Assets and Liabilities Held for Sale

At December 31, 2024, we classified certain assets and liabilities, including an allocated portion of goodwill, as held for sale in accordance with the guidance provided in ASC 360-10, Property, Plant, and Equipment. These assets and liabilities are part of our strategic decision to divest certain business operations.

The assets held for sale consist of accounts receivable, equipment, customer relationship intangible assets and goodwill associated with the related operations. The liabilities held for sale primarily include accounts payable and other accrued expenses.

We have met the criteria outlined in ASC 360-10 for classification as held for sale, including the expectation that the sale will be completed within one year from the balance sheet date. As a result, these assets and liabilities are presented separately on the consolidated balance sheets under the captions “assets held for sale” and “liabilities held for sale”, respectively.

In connection with the classification of these assets and liabilities as held for sale, we evaluated the fair value of assets outside the scope of ASC 360-10 (other than goodwill) for recoverability. We then evaluated the fair value of the disposal group, including goodwill, in accordance with the guidance in ASC 360-10 and ASC 350, Intangibles—Goodwill and Other. The fair value of the disposal group was determined using significant unobservable inputs (Level 3) based on expected proceeds to be received upon the sale of the business. As a result of this evaluation, it was determined that the fair value of the disposal group, less costs to sell, was less than its carrying value. Accordingly, we recognized an impairment of $5.5 million at December 31, 2024.

The impairment charge was determined based on the difference between the carrying value of the disposal group and its fair value, as derived from the market-based approach. The impairment charge has been recorded in the consolidated statements of operations for the year ended December 31, 2024. The carrying values of the assets and liabilities held for sale, including goodwill, will continue to be monitored, and any future impairments or adjustments to fair value will be recognized as required through the date of disposal.

The following table summarizes the assets and liabilities classified as held for sale in the consolidated balance sheet (in thousands):

December 31, 2024
Assets held for sale
Accounts receivable, net	$3,736
Equipment, net	1,289
Intangible assets, net	5,154
Goodwill	5,222
Valuation allowance on assets held for sale	(5,511)
Total assets held for sale	$9,890
Liabilities held for sale
Accounts Payable	$251
Accrued Liabilities	1,589
Total liabilities held for sale	$1,840

As this strategic decision to divest certain business operations did not represent a strategic shift that will have a major effect on our operations or financial results, operations related to the disposal group have not been classified as discontinued operations.

4. Property and Equipment, net, and Other Assets

At December 31, 2024 and 2023, Property and equipment, net, and other assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Machinery and equipment	$6,183	$3,321
Office furniture and fixtures	592	574
Leasehold improvements	758	715
Computer equipment	466	451
Property and equipment, gross	7,999	5,061
Accumulated depreciation	(3,492)	(2,932)
Property and equipment, net	4,507	2,129
Right-of-use operating lease assets	1,305	1,862
Security deposits and other assets	683	635
Property and equipment, net, and other assets	$6,495	$4,626

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the year ended December 31, 2024 was $1.0 million, including $871 thousand of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts. Depreciation expense for the year ended December 31, 2023 was $806 thousand, including $378 thousand of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts.

During the year ended December 31, 2024, we purchased 231 compactors and related equipment for approximately $3.7 million. This equipment, which we previously leased, is located at various customer locations. In connection with the purchase, we financed 80% of the aggregate purchase price with draws on our PNC equipment term loan. Refer to Note 7, Notes Payable for additional information.

We recorded right-of-use operating lease assets related to our office leases in accordance with ASC 842. Refer to Note 8, Leases for additional information.

5. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets are as follows (in thousands):

December 31, 2024	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$25,805	$17,188	$8,617
Software	7 years	5,518	2,271	3,247
Trademarks	7 years	2,026	947	1,079
Non-compete agreements	3 years	2,250	2,247	3
Total finite lived intangible assets		$35,599	$22,653	$12,946

December 31, 2023	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$39,250	$17,636	$21,614
Software	7 years	4,230	1,819	2,411
Trademarks	7 years	2,026	657	1,369
Non-compete agreements	3 years	2,250	1,592	658
Total finite lived intangible assets		$47,756	$21,704	$26,052

Carrying Amount
Changes in goodwill:
Balance at December 31, 2022	$84,258
RWS pre-acquisition adjustment	1,570
Balance at December 31, 2023	85,828
RWS pre-acquisition adjustment	459
Reclassification to assets held for sale	(5,222)
Balance at December 31, 2024	$81,065

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was approximately $9.2 million and $9.1 million for the years ended December 31, 2024 and 2023, respectively. We reclassified $5.2 million of customer relationships related to a disposal group to assets held for sale at December 31, 2024.

We estimate future amortization expense as of December 31, 2024 to be approximately as follows (in thousands):

Year Ending December 31,	Amount
2025	$6,011
2026	4,415
2027	643
2028	743
2029	537
Thereafter	597
Total	$12,946

We have no indefinite-lived intangible assets other than goodwill. Approximately $66.1 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill added in the prior years is deductible over its tax-basis life. We performed our annual goodwill impairment analysis in the third quarter of 2024 and 2023 with no impairment recorded in either period. In addition, we reevaluated goodwill in the fourth quarter of 2024, when management identified a disposal group designated as held for sale and assigned $5.2 million of goodwill to the disposal group (see Note 3, Assets and Liabilities Held for Sale). The remaining goodwill of $81.1 million was assessed for impairment with no impairment recorded.

In 2024 and 2023, we recorded corrections to the goodwill from an acquisition completed in 2021. These adjustments resulted in a net increase of $0.5 million each to goodwill and accounts payable in 2024. In 2023, these adjustments resulted in a net increase of $1.6 million and $2.7 million to goodwill and accounts payable, respectively, and a charge to cost of revenue of $1.2 million in the fourth quarter of 2023. We concluded that the effect of these corrections were not material, quantitatively or qualitatively, to the consolidated financial statements taken as a whole, or for any of the subsequent reporting periods.

6. Current Liabilities

The components of Accounts payable and accrued liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Accounts payable	$37,088	$38,600
Accrued taxes	626	485
Employee compensation	1,323	1,479
Operating lease liability - current portion	434	494
Miscellaneous	428	238
	$39,899	$41,296

Refer to Note 8, Leases for additional disclosure related to the operating lease liability.

The components of Other current liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred revenue	$1,001	$1,510
Deferred consideration - earn-out	—	960
	$1,001	$2,470

We made a $960 thousand earnout payment in 2024 related to a previous acquisition.

7. Notes Payable

Our debt obligations are as follows (in thousands):

		As of December 31,
	Interest Rate (1)	2024	2023
Monroe Term Loan (2)	9.71%	$54,000	$53,501
PNC ABL Facility (3)	6.33%	23,109	13,245
PNC Equipment Term Loan (4)	7.23%	2,729	—
Green Remedies Promissory Note (5)	3.00%	564	1,101
Total notes payable		80,402	67,847
Less: Current portion of long-term debt		(1,651)	(1,159)
Less: Unamortized debt issuance costs		(2,171)	(1,345)
Less: Unamortized OID		(83)	(186)
Less: Unamortized OID warrant		(232)	(519)
Notes payable, net		$76,265	$64,638

(1) Interest rates as of December 31, 2024
(2) Bears interest based on SOFR plus Applicable Margin ranging from 4.5% to 5.5%
(3) Bears interest based on Term SOFR plus a margin of 2.0%
(4) Bears interest based on Term SOFR plus a margin of 2.75%
(5) Stated interest rate of 3.0%

The future minimum principal payments as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Amount
2025	$1,651
2026	1,142
2027	1,115
2028	1,114
2029	24,080
Thereafter	51,300
Total	$80,402

We capitalize financing costs we incur related to implementing our debt arrangements. We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in debt issuance costs (in thousands).

	December 31,
	2024	2023
Debt issuance costs
Beginning balance	$1,345	$2,123
Financing costs deferred	1,513	—
Less: Amortization expense	(687)	(778)
Debt issuance costs, net of accumulated amortization	$2,171	$1,345

PNC Credit Facility

On August 5, 2020, QRHC and certain of its subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was most recently amended on December 30, 2024, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $45.0 million with a sublimit for issuance of letters of credit of up to $3.5 million. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin of 1.0% (no borrowings as of December 31, 2024), or the Term SOFR Rate for the interest period in effect plus a margin of 2.0% (6.33% as of December 31, 2024). The maturity date of the revolving credit facility is December 30, 2029. The PNC Loan Agreement also provides for an additional equipment term loan facility in the maximum principal amount of $3.0 million.

As further discussed in Note 4, Property and Equipment, net and Other Assets, we drew $2.9 million on an equipment term loan (“Fourth Amendment Term Loan”) in 2024 to fund 80% of the aggregate purchase price of certain compactors and related equipment. The Fourth Amendment Term Loan bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 1.75%, or the Term SOFR Rate for the interest period in effect plus a margin of 2.75% (7.23% at December 31, 2024). The Fourth Amendment Term Loan will amortize in equal quarterly installments of $143,650 of the senior secured term loan facility with the remaining balance payable on December 30, 2029.

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

As of December 31, 2024, the ABL Facility borrowing base availability was $45.0 million, of which $23.1 million principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was most recently amended on December 30, 2024, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility in the principal amount of $54.0 million as of December 31, 2024. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is June 28, 2030 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date.

•
A delayed draw term loan facility in the maximum principal amount of $25.0 million. Loans under the delayed draw term loan facility may be requested at any time until December 30, 2026. Proceeds of the delayed draw term loan are permitted to be used for Permitted Acquisitions.

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

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028. We estimated the grant-date fair value of the warrants issued using the Black Scholes option pricing model and recorded a debt discount of approximately $766 thousand in 2020 for the 500,000-share warrant and $536 thousand in 2021 for the 350,000-share warrant which are being amortized over the term of the Credit Agreement. We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to the seller of Green Remedies in the aggregate principal amount of $2.7 million, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the years ended December 31, 2024 and 2023 was $8.1 million and $7.8 million, respectively. Interest expense related to amortization of debt issuance fees, debt discount costs and interest related to vendor supply chain financing programs was $2.2 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively.

8. Leases

Our leases are primarily related to office space and are classified as operating leases for which we recorded a right of use asset at the inception or amendment of each lease. Our primary leases include:

•
Primary headquarters in The Colony, Texas. On September 29, 2022, we executed an amendment to our corporate office lease, pursuant to which we reduced the amount of square space rented to approximately 16,200 square feet and extended the term from October 2022 to December 31, 2027. We recorded a right of use asset associated with this lease of approximately $1.6 million. This lease had a remaining term of 3.0 years at December 31, 2024. We used an effective interest rate of 4.56%, which was our incremental borrowing rate in effect at the date of the lease amendment as the lease does not provide a readily determinable implicit rate.
•
Chadds Ford, PA office. We recorded a right of use asset associated with this lease, which was modified in 2022, of approximately $716 thousand. The lease expires in October 2026. This lease had a remaining term of 1.8 years at December 31, 2024, and we used an effective interest rate of 7.5%, which was our incremental borrowing rate in effect at the acquisition date of RWS as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement.

The future minimum lease payments required under our office leases as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Amount
2025	$495
2026	484
2027	388
Total lease payments	1,367
Less: Interest	(100)
Present value of lease payments	$1,267

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet (in thousands).

	As of December 31,
	2024	2023
Operating Leases
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,305	$1,862

Lease liabilities:
Accounts payable and accrued liabilities	$434	$494
Other long-term liabilities	833	1,275
Total operating lease liabilities	$1,267	$1,769

Lease Costs

For the years ended December 31, 2024 and 2023, we recorded $811 thousand and $754 thousand, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the years ended December 31, 2024 and 2023.

9. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations. Our service revenue is primarily generated from fees charged for the collection, transfer, disposal and recycling services and from sales of commodities by our recycling operations. We also rent dumpster and compacting equipment to customers and include those fees in service revenue. In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid, and other minor ancillary services.

Revenue Recognition

We recognize revenue as services are performed or products are delivered. For example, we recognize revenue as waste and recyclable material are collected or when products are delivered. We recognize revenue net of any contracted pricing discounts or rebate arrangements. Revenue from our equipment rentals is based on a fixed amount and recognized over the life of the lease.

We generally recognize revenue for the gross amount of consideration received when we hold complete responsibility to the customer for contract fulfillment, making us the primary obligor (or principal). Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated, we do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. We had certain management fee contracts accounted for under the net basis method with net revenue of $455 thousand and $445 thousand for the years ended December 31, 2024 and 2023, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. We operate primarily in the United States, with minor services in Canada.

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue Type:
Services	$277,257	$277,280
Product sales and other	11,275	11,098
Total revenue	$288,532	$288,378

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of December 31, 2024 and 2023, we had $1.0 million and $1.5 million, respectively, of deferred revenue, which was classified in “Other current liabilities.”

10. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure those using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2024 and 2023, and we have recorded a valuation allowance of $21.4 million and $17.4 million, respectively against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss	$1,258	$1,531
Depreciation and amortization	9,271	7,336
Stock-based compensation	4,637	4,780
Interest expense	6,005	2,952
Capitalized software costs	(21)	(53)
Bonus accrual	131	210
Allowance for doubtful accounts	218	412
Other	(98)	245
Total deferred tax assets, net	21,401	17,413
Less: valuation allowance	(21,401)	(17,413)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 26%. We had income tax expense of $291 thousand and $387 thousand for the years ended December 31, 2024 and 2023, respectively, which is attributable to state obligations for states with no net operating loss carryforwards, the continued reserve against the benefit of the net operating losses at the federal level, and other timing differences. The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
Current	$291	$387
Deferred	—	—
Total	$291	$387

The reconciliation between the income tax expense calculated by applying statutory rates to net loss and the income tax expense reported in the accompanying consolidated financial statements is as follows (in thousands):

	Years Ended December 31,
	2024	2023
U.S. federal statutory rate applied to pretax loss	$(3,102)	$(1,450)
State taxes - current, net of federal benefit	291	387
State taxes - deferred	(808)	(428)
Permanent differences	(171)	(306)
Benefit of federal operating loss carryforwards	63	(332)
Change in state tax rates and other	30	(898)
Change in valuation allowance	3,988	3,414
	$291	$387

As of December 31, 2024 and 2023, we had federal income tax net operating loss carryforwards of approximately $4.8 million and $5.9 million, respectively, which primarily expire at various dates ranging from 2036 through 2037 and $300 thousand which can be carried forward indefinitely. We are subject to limitations existing under Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss, therefore utilization of a portion of the Company's net operating loss may be limited in future years.

As of December 31, 2024 and 2023, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2025. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2020 to 2024. Tax audits by their very nature are often complex and can require several years to complete.

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

12. Commitments and Contingencies

Claims and Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. In addition, we may be named defendants in various claims and lawsuits for alleged damages to persons and property and alleged liabilities occurring during the ordinary operation of a waste management business. We have not incurred costs to defend lawsuits or settle claims related to indemnification agreements. We believe the estimated fair value of these claims or agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2024 and 2023.

Medical Self-Insured Losses

Beginning in 2024, we offer employee health benefits via a partially self-insured medical benefit plan. Participant claims exceeding certain limits are covered by a stop-loss insurance policy. We contract with a third-party administrator for medical claims and benefit processing. As of December 31, 2024, the Company had accrued $165 thousand for estimated health claims incurred but not reported based on historical claims amounts and average lag time.

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees. Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the plan. For the years ended December 31, 2024 and 2023, our plan contribution expense was $373 thousand and $349 thousand, respectively.

13. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or were outstanding as of December 31, 2024 and 2023. Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 20,606,395 and 20,161,400 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“2014 ESPP”). We recorded expense of $87 thousand and $103 thousand related to the 2014 ESPP during the years ended December 31, 2024 and 2023, respectively. On July 8, 2024, our stockholders approved the adoption of our 2024 Employee Stock Purchase Plan (“2024 ESPP”), which became effective on November 15, 2024. The maximum number of common stock available for grant under the 2024 ESPP is 250,000.

During the year ended December 31, 2024, we issued an aggregate 43,150 shares of common stock for $260 thousand all to employees under our 2014 ESPP, as follows:

•
On May 14, 2024, we issued 24,763 shares for $150 thousand for options that vested and were exercised.
•
On November 14, 2024, we issued 18,387 shares for $110 thousand for options that vested and were exercised.

During the year ended December 31, 2023, we issued an aggregate 46,916 shares of common stock for $224 thousand all to employees under our 2014 ESPP, as follows:

•
On May 16, 2023, we issued 22,888 shares for $107 thousand for options that vested and were exercised.
•
On November 15, 2023, we issued 24,028 shares for $117 thousand for options that vested and were exercised.

Warrants

The following table summarizes the warrants issued and outstanding as of December 31, 2024 and 2023:

Warrants Issued and Outstanding as of December 31, 2024
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding				850,000

No warrants were issued, exercised or expired during the years ended December 31, 2024 and 2023.

Incentive Compensation Plan

In October 2012, we adopted our 2012 Incentive Compensation Plan, as amended (the “2012 Plan”), as the sole plan for providing equity-based incentive compensation to our employees, directors, and other service providers. The 2012 Plan allowed for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance awards, and other incentive awards to our employees, directors, and other service providers who are in a position to make a significant contribution to our success and our affiliates.

On July 8, 2024, our stockholders approved the adoption of our 2024 Incentive Compensation Plan (the “2024 Plan”), which replaced the 2012 Plan for all future grants. Awards previously granted under the 2012 Plan are unaffected by the adoption of the 2024 Plan and remain outstanding under the terms pursuant to which they were granted. The 2024 Plan allows for the grant of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, DSUs, RSUs, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property in our sole discretion. The purpose of our 2024 Plan is to assist us and our Designated Subsidiaries (as such term is defined in the 2024 Plan) in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Designated Subsidiaries, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. The 2024 Plan is administered by the compensation committee of the board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of common stock available for grant under the 2024 Plan is 1,500,000.

Stock Options

The following table summarizes the stock option activity from January 1, 2023 through December 31, 2024:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2023	3,179,388	$1.17 — $23.20	$3.23
Granted	152,500	$5.50	$5.50
Exercised	(418,478)	$1.17 — $4.08	$2.14
Canceled/Forfeited	(44,397)	$1.51 — $21.20	$14.42
Outstanding at December 31, 2023	2,869,013	$1.17 — $23.20	$3.33
Granted	15,000	$6.98 — $7.63	$7.41
Exercised	(324,736)	$1.48 — $6.40	$3.43
Canceled/Forfeited	(47,828)	$1.83 — $23.20	$6.95
Outstanding at December 31, 2024	2,511,449	$1.17 — $10.32	$3.28

The weighted-average grant-date fair value of options granted was $4.43 and $3.53 for the years ended December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, the intrinsic value of options outstanding was $8.2 million and $11.6 million, respectively, and the intrinsic value of options exercisable was $8.1 million and $10.9 million, respectively.

The following additional information applies to options outstanding at December 31, 2024:

Range of Exercise Prices	Outstanding at December 31, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2024	Weighted- Average Exercise Price
$1.17 — $10.32	2,511,449	4.5	$3.28	2,329,985	$3.07

The following additional information applies to options outstanding at December 31, 2023:

Range of Exercise Prices	Outstanding at December 31, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at December 31, 2023	Weighted- Average Exercise Price
$1.17 — $23.20	2,869,013	5.5	$3.33	2,491,466	$3.02

Stock option expense was $516 thousand and $881 thousand for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, the balance of unearned stock option compensation to be expensed in future periods related to unvested option awards was approximately $438 thousand. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.6 years.

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

The weighted-average estimated value of employee stock options granted during the years ended December 31, 2024 and 2023 were estimated using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2024	2023
Expected volatility	62%	69%
Risk-free interest rate	4.00%	3.58%
Expected dividends	0.00%	0.00%
Expected term in years	5.9	6.0

Deferred Stock Units

DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock upon the grantee’s separation from the Company. DSUs are fully vested upon issuance.

The following table summarizes DSU activity from January 1, 2023 through December 31, 2024:

	Deferred Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at January 1, 2023	211,415	$4.00
Granted	20,220	$6.08
Outstanding at December 31, 2023	231,635	$4.18
Granted	35,519	$8.45
Less: Releases	(16,053)	$4.38
Outstanding at December 31, 2024	251,101	$4.77

During the year ended December 31, 2024, we granted 23,529 DSUs to directors and recorded compensation expense of $194 thousand related to the grants. In addition, during the year ended December 31, 2024, we granted 11,990 DSUs to employees and recorded compensation expense of $8 thousand. During the year ended December 31, 2023, we granted 6,131 DSUs to directors and recorded compensation expense of $41 thousand related to the grants. In addition, during the year ended December 31, 2023, we granted 14,089 DSUs to employees and recorded compensation expense of $118 thousand.

Restricted Stock Units

RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. All outstanding unvested RSUs currently have vesting terms ranging from one to three years.

The following table summarizes RSU activity from January 1, 2023 through December 31, 2024:

	Restricted Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding and unvested at January 1, 2023	—	$—
Granted	61,056	$7.37
Outstanding and unvested at December 31, 2023	61,056	$7.37
Granted	219,045	$8.16
Less: Vested	(61,056)	$7.37
Less: Forfeited	(1,000)	$8.35
Outstanding at December 31, 2024	218,045	$8.16

During the year ended December 31, 2024, we granted 52,045 RSUs to directors and recorded director compensation expense of $434 thousand related to the grants. In addition, during the year ended December 31, 2024, we granted 167,000 RSUs to certain employees and recorded employee compensation expense of $323 thousand related to the grants. During the year ended December 31, 2023, we granted 61,056 RSUs to directors and recorded director compensation expense of $169 thousand related to the grants.

Performance Stock Units

During the year ended December 31, 2024, we granted 130,000 PSUs to certain employees under our 2024 Plan. Any earned PSUs will be fully vested and paid based on defined performance metrics achieved at the end of the three-year performance period. The number of shares of our common stock that each participant is eligible to receive following such period will be determined based on the initial target number of PSUs granted and the actual performance level achieved.

The PSUs are recognized at their fair value on the date of grant, based on the probable issuance at the end of the performance period. We evaluate the probability of the common stock issuance and adjust the expense as appropriate. As of December 31, 2024, it was not probable that we would meet the performance criteria at the end of the performance period; therefore, we have not recognized any compensation expense related to the PSUs. There were 130,000 PSUs outstanding at December 31, 2024 with a grant date fair value of $7.57 per share.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(15,063)	$(7,291)
Denominator:
Weighted average common shares outstanding, basic	20,617	20,123
Effect of dilutive securities	—	—
Weighted average common shares outstanding, diluted	20,617	20,123
Net loss per share
Basic	$(0.73)	$(0.36)
Diluted	$(0.73)	$(0.36)
Anti-dilutive securities excluded from diluted net loss per share
Stock options	33	63
Total anti-dilutive securities excluded from diluted net loss per share	33	63

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$8,790	$8,568
Cash paid for income taxes, net of refunds	$789	$366

Supplemental non-cash activities:
Debt issuance costs added to note payable	$831	$—
Accrued interest converted to note payable	$290	$—

16. Related Party Transactions

See Note 7, Notes Payable for further information regarding a promissory note issued to the seller of Green Remedies in connection with the Green Remedies acquisition.