Form 10-Q
period 2025-03-31
Quest Resource Holding Corp
filed 2025-05-12
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 20,636,557 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,430	$396
Accounts receivable, less allowance for doubtful accounts of $873 and $831 as of March 31, 2025 and December 31, 2024, respectively	64,162	62,252
Prepaid expenses and other current assets	2,423	2,601
Assets held for sale	—	9,890
Total current assets	68,015	75,139

Goodwill	81,065	81,065
Intangible assets, net	10,277	12,946
Property and equipment, net, and other assets	6,302	6,495
Total assets	$165,659	$175,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,778	$39,899
Deferred revenue	142	1,001
Current portion of notes payable	1,545	1,651
Liabilities held for sale	—	1,840
Total current liabilities	46,465	44,391

Notes payable, net	74,115	76,265
Other long-term liabilities	717	833
Total liabilities	121,297	121,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 20,606 and 20,606 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	21	21
Additional paid-in capital	179,858	179,246
Accumulated deficit	(135,517)	(125,111)
Total stockholders’ equity	44,362	54,156
Total liabilities and stockholders’ equity	$165,659	$175,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$68,430	$72,651
Cost of revenue	57,499	58,615
Gross profit	10,931	14,036
Operating expenses:
Selling, general, and administrative	11,412	9,798
Depreciation and amortization	1,543	2,362
Loss on sale of assets	4,430	—
Impairment loss	1,707	—
Total operating expenses	19,092	12,160
Operating income (loss)	(8,161)	1,876
Interest expense	(2,267)	(2,472)
Loss before taxes	(10,428)	(596)
Income tax expense (benefit)	(22)	59
Net loss	$(10,406)	$(655)
Net loss per share applicable to common stockholders
Basic and diluted	$(0.50)	$(0.03)
Weighted average number of common shares outstanding
Basic and diluted	20,859	20,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In Thousands)

For the Three Months Ended March 31, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31 2024	20,606	$21	$179,246	$(125,111)	$54,156
Stock-based compensation	—	—	612	—	612
Net loss	—	—	—	(10,406)	(10,406)
Balance, March 31, 2025	20,606	$21	$179,858	$(135,517)	$44,362

For the Three Months Ended March 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2023	20,161	$20	$176,309	$(110,048)	$66,281
Stock-based compensation	—	—	357	—	357
Stock option exercises	69	—	328	—	328
Net loss	—	—	—	(655)	(655)
Balance, March 31, 2024	20,230	$20	$176,994	$(110,703)	$66,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,406)	$(655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	241	173
Amortization of intangibles	1,504	2,323
Amortization of debt issuance costs and discounts	199	290
Provision for doubtful accounts	315	569
Stock-based compensation	662	357
Loss on sale of assets	4,430	—
Impairment loss	1,707	—
Changes in operating assets and liabilities:
Accounts receivable	(1,769)	(2,857)
Prepaid expenses and other current assets	(75)	300
Security deposits and other assets	—	26
Accounts payable and accrued liabilities	2,993	(1,725)
Deferred revenue and other liabilities	(859)	(453)
Net cash used in operating activities	(1,058)	(1,652)
Cash flows from investing activities:
Purchase of property and equipment	(168)	(1,923)
Purchase of intangible assets	(289)	(341)
Proceeds from sale of assets	5,004	—
Net cash provided by (used in) investing activities	4,547	(2,264)
Cash flows from financing activities:
Proceeds from credit facilities	27,463	27,548
Repayments of credit facilities	(26,518)	(23,313)
Proceeds from long-term debt	390	—
Repayments of long-term debt	(3,790)	(290)
Proceeds from stock option exercises	—	328
Debt issuance costs	—	(100)
Net cash (used in) provided by financing activities	(2,455)	4,173
Net increase in cash and cash equivalents	1,034	257
Cash and cash equivalents at beginning of period	396	324
Cash and cash equivalents at end of period	$1,430	$581

Supplemental cash flow information:
Cash paid for interest	$1,400	$2,135
Cash paid for income taxes, net	$4	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company and Description of Business

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Quest Equipment, LLC (“QE”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), and Quest Sustainability Services, Inc. (“QSS”) (collectively, “we”, “us”, or “our company”).

We are a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables to maximize resource utilization. Our programs and services enable our customers to address their business sustainability and environmental, social and governance goals and responsibilities.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2025 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2024 condensed consolidated balance sheet data from audited financial statements.

Our chief operating decision maker (“CODM”), the President and Chief Executive Officer, manages our company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenue, selling, general and administrative) at the consolidated level to manage our operations. Other segment items included in consolidated net income (loss) are interest expense and income tax expense, which are reflected in the condensed consolidated statements of operations. For expenses incurred during the three months ended March 31, 2025 and 2024, refer to our condensed consolidated statements of operations.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional disclosure related to the transparency and decision usefulness of income tax disclosures, including additional disclosure around the rate reconciliation and income taxes paid. The authoritative guidance should be applied prospectively and will be effective for us for the annual reporting period beginning in 2025. This guidance is only related to disclosures and is not expected to have a significant impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income/Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Sale of Assets

On March 31, 2025, Quest entered into an asset purchase agreement (the “APA”) with Lincoln Waste Solutions, LLC, a Connecticut limited liability company (“Purchaser”), and completed the sale to Purchaser of substantially all of the assets used in the mall related business of Quest as set forth in the APA (the “Transaction”). The selling price of the assets, which had been classified as held for sale at December 31, 2024, was approximately $5.0 million in cash plus (i) additional amounts, not to exceed $6.5 million, based on the future performance of the contracts sold over the three years following the date of sale (collectively, the “Milestone Payments”) and (ii) a one-time payment based on the Purchaser’s ability to collect the accounts receivable and other monies due for sales and delivery of goods, performance of services and other business transactions, subject to certain other adjustments as set forth in the APA. The APA also includes clawback provisions, not to exceed $5.0 million, to be applied against the receipt of any future Milestone Payments if certain metrics are not met within the first four months of the date of sale. As of March 31, 2025, we do not believe that it is possible to determine the fair value of any contingent proceeds for either the Milestone Payments or the contingent liability to be applied against any future payments. However, we do not believe that any additional sale proceeds or conditional obligations to the Purchaser will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We recognized a $4.4 million loss on sale of assets in the three months ended March 31, 2025 based on the carrying value of sold assets classified as held for sale. Liabilities classified as held for sale at December 31, 2024 were not acquired by the Purchaser. We will adjust the purchase price as the Milestone Payments and clawback adjustments, if any, become reasonably estimable. The cash proceeds received at the time of sale were used to repay debt as further discussed in Note 8, Notes Payable.

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

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Beginning balance	$831	$1,582
Bad debt expense	315	569
Uncollectible accounts written off, net of recoveries	(273)	(193)
Ending balance	$873	$1,958

5. Property and Equipment, Net, and Other Assets

At March 31, 2025 and December 31, 2024, property and equipment, net, and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
	(Unaudited)
Property and equipment, net of accumulated depreciation of $3,281 and $3,492 as of March 31, 2025 and December 31, 2024, respectively	$4,433	$4,507
Right-of-use operating lease assets	1,192	1,305
Security deposits and other assets	677	683
Property and equipment, net, and other assets	$6,302	$6,495

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended March 31, 2025 was $241 thousand, including $202 thousand of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts. Depreciation expense for the three months ended March 31, 2024 was $173 thousand, including $134 thousand of depreciation expense reflected within “Cost of revenue”.

Right-of-use operating lease assets related to our office leases are recognized in accordance with ASC 842. Refer to Note 9, Leases for additional information.

6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows (in thousands):

March 31, 2025 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$20,685	$15,063	$5,622
Software	7 years	6,200	2,552	3,648
Trademarks	7 years	2,026	1,019	1,007
Non-compete agreements	3 years	2,250	2,250	—
Total finite lived intangible assets		$31,161	$20,884	$10,277

December 31, 2024	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$25,805	$17,188	$8,617
Software	7 years	5,518	2,271	3,247
Trademarks	7 years	2,026	947	1,079
Non-compete agreements	3 years	2,250	2,247	3
Total finite lived intangible assets		$35,599	$22,653	$12,946

March 31, 2025 (Unaudited) and December 31, 2024	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$81,065

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $1.5 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.

We have no indefinite-lived intangible assets other than goodwill. $66.1 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We review our finite-lived intangible assets periodically for indicators of impairment. During the three months ended March 31, 2025, following certain customer activity, we evaluated the customer relationship intangible asset balance for recoverability and noted the unamortized balance of the intangible was not recoverable. Accordingly, we performed an impairment test for the intangible using a discounted cash flow analysis and internal forecasts (Level 3 inputs) to determine the fair value of the asset. The carrying value of the intangible asset exceeded its fair value, which resulted in an impairment charge of $1.7 million for the three months ended March 31, 2025.

7. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2025	2024
	(Unaudited)
Accounts payable and accrued liabilities	$39,919	$37,088
Accrued taxes	574	626
Employee compensation	2,851	1,323
Operating lease liabilities - current portion	450	434
Miscellaneous	984	428
	$44,778	$39,899

Refer to Note 9, Leases for additional disclosure related to the operating lease liabilities.

8. Notes Payable

Our debt obligations were as follows (in thousands):

	Interest	March 31,	December 31,
	Rate (1)	2025	2024
		(Unaudited)
Monroe Term Loan (2)	9.94%	$51,498	$54,000
PNC ABL Facility (3)	6.32%	24,055	23,109
PNC Equipment Term Loan 1 (4)	7.07%	1,575	2,729
PNC Equipment Term Loan 2 (4)	7.07%	390	—
Green Remedies Promissory Note (5)	3.00%	430	564
Total notes payable		77,948	80,402
Less: Current portion of long-term debt		(1,545)	(1,651)
Less: Unamortized debt issuance costs		(2,070)	(2,171)
Less: Unamortized OID		(57)	(83)
Less: Unamortized OID warrant		(161)	(232)
Notes payable, net		$74,115	$76,265

(1) Interest rates as of March 31, 2025
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

March 31,
2025

Debt issuance costs, net of accumulated amortization
Balance at December 31, 2024	$2,171
Financing costs deferred	—
Less: Amortization expense	(101)
Balance at March 31, 2025 (Unaudited)	$2,070

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was most recently amended on March 31, 2025, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $45.0 million with a sublimit for issuance of letters of credit of up to $3.5 million. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin of 1.0% (no borrowings as of March 31, 2025), or the Term

SOFR Rate for the interest period in effect plus a margin of 2.0% (6.32% as of March 31, 2025). The revolving credit facility matures on December 30, 2029.

The PNC Loan Agreement also provides for an equipment term loan facility (“Equipment Term Loan 2”) in the maximum principal amount of $3.0 million. Equipment Term Loan 2 bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 1.75%, or the Term SOFR Rate for the interest period in effect plus a margin of 2.75% (7.07% as of March 31, 2025). As of March 31, 2025, we have drawn $390 thousand on Equipment Term Loan 2 to fund 80% of the aggregate purchase price of certain compactors and related equipment. The Equipment Term Loan 2 matures on December 30, 2029.

As of March 31, 2025, we had $1.6 million outstanding on a PNC senior secured equipment term loan facility (“Equipment Term Loan 1”). Equipment Term Loan 1 bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 1.75%, or the Term SOFR Rate for the interest period in effect plus a margin of 2.75% (7.07% at March 31, 2025). Equipment Term Loan 1 will amortize in equal quarterly installments of $144 thousand with the remaining balance payable on December 30, 2029. $1.0 million principal was repaid on this loan with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets.

As of March 31, 2025, the ABL Facility borrowing base availability was $44.0 million, of which $24.1 million principal was outstanding. We repaid $1.5 million of the outstanding principal balance on the ABL Facility with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was most recently amended on March 31, 2025, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility, which had a principal amount of $51.5 million as of March 31, 2025 ($2.5 million of which was repaid with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets). The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is June 28, 2030 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.0% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date.
•
A delayed draw term loan facility in the maximum principal amount of $25.0 million. Loans under the delayed draw term loan facility may be requested at any time until December 30, 2026. Proceeds of the delayed draw term loan are permitted to be used for Permitted Acquisitions.

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028. We estimated the value of the warrants issued using the Black Scholes option pricing model and recorded a debt discount (“OID”) of approximately $766 thousand in 2020 for the 500,000-share warrant and $536 thousand in 2021 for the 350,000-share warrant which are being amortized over the term of the Credit Agreement. We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1.0 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time.

Debt Covenants

Our PNC Loan Agreement and our Monroe Credit Agreement contain certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio. While as of March 31, 2025, we were not in compliance with the required fixed charge coverage ratio and the senior net leverage ratio primarily due to the limitations on add-backs related to the sale of the under-performing mall related business, we had been in contact for several months with the lenders to prevent formal breach of the financial covenants.

If in violation of covenants, the lenders would be contractually entitled to require immediate repayment of the outstanding term loans and the outstanding ABL Facility, subject to not meeting certain cure provisions. However, on May 12, 2025 we entered into the Sixth Amendment to the PNC Loan Agreement with PNC and the Seventh Amendment to the Monroe Credit Agreement with Monroe Capital to, among other things, waive the covenant violations and revise the adjusted EBITDA requirements for future periods. We expect to be in compliance with financial covenants under our loan agreements in the second quarter of 2025 and thereafter.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to Green Remedies Waste and Recycling, Inc. in the aggregate principal amount of $2.7 million, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the three months ended March 31, 2025 and 2024 was $1.8 million and $2.0 million, respectively. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $0.4 million and $0.5 million, respectively, for the three months ended March 31, 2025 and 2024.

9. Leases

Our leases are primarily related to office space and are classified as operating leases.

Lease Costs

For the three months ended March 31, 2025 and 2024, we recorded approximately $178 thousand and $178 thousand, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the three months ended March 31, 2025 and 2024. We did not obtain any new operating lease right-of-use assets in the three months ended March 31, 2025.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet (in thousands).

	March 31,	December 31,
	2025	2024
Operating leases:	(Unaudited)
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,192	$1,305

Lease liabilities:
Accounts payable and accrued liabilities	$450	$434
Other long-term liabilities	717	833
Total operating lease liabilities	$1,167	$1,267

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

We generally recognize revenue for the gross amount of consideration received when we hold complete responsibility to the customer for contract fulfillment, making us the primary obligor (or principal). Depending on the key terms of the arrangement, which may include situations in which we are not the primary obligor, do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. During the three months ended March 31, 2025 and 2024, we had certain management fee contracts accounted for under the net basis method with net revenue totaling $93 thousand and $121 thousand, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. One customer accounted for 24.2% of revenue for the three months ended March 31, 2025 and two customers accounted for 36.3% of revenue for the three months ended March 31, 2024. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In Thousands)
Revenue Type:
Services	$65,193	$69,801
Product sales and other	3,237	2,850
Total revenue	$68,430	$72,651

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of March 31, 2025 and December 31, 2024, we had $0.1 million and $1.0 million, respectively, of deferred revenue.

11. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax (benefit) expense of $(22) thousand and $59 thousand for the three months ended March 31, 2025 and 2024, respectively, which was attributable to state tax obligations for states with no net operating loss carryforwards, the continuing reserve against the benefit of net operating loss carryforwards at the federal level, and other timing differences.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our deferred tax assets was not reasonably assured as of March 31, 2025 and December 31, 2024, and we recorded a valuation allowance of $24.6 million and $21.4 million, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, we had federal income tax net operating loss carryforwards of approximately $18.7 million and $4.8 million, respectively. All of the federal income tax net operating loss carryforwards have an indefinite carryforward period limited to 80% of taxable income per year.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 20,606,395 and 20,606,395 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Employee Stock Purchase Plan – On July 8, 2024, our stockholders approved our 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Prior to the 2024 ESPP, our stockholders approved our 2014 Employee Stock Purchase Plan (the “2014 ESPP”) on September 17, 2014. We recorded expense of $30 thousand related to the 2024 ESPP and $21 thousand related to the 2014 ESPP for the three months ended March 31, 2025 and 2024, respectively.

Warrants – The following table summarizes the warrants issued and outstanding as of March 31, 2025:

Warrants Issued and Outstanding as of March 31, 2025
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable Warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding (Unaudited)				850,000

Incentive Compensation Plan – On July 8, 2024, our stockholders approved the adoption of our 2024 Incentive Compensation Plan (the “2024 Plan”), which replaced the 2012 Incentive Compensation Plan (the “2012 Plan”), adopted in October 2012, for all future grants. Awards previously granted under the 2012 Plan are unaffected by the adoption of the 2024 Plan and remain outstanding under the terms pursuant to which they were granted. The 2024 Plan allows for the grant of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”) bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property in our sole discretion. The purpose of our 2024 Plan is to assist us and our Designated Subsidiaries (as such term is defined in the 2024 Plan) in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and individual consultants who provide services to us or our Designated Subsidiaries, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. The maximum number of shares of common stock available for grant under the 2024 Plan is 1,500,000.

Stock Options – We recorded stock option expense of $171 thousand and $146 thousand for the three months ended March 31, 2025 and 2024, respectively. The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2024	2,511,449	$1.17 — $10.32	$3.28
Cancelled/Forfeited	(9,001)	$4.08 — $7.63	$6.71
Outstanding at March 31, 2025 (Unaudited)	2,502,448	$1.17 — $10.32	$3.26

Deferred Stock Units

DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock upon the grantee’s separation from our company. DSUs are fully vested upon issuance.

The following table summarizes DSU activity for the three months ended March 31, 2025:

	Deferred Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 31, 2024	251,101	$4.77
Granted	21,938	$2.91
Outstanding at March 31, 2025 (Unaudited)	273,039	$4.62

Nonemployee directors can elect to receive all or a portion of their annual retainers in the form of DSUs. The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the three months ended March 31, 2025, we granted 21,938 DSUs to directors and recorded director compensation expense of $64 thousand related to the grants. In addition, during the three months ended March 31, 2025, we recorded compensation expense of $50 thousand, which represents an accrual of anticipated bonus expense to be paid in DSUs for certain employees. This bonus accrual is recorded in accrued liabilities until it is granted.

Restricted Stock Units

RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. All outstanding unvested RSUs currently vest over three years.

The following table summarizes RSU activity for the three months ended March 31, 2025:

	Restricted Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding and unvested at December 31, 2024	218,045	$8.16
Granted	246,800	$3.85
Less: Forfeited	(2,000)	$8.35
Outstanding at March 31, 2025 (Unaudited)	462,845	$5.86

During the three months ended March 31, 2025, we recorded director compensation expense of $97 thousand related to unvested RSU grants. In addition, during the three months ended March 31, 2025, we granted 246,800 RSUs and recorded employee compensation expense of $227 thousand related to unvested RSU grants.

Performance Stock Units

The following table summarizes performance stock unit (“PSU”) activity for the three months ended March 31, 2025:

	Performance Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 31, 2024	130,000	$7.57
Granted	313,650	$3.85
Less: Forfeited	(30,000)	$7.57
Outstanding at March 31, 2025 (Unaudited)	413,650	$4.75

During the three months ended March 31, 2025, we granted 313,650 PSUs to certain employees under our 2024 Plan. Any earned PSUs will be fully vested and paid based on defined performance metrics achieved during any of the three-year performance periods. The number of shares of our common stock that each participant is eligible to receive following such period will be determined based on the initial target number of PSUs granted and the actual performance level achieved.

The PSUs are recognized at their fair value on the date of grant, based on the probable issuance at the end of the performance period. We evaluate the probability of the common stock issuance and adjust the expense as appropriate. We recorded compensation expense of $23 thousand during the three months ended March 31, 2025 for the PSUs.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(10,406)	$(655)
Denominator:
Weighted average common shares outstanding, basic	20,859	20,380
Effect of dilutive common shares	—	—
Weighted average common shares outstanding, diluted	20,859	20,380
Net loss per share:
Basic	$(0.50)	$(0.03)
Diluted	$(0.50)	$(0.03)
Anti-dilutive securities excluded from diluted net loss per share:
Stock options	666	63

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of an ASU on our consolidated financial statements; any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors, including the state of the U.S. economy, general economic conditions and the potential effect of inflationary pressures and increased interest rates on our cost of doing business, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

Business Overview

We are a national provider of waste and recycling services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables to maximize resource utilization. Our programs and services enable our customers to address their business sustainability and environmental, social and governance goals and responsibilities.

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

Three Months Ended March 31, 2025 and 2024 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Revenue	$68,430	$72,651
Cost of revenue	57,499	58,615
Gross profit	10,931	14,036
Operating expenses:
Selling, general, and administrative	11,412	9,798
Depreciation and amortization	1,543	2,362
Loss on sale of assets	4,430	—
Impairment loss	1,707	—
Total operating expenses	19,092	12,160
Operating income (loss)	(8,161)	1,876
Interest expense	(2,267)	(2,472)
Loss before taxes	(10,428)	(596)
Income tax expense (benefit)	(22)	59
Net loss	$(10,406)	$(655)

Three Months Ended March 31, 2025, compared to Three Months Ended March 31, 2024

Global Economic Trends

There has been heightened uncertainty in the macroeconomic environment, characterized by increasing unemployment, significant inflation, tariffs, and decreased consumer and business spending. There are also significant geopolitical concerns, including the ongoing conflict between Ukraine and Russia, which have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the quarter ended March 31, 2025, revenue was $68.4 million, a decrease of $(4.2) million, or (5.8)% compared to $72.7 million for the quarter ended March 31, 2024.

The decrease in revenue for the quarter ended March 31, 2025 was partially attributable to lower volumes due to lost customers which contributed to an approximately $7.0 million decline in revenues. This includes lost revenues from clients in the divested mall related business which contributed approximately half of the loss. Positively, revenues from new clients contributed approximately $11.0 million in revenue. All other revenues were down approximately $8.0 million which was mostly related to lower volumes because of soft conditions in certain customer end markets.

Cost of Revenue/Gross Profit

Cost of revenue decreased $(1.1) million to $57.5 million for the quarter ended March 31, 2025 from $58.6 million for the quarter ended March 31, 2024. The changes in cost of revenue were mostly directly related to the changes in revenue. We also experienced higher cost of revenue as a percentage of revenue in the quarter ended March 31, 2025 due to onboarding and ramping up of new customers.

Gross profit for the quarter ended March 31, 2025 was $10.9 million, compared to $14.0 million for the quarter ended March 31, 2024. The gross profit margin was 16.0% for the quarter ended March 31, 2025, compared to 19.3% for the same quarter of 2024. Gross profit margin was negatively impacted in the quarter ended March 31, 2025 by approximately 2.0% due to a combination of temporarily lower revenues and higher cost of revenue for an isolated group of customers in a specific end market. Additionally, margins were impacted in the quarter by approximately 1.0% as new customers typically come on board at lower margins and can take multiple quarters to ramp up.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recyclable materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, price changes for recyclable materials, the cost and mix of subcontracted services provided in any one reporting period, and the timing of acquisitions and divestitures. Volumes of waste and recyclable materials generated by our customers is impacted period to period based on several factors including their production or sales levels, demand of their product or services in the market, supply chain reliability, and labor force stability, among other business factors.

Operating Expenses

Operating expenses were $19.1 million and $12.2 million for the quarters ended March 31, 2025 and 2024, respectively.

Selling, general, and administrative expenses were $11.4 million and $9.8 million for the quarters ended March 31, 2025 and 2024, respectively. The increase primarily relates to increases in labor related expenses which included $0.7 million in severance and retirement expenses in the current quarter. We reduced headcount beginning late in the first quarter of 2025 as a result of operational efficiency initiatives. We expect to realize cost savings of the headcount reduction beginning in the second quarter of 2025.

Operating expenses for the quarters ended March 31, 2025 and 2024 included depreciation and amortization of $1.5 million and $2.4 million, respectively.

On March 31, 2025, we completed the sale of substantially all of the assets used in our mall related business. The selling price of the assets, which had been classified as held for sale on December 31, 2024, was approximately $5.0 million in cash plus (i) additional amounts, not to exceed $6.5 million, based on future performance of the contracts sold over the three years following the date of closing and (ii) a one-time payment based on the purchaser’s ability to collect the accounts receivable and other monies due for sales and deliveries of goods, performance of services and other business transactions, subject to certain other adjustments as set forth in the asset purchase agreement.

We recognized a $4.4 million loss on sale of assets in the three months ended March 31, 2025 based on the carrying value of sold accounts receivable and other assets classified as held for sale. See Note 3 to our condensed consolidated financial statements for further discussion.

We recorded a $1.7 million impairment charge for the quarter ended March 31, 2025 associated with certain customer relationship intangible assets. See Note 6 to our condensed consolidated financial statements for further discussion.

Interest Expense

Interest expense was $2.3 million and $2.5 million for the quarters ended March 31, 2025 and 2024, respectively. The decrease is primarily due to lower interest rates, partially offset by increased borrowings under our revolving credit facility and our equipment term loan. We are amortizing debt issuance costs of $4.8 million and OID of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 8 to our condensed consolidated financial statements.

Income Taxes

We recorded an income tax benefit of $(22) thousand and a provision for income taxes of $59 thousand for the quarters ended March 31, 2025 and 2024, respectively. The provision/(benefit) for income tax is primarily attributable to state tax obligations based on current estimated state tax income/(loss) multiplied by the state tax apportionment percentage for states with no net operating loss carryforwards.

We recorded a full valuation allowance against all our deferred tax assets (“DTAs”) as of both March 31, 2025 and December 31, 2024. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our anticipated future earnings, we believe that there is a reasonable possibility that within the next 48 to 60 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the quarter ended March 31, 2025 was $(10.4) million, compared to net loss of $(0.7) million for the quarter ended March 31, 2024. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and divestitures.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.50) and $(0.03) for the quarters ended March 31, 2025 and 2024, respectively.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.9 million and 20.4 million for the three months ended March 31, 2025 and 2024, respectively.

Adjusted EBITDA

For the three months ended March 31, 2025, Adjusted EBITDA (as defined below), a non-GAAP financial measure, decreased 69.6% to $1.6 million from $5.1 million for the three months ended March 31, 2024.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	As Reported
	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net loss	$(10,406)	$(655)
Depreciation and amortization	1,746	2,496
Interest expense	2,267	2,472
Stock-based compensation expense	662	357
Loss on sale of assets	4,430	—
Impairment loss	1,707	—
Acquisition, integration and related costs	—	42
Other adjustments	1,171	349
Income tax expense (benefit)	(22)	59
Adjusted EBITDA	$1,555	$5,120

For the three months ended March 31, 2025, other adjustments primarily related to severance and retirement costs as well as certain professional fees. For the three months ended March 31, 2024, other adjustments included certain professional fees as well as certain administrative fees related to borrowings.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share

Adjusted net income (loss), a non-GAAP financial measure, was $(2.9) million for the three months ended March 31, 2025, compared with $1.7 million for the three months ended March 31, 2024. We present adjusted net income (loss) and adjusted net income (loss) per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income (loss) and adjusted net income (loss) per diluted share as two of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income (loss) to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income (loss) has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income (loss) and adjusted net income (loss) per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income (loss) and adjusted net income (loss) per diluted share for the three months ended March 31, 2025 and 2024 are calculated as follows (in thousands except per share amounts):

	As Reported
	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Reported net loss (a)	$(10,406)	$(655)
Adjustments:
Amortization of intangibles (b)	1,364	2,322
Acquisition, integration and related costs (c)	—	42
Loss on sale of assets	4,430	—
Impairment loss	1,707	—
Adjusted net income (loss)	$(2,905)	$1,709

Diluted earnings (loss) per share:
Reported net loss	$(0.50)	$(0.03)
Adjusted net income (loss)	$(0.14)	$0.08

Weighted average number of common shares outstanding:
Diluted (d)	20,859	22,550

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustment for dilution when adjusted net income is positive

Liquidity and Capital Resources

As of March 31, 2025, we had working capital of $21.6 million, including $1.4 million of cash and cash equivalents, compared with working capital of $30.7 million, including $0.4 million of cash and cash equivalents as of December 31, 2024.

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

We believe our existing cash and cash equivalents of $1.4 million, our borrowing availability under our $45.0 million ABL Facility (as defined and discussed in Note 8 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the three months ended March 31, 2025 and 2024.

Cash Flows from Operating Activities

Net cash used in operating activities was $(1.1) million for the three months ended March 31, 2025 compared with net cash used in operating activities of $(1.7) million for the three months ended March 31, 2024.

Net cash used in operating activities for the three months ended March 31, 2025 related primarily to the net effect of the following:

•
net loss of $(10.4) million, which includes a non-cash impairment loss of $1.7 million and a loss on sale of assets of $4.4 million;
•
other non-cash items of $2.9 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash provided by the net change in operating assets and liabilities of $0.3 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2025 was $4.5 million and primarily related to $5.0 million in proceeds from the sale of mall related business assets. Cash used in investing activities for the three months ended March 31, 2024 was $(2.3) million and primarily related to the purchase of $(1.6) million in compactors and related equipment. Other investing activities are primarily from purchases of intangible assets such as software development costs and other property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $(2.5) million, primarily from $3.5 million in repayments of notes payable with proceeds from sale of assets as further discussed in Note 3 to our condensed consolidated financial statements. Other financing activities included net repayments of $0.9 million on our ABL facility, which includes $1.5 million from the proceeds from the sale of assets, and $0.4 million borrowings from our PNC equipment term loan. Net cash provided by financing activities for the three months ended March 31, 2024 was $4.2 million, primarily from net borrowings of $4.2 million on our ABL Facility. See Note 8 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the three months ended March 31, 2025 and 2024. We believe that current inflationary increases in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, deferred taxes and the fair value of assets and liabilities acquired in business acquisitions. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

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
10.1

Mutual Separation Agreement and Release, dated March 11, 2025, by and between the Company and S. Ray Hatch (incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 12, 2025).

10.2	Offer Letter, dated March 11, 2025, by and between the Company and Perry W. Moss (incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 12, 2025).
10.3

Severance and Change in Control Agreement, dated March 11, 2024, by and between the Company and Perry W. Moss (incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 12, 2025).

10.4

Asset Purchase Agreement, dated as of March 31, 2025, by and between Quest Resource Management Group, LLC and Lincoln Waste Solutions, LLC (incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 4, 2025).

10.5

Amendment, Consent and Partial Release Agreement, dated March 31, 2025, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are parties thereto as borrowers, the lenders party thereto and Monroe Capital Management Advisors, LLC (incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 4, 2025).

10.6

Amendment, Consent and Partial Release Agreement, dated March 31, 2025, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are parties thereto as guarantors, the lenders party thereto and PNC Bank, N.A (incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 4, 2025).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 12, 2025	By:	/s/ Perry W. Moss
Perry W. Moss
President and Chief Executive Officer

Date: May 12, 2025	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer