Form 10-Q
period 2025-06-30
Quest Resource Holding Corp
filed 2025-08-11
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 20,712,204 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$449	$396
Accounts receivable, less allowance for doubtful accounts of $751 and $831 as of June 30, 2025 and December 31, 2024, respectively	53,660	62,252
Prepaid expenses and other current assets	2,618	2,601
Assets held for sale	—	9,890
Total current assets	56,727	75,139

Goodwill	81,065	81,065
Intangible assets, net	9,316	12,946
Property and equipment, net, and other assets	5,954	6,495
Total assets	$153,062	$175,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,130	$39,899
Deferred revenue	146	1,001
Current portion of notes payable	1,540	1,651
Liabilities held for sale	—	1,840
Total current liabilities	39,816	44,391

Notes payable, net	69,680	76,265
Other long-term liabilities	628	833
Total liabilities	110,124	121,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 20,712 and 20,606 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	21	21
Additional paid-in capital	180,405	179,246
Accumulated deficit	(137,488)	(125,111)
Total stockholders’ equity	42,938	54,156
Total liabilities and stockholders’ equity	$153,062	$175,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$59,540	$73,145	$127,970	$145,796
Cost of revenue	48,503	59,613	106,002	118,228
Gross profit	11,037	13,532	21,968	27,568
Operating expenses:
Selling, general, and administrative	9,295	9,385	20,707	19,184
Depreciation and amortization	1,299	2,365	2,842	4,726
Loss on sale of assets	61	—	4,491	—
Impairment loss	—	—	1,707	—
Total operating expenses	10,655	11,750	29,747	23,910
Operating income (loss)	382	1,782	(7,779)	3,658
Interest expense	(2,375)	(2,612)	(4,642)	(5,084)
Loss before taxes	(1,993)	(830)	(12,421)	(1,426)
Income tax expense (benefit)	(22)	684	(44)	743
Net loss	$(1,971)	$(1,514)	$(12,377)	$(2,169)
Net loss per share applicable to common stockholders
Basic and diluted	$(0.09)	$(0.07)	$(0.59)	$(0.11)
Weighted average number of common shares outstanding
Basic and diluted	20,933	20,507	20,896	20,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In Thousands)

For the Three and Six Months Ended June 30, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31 2024	20,606	$21	$179,246	$(125,111)	$54,156
Stock-based compensation	—	—	612	—	612
Net loss	—	—	—	(10,406)	(10,406)
Balance, March 31, 2025	20,606	21	179,858	(135,517)	44,362
Stock-based compensation	—	—	500	—	500
Release of deferred and restricted stock units	74	—	—	—	—
Tax withholdings related to net stock settlements	(13)	—	(31)	—	(31)
Shares issued for Employee Stock Purchase Plan	45	—	78	—	78
Net loss	—	—	—	(1,971)	(1,971)
Balance, June 30, 2025	20,712	$21	$180,405	$(137,488)	$42,938

For the Three and Six Months Ended June 30, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2023	20,161	$20	$176,309	$(110,048)	$66,281
Stock-based compensation	—	—	357	—	357
Stock option exercises	69	—	328	—	328
Net loss	—	—	—	(655)	(655)
Balance, March 31, 2024	20,230	20	176,994	(110,703)	66,311
Stock-based compensation	—	—	363	—	363
Stock option exercises	102	—	287	—	287
Shares issued for Employee Stock Purchase Plan	25	—	149	—	149
Net loss	—	—	—	(1,514)	(1,514)
Balance, June 30, 2024	20,357	$20	$177,793	$(112,217)	$65,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,377)	$(2,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	477	453
Amortization of intangibles	2,769	4,648
Amortization of debt issuance costs and discounts	408	549
Provision for doubtful accounts	428	574
Stock-based compensation	1,195	720
Loss on sale of assets	4,491	—
Impairment loss	1,707	—
Changes in operating assets and liabilities:
Accounts receivable	8,510	(4,888)
Prepaid expenses and other current assets	(270)	(433)
Security deposits and other assets	—	218
Accounts payable and accrued liabilities	(3,638)	187
Deferred revenue and other liabilities	(855)	(703)
Net cash provided by (used in) operating activities	2,845	(844)
Cash flows from investing activities:
Purchase of property and equipment	(177)	(4,159)
Purchase of intangible assets	(593)	(688)
Proceeds from sale of assets	5,004	—
Net cash provided by (used in) investing activities	4,234	(4,847)
Cash flows from financing activities:
Proceeds from credit facilities	54,274	53,759
Repayments of credit facilities	(57,028)	(49,713)
Proceeds from long-term debt	390	2,517
Repayments of long-term debt	(4,235)	(579)
Proceeds from stock option exercises	—	615
Proceeds from shares issued for Employee Stock Purchase Plan	78	149
Debt issuance costs	(505)	(423)
Net cash (used in) provided by financing activities	(7,026)	6,325
Net increase in cash and cash equivalents	53	634
Cash and cash equivalents at beginning of period	396	324
Cash and cash equivalents at end of period	$449	$958

Supplemental cash flow information:
Cash paid for interest	$3,269	$4,401
Cash paid for income taxes, net	$110	$286
Supplemental non-cash investing and financing activities:
Taxes related to net share settlements, accrued but not paid	$31	$—

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2025 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2024 condensed consolidated balance sheet data from audited financial statements.

Our chief operating decision maker (“CODM”), the President and Chief Executive Officer, manages our company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenue, selling, general and administrative) at the consolidated level to manage our operations. Other segment items included in consolidated net income (loss) are interest expense and income tax expense (benefit), which are reflected in the condensed consolidated statements of operations. For expenses incurred during the three and six months ended June 30, 2025 and 2024, refer to our condensed consolidated statements of operations.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

3. Sale of Assets

On March 31, 2025, Quest entered into an asset purchase agreement (the “APA”) with Lincoln Waste Solutions, LLC, a Connecticut limited liability company (“Purchaser”), and completed the sale to Purchaser of substantially all of the assets used in the mall related business of Quest as set forth in the APA (the “Transaction”). The selling price of the assets, which had been classified as held for sale at December 31, 2024, was approximately $5.0 million in cash plus (i) additional amounts, not to exceed $6.5 million, based on the future performance of the contracts sold over the three years following the date of sale (collectively, the “Milestone Payments”) and (ii) a one-time payment based on the Purchaser’s ability to collect the accounts receivable and other monies due for sales and delivery of goods, performance of services and other business transactions, subject to certain other adjustments as set forth in the APA. The APA also includes clawback provisions, not to exceed $5.0 million, to be applied against the receipt of any future Milestone Payments if certain metrics are not met within the first four months of the date of sale. As of June 30, 2025, we do not believe that it is possible to determine the fair value of any contingent proceeds for either the Milestone Payments or the contingent liability to be applied against any future payments. However, we do not believe that any additional sale proceeds or conditional obligations to the Purchaser will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We recognized a $4.4 million loss on sale of assets in the three months ended March 31, 2025 based on the carrying value of sold assets classified as held for sale. We recognized an additional $61 thousand loss in the three months ended June 30, 2025 for additional post closing adjustments. Liabilities classified as held for sale at December 31, 2024 were not acquired by the Purchaser. We will adjust the purchase price as the Milestone Payments and clawback adjustments, if any, become reasonably estimable as the Purchaser continues to integrate the business. The cash proceeds received at the time of sale were used to repay debt as further discussed in Note 8, Notes Payable.

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

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Beginning balance	$873	$1,958	$831	$1,582
Bad debt expense	112	5	428	574
Uncollectible accounts written off, net of recoveries	(234)	(75)	(508)	(268)
Ending balance	$751	$1,888	$751	$1,888

5. Property and Equipment, Net, and Other Assets

At June 30, 2025 and December 31, 2024, property and equipment, net, and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
	(Unaudited)
Property and equipment, net of accumulated depreciation of $3,336 and $3,492 as of June 30, 2025 and December 31, 2024, respectively	$4,210	$4,507
Right-of-use operating lease assets	1,071	1,305
Security deposits and other assets	673	683
Property and equipment, net, and other assets	$5,954	$6,495

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended June 30, 2025 was $236 thousand, including $202 thousand of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts and was $477 thousand for the six months ended June 30, 2025, including $404 thousand of depreciation expense reflected within “Cost of revenue”. Depreciation expense for the three months ended June 30, 2024 was $280 thousand, including

$241 thousand of depreciation expense reflected within “Cost of revenue” and was $453 thousand for the six months ended June 30, 2024, including $375 thousand of depreciation expense reflected within “Cost of revenue”.

Right-of-use operating lease assets related to our office leases are recognized in accordance with ASC 842. Refer to Note 9, Leases for additional information.

6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows (in thousands):

June 30, 2025 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$20,685	$16,096	$4,589
Software	7 years	5,028	1,236	3,792
Trademarks	7 years	2,026	1,091	935
Non-compete agreements	3 years	140	140	—
Total finite lived intangible assets		$27,879	$18,563	$9,316

December 31, 2024	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$25,805	$17,188	$8,617
Software	7 years	5,518	2,271	3,247
Trademarks	7 years	2,026	947	1,079
Non-compete agreements	3 years	2,250	2,247	3
Total finite lived intangible assets		$35,599	$22,653	$12,946

June 30, 2025 (Unaudited) and December 31, 2024	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$81,065

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $1.3 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to finite lived intangible assets was $2.8 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively.

We have no indefinite-lived intangible assets other than goodwill. $66.1 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We review our finite-lived intangible assets periodically for indicators of impairment. During the first quarter of 2025, following certain customer activity, we evaluated the customer relationship intangible asset balance for recoverability and noted the unamortized balance of the intangible was not recoverable. Accordingly, we performed an impairment test for the intangible using a discounted cash flow analysis and internal forecasts (Level 3 inputs) to determine the fair value of the asset. The carrying value of the intangible asset exceeded its fair value, which resulted in an impairment charge of $1.7 million for the three and six months ended June 30, 2025.

We review our goodwill for impairment at least annually and between annual tests whenever there is an indication of impairment. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. That assessment during the quarter ended June 30, 2025 indicated a triggering event had occurred requiring that we perform additional quantitative assessments. The triggering event was primarily due to the decrease in the Company's share price during the six months ended June 30, 2025 resulting in a decline in market capitalization. Management engaged a third party to perform a series of quantitative assessments utilizing multiple valuation methods. The results of those assessments indicated that the Company's fair value was in excess of the Company's book value and therefore its goodwill was not impaired as of June 30, 2025.

7. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2025	2024
	(Unaudited)
Accounts payable and accrued liabilities	$33,450	$37,088
Accrued taxes	611	626
Employee compensation	2,230	1,323
Operating lease liabilities - current portion	428	434
Miscellaneous	1,411	428
	$38,130	$39,899

Refer to Note 9, Leases for additional disclosure related to the operating lease liabilities.

8. Notes Payable

Our debt obligations were as follows (in thousands):

	Interest	June 30,	December 31,
	Rate (1)	2025	2024
		(Unaudited)
Monroe Term Loan (2)	11.94%	$51,363	$54,000
PNC ABL Facility (3)	6.57%	20,356	23,109
PNC Equipment Term Loan 1 (4)	7.33%	1,431	2,729
PNC Equipment Term Loan 2 (4)	7.32%	358	—
Green Remedies Promissory Note (5)	3.00%	296	564
Total notes payable		73,804	80,402
Less: Current portion of notes payable		(1,540)	(1,651)
Less: Unamortized debt issuance costs		(2,463)	(2,171)
Less: Unamortized OID		(32)	(83)
Less: Unamortized OID warrant		(89)	(232)
Notes payable, net		$69,680	$76,265

(1) Interest rates as of June 30, 2025
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

June 30,
2025

Debt issuance costs, net of accumulated amortization
Balance at December 31, 2024	$2,171
Financing costs deferred	505
Less: Amortization expense	(213)
Balance at June 30, 2025 (Unaudited)	$2,463

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was most recently amended on May 12, 2025, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $45.0 million with a sublimit for issuance of letters of credit of up to $3.5 million. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin of 1.25% (no borrowings as of June 30, 2025), or the Term

SOFR Rate for the interest period in effect plus a margin of 2.25% (6.57% as of June 30, 2025). The revolving credit facility matures on December 30, 2029.

As of June 30, 2025, we had a total of $1.8 million outstanding on two separate PNC senior secured equipment term loan facilities (“Equipment Term Loans”). Equipment Term Loan 1 bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 1.75%, or the Term SOFR Rate for the interest period in effect plus a margin of 3.0% (7.33% at June 30, 2025). Equipment Term Loan 1 will amortize in equal quarterly installments of $144 thousand with any remaining balance payable on December 30, 2029. $1.0 million principal was repaid on this loan with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets. Equipment Term Loan 2 bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 1.75%, or the Term SOFR Rate for the interest period in effect plus a margin of 3.0% (7.32% at June 30, 2025). Equipment Term Loan 2 will amortize in equal quarterly installments of $32 thousand with any remaining balance payable on December 30, 2029.

As of June 30, 2025, the ABL Facility borrowing base availability was $39.5 million, of which $20.4 million of principal was outstanding. We repaid $1.5 million of the outstanding principal balance on the ABL Facility with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was most recently amended on May 12, 2025, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility, which had a principal amount of $51.4 million as of June 30, 2025. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is June 28, 2030 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.0% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. We repaid $2.5 million of the outstanding principal balance of the term loan facility with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets.
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

Debt Covenants

Our PNC Loan Agreement and our Monroe Credit Agreement contain certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio. We are in compliance with financial covenants under our loan agreements at June 30, 2025 and expect to be in compliance for the remainder of 2025 and thereafter.

In the first quarter of 2025, we were not in compliance with the existing fixed charge coverage ratio and the senior net leverage ratio primarily due to the limitations on add-backs related to the sale of the under-performing mall related business; however we had been in contact for several months with the lenders to prevent formal breach of the financial covenants. Following these discussions, on May 12, 2025 we entered into the Sixth Amendment to the PNC Loan Agreement with PNC and the Seventh Amendment to the Monroe Credit Agreement with Monroe Capital to, among other things, waive the covenant violations and revise the leverage requirements for future periods.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to Green Remedies Waste and Recycling, Inc. in the aggregate principal amount of $2.7 million, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the three months ended June 30, 2025 and 2024 was $1.9 million and $2.1 million, respectively. The amount of interest expense related to borrowings for the six months ended June 30, 2025 and 2024 was $3.8 million and $4.1 million, respectively. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $0.5 million and $0.5 million, respectively, for the three months ended June 30, 2025 and 2024. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $0.8 million and $1.0 million, respectively, for the six months ended June 30, 2025 and 2024.

9. Leases

Our leases are primarily related to office space and are classified as operating leases.

Lease Costs

For the three months ended June 30, 2025 and 2024, we recorded approximately $177 thousand and $174 thousand, respectively, of fixed cost operating lease expense. For the six months ended June 30, 2025 and 2024, we recorded approximately $354 thousand and $352 thousand, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the six months ended June 30, 2025 and 2024. We did not obtain any new operating lease right-of-use assets in the six months ended June 30, 2025.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet (in thousands).

	June 30,	December 31,
	2025	2024
Operating leases:	(Unaudited)
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,071	$1,305

Lease liabilities:
Accounts payable and accrued liabilities	$428	$434
Other long-term liabilities	628	833
Total operating lease liabilities	$1,056	$1,267

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

We generally recognize revenue for the gross amount of consideration received when we hold complete responsibility to the customer for contract fulfillment, making us the primary obligor (or principal). Depending on the key terms of the arrangement, which may include situations in which we are not the primary obligor, do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. During the three months ended June 30, 2025 and 2024, we had certain management fee contracts accounted for under the net basis method with net revenue totaling $67 thousand and $134 thousand, respectively. We had net revenue from management fee contracts accounted for under the net basis revenue method of $160 thousand and $255 thousand for the six months ended June 30, 2025 and 2024, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. One customer accounted for 22.0% of revenue for the three months ended June 30, 2025, and one customer accounted for 27.9% of revenue for the three months ended June 30, 2024. One customer accounted for 23.2% of revenue for the six months ended June 30, 2025, and one customer accounted for 26.6% of revenue for the six months ended June 30, 2024. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Revenue Type:
Services	$56,314	$70,123	$121,507	$139,925
Product sales and other	3,226	3,022	6,463	5,871
Total revenue	$59,540	$73,145	$127,970	$145,796

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of June 30, 2025 and December 31, 2024, we had $0.1 million and $1.0 million, respectively, of deferred revenue.

11. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax (benefit) expense of $(44) thousand and $743 thousand for the six months ended June 30, 2025 and 2024, respectively, which for income tax expense was attributable to state tax obligations for states with no net operating loss carryforwards, the continuing reserve against the benefit of net operating loss carryforwards at the federal level, and other timing differences.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our deferred tax assets was not reasonably assured as of June 30, 2025 and December 31, 2024, and we recorded a valuation allowance of $24.8 million and $21.4 million, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of June 30, 2025 and December 31, 2024, we had federal income tax net operating loss carryforwards of approximately $18.3 million and $4.8 million, respectively. All of the federal income tax net operating loss carryforwards have an indefinite carryforward period limited to 80% of taxable income per year.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 20,712,204 and 20,606,395 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

Employee Stock Purchase Plan – On July 8, 2024, our stockholders approved our 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Prior to the 2024 ESPP, our stockholders approved our 2014 Employee Stock Purchase Plan (the “2014 ESPP”) on September 17, 2014. On May 14, 2025, we issued 45,261 shares to employees for $78,483 under our 2024 ESPP for options that vested and were exercised. We recorded expense of $74 thousand related to the 2024 ESPP and $41 thousand related to the 2014 ESPP for the six months ended June 30, 2025 and 2024, respectively.

Warrants – The following table summarizes the warrants issued and outstanding as of June 30, 2025:

Warrants Issued and Outstanding as of June 30, 2025
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable Warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding (Unaudited)				850,000

Incentive Compensation Plan – On July 8, 2024, our stockholders approved the adoption of our 2024 Incentive Compensation Plan (the “2024 Plan”), which replaced the 2012 Incentive Compensation Plan (the “2012 Plan”), adopted in October 2012, for all future grants. Awards previously granted under the 2012 Plan are unaffected by the adoption of the 2024 Plan and remain outstanding under the terms pursuant to which they were granted. The 2024 Plan allows for the grant of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property in our sole discretion. The maximum number of shares of common stock available for grant under the 2024 Plan is 1,500,000.

Stock Options – We recorded stock option expense of $220 thousand and $269 thousand for the six months ended June 30, 2025 and 2024, respectively. The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2024	2,511,449	$1.17 — $10.32	$3.28
Cancelled/Forfeited	(33,621)	$1.51 — $10.32	$6.02
Outstanding at June 30, 2025 (Unaudited)	2,477,828	$1.17 — $8.68	$3.24

Deferred Stock Units

DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock upon the grantee’s separation from our company. DSUs are fully vested upon issuance.

The following table summarizes DSU activity for the six months ended June 30, 2025:

	Deferred Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 31, 2024	251,101	$4.77
Granted	36,158	$2.64
Released	(276)	$9.03
Outstanding at June 30, 2025 (Unaudited)	286,983	$4.50

Nonemployee directors can elect to receive all or a portion of their annual retainers in the form of DSUs. The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the six months ended June 30, 2025, we granted 36,158 DSUs to directors and recorded director compensation expense of $95 thousand related to the grants. In addition, during the six months ended June 30, 2025, we recorded compensation expense of $83 thousand, which represents an accrual of anticipated bonus expense to be paid in DSUs for certain employees. This bonus accrual is recorded in accrued liabilities until it is granted. During the six months ended June 30, 2024, we recorded DSU-based compensation expense of $69 thousand and $108 thousand to directors and employees, respectively.

Restricted Stock Units

RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. All outstanding unvested RSUs currently vest over three years.

The following table summarizes RSU activity for the six months ended June 30, 2025:

	Restricted Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding and unvested at December 31, 2024	218,045	$8.16
Granted	246,800	$3.85
Vested and released	(74,003)	$8.35
Forfeited	(2,000)	$8.35
Outstanding at June 30, 2025 (Unaudited)	388,842	$5.39

During the six months ended June 30, 2025, we recorded director compensation expense of $195 thousand related to unvested RSU grants. In addition, during the six months ended June 30, 2025, we granted 246,800 RSUs and recorded employee compensation expense of $399 thousand related to unvested RSU grants. During the six months ended June 30, 2024, we recorded RSU-based compensation expense of $223 thousand and $9 thousand to directors and employees, respectively.

Performance Stock Units

The following table summarizes performance stock unit (“PSU”) activity for the six months ended June 30, 2025:

	Performance Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 31, 2024	130,000	$7.57
Granted	313,650	$3.85
Less: Forfeited	(30,000)	$7.57
Outstanding at June 30, 2025 (Unaudited)	413,650	$4.75

During the six months ended June 30, 2025, we granted 313,650 PSUs to certain employees under our 2024 Plan. Any earned PSUs will be fully vested and paid based on defined performance metrics achieved during any of the three-year performance periods. The number of shares of our common stock that each participant is eligible to receive following such period will be determined based on the initial target number of PSUs granted and the actual performance level achieved.

The PSUs are recognized at their fair value on the date of grant, based on the probable issuance at the end of the performance period. We evaluate the probability of the common stock issuance and adjust the expense as appropriate. We recorded compensation expense of $128 thousand during the six months ended June 30, 2025 for the PSUs.

14. Net Loss per Share

We compute basic net loss per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for DSUs issued during the period. We compute diluted net income (loss) per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods where losses are reported, the weighted average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants and vesting of RSUs. The dilutive effect of outstanding stock options, warrants, and RSUs is reflected in diluted earnings per share by application of the treasury stock method.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(1,971)	$(1,514)	$(12,377)	$(2,169)
Denominator:
Weighted average common shares outstanding, basic	20,933	20,507	20,896	20,446
Effect of dilutive common shares	—	—	—	—
Weighted average common shares outstanding, diluted	20,933	20,507	20,896	20,446
Net loss per share:
Basic	$(0.09)	$(0.07)	$(0.59)	$(0.11)
Diluted	$(0.09)	$(0.07)	$(0.59)	$(0.11)
Anti-dilutive securities excluded from diluted net loss per share:
Stock options	1,305	22	910	47

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of an ASU on our consolidated financial statements; any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors, including the state of the U.S. economy, general global economic conditions, including tariffs and the potential effect of inflationary pressures and increased interest rates on our cost of doing business, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

Three and Six Months Ended June 30, 2025 and 2024 Operating Results

The following table summarizes our operating results for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue	$59,540	$73,145	$127,970	$145,796
Cost of revenue	48,503	59,613	106,002	118,228
Gross profit	11,037	13,532	21,968	27,568
Operating expenses:
Selling, general, and administrative	9,295	9,385	20,707	19,184
Depreciation and amortization	1,299	2,365	2,842	4,726
Loss on sale of assets	61	—	4,491	—
Impairment loss	—	—	1,707	—
Total operating expenses	10,655	11,750	29,747	23,910
Operating income (loss)	382	1,782	(7,779)	3,658
Interest expense	(2,375)	(2,612)	(4,642)	(5,084)
Loss before taxes	(1,993)	(830)	(12,421)	(1,426)
Income tax expense (benefit)	(22)	684	(44)	743
Net loss	$(1,971)	$(1,514)	$(12,377)	$(2,169)

Three and Six Months Ended June 30, 2025, compared to Three and Six Months Ended June 30, 2024

Global Economic Trends

There has been heightened uncertainty in the macroeconomic environment, especially as it relates to fluctuations in unemployment, inflation, tariffs, and consumer and business spending. There are also significant geopolitical concerns, including ongoing global conflicts, which have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the quarter ended June 30, 2025, revenue was $59.5 million, a decrease of $13.6 million, or 18.6% compared to $73.1 million for the quarter ended June 30, 2024. For the six months ended June 30, 2025, revenue was $128.0 million, a decrease of $17.8 million, or 12.2%, compared to $145.8 million for the six months ended June 30, 2024.

The revenue decline for the quarter ended June 30, 2025 was primarily attributable to the divestiture of the mall-related business and ongoing softness in the industrial end market, which reduced revenues by approximately $5 million and $11 million, respectively. These impacts were partially offset by growth within the remaining business, which contributed approximately $3 million in incremental revenue, driven by an $8 million increase from new clients, partially offset by a $5 million decline due to customer attrition.

For the six months ended June 30, 2025, the decrease in revenue was similarly attributable to the divestiture of the mall-related business and softness in the industrial end market, which reduced revenues by approximately $9 million and $17 million, respectively. These declines were partially offset by growth within our remaining business, which contributed approximately $8 million in incremental revenue, driven by an $18.5 million increase from new clients, partially offset by a $9 million reduction due to customer attrition."

Cost of Revenue/Gross Profit

Cost of revenue decreased $11.1 million to $48.5 million for the quarter ended June 30, 2025 from $59.6 million for the quarter ended June 30, 2024. Cost of revenue decreased $12.2 million to $106.0 million for the six months ended June 30, 2025 compared to $118.2 million for the six months ended June 30, 2024. The changes in cost of revenue were primarily related to the changes in revenue.

Gross profit for the quarter ended June 30, 2025 was $11.0 million, compared to $13.5 million for the quarter ended June 30, 2024. The gross profit margin was 18.5% for the quarter ended June 30, 2025, compared to 18.5% for the same quarter of 2024. Gross profit for the six months ended June 30, 2025 was $22.0 million, compared to $27.6 million for the six months ended June 30,

2024. The gross profit margin was 17.2% for the six months ended June 30, 2025, compared to 18.9% for the six months ended June 30, 2024. The changes in gross profit for the quarter and year to date periods were primarily due to the net impacts of the changes in both revenue and cost of revenue.

The gross profit margin percentage for the quarter ended June 30, 2025 remained flat compared to the quarter ended June 30, 2024. While we began to see the positive impact on margins resulting from current period performance initiatives gains, they were offset by approximately 2% due to the higher costs of implementing new customers. For the six months ended June 30, 2025, gross profit margin percentages declined by 1.7% due to the higher cost of implementing new customers which negatively impacted margins by approximately 2%. When new customers are on-boarded, we typically experience a higher cost of revenue during the implementation period while revenue is still ramping up. This results in lower margins during the implementation period, but as business with the customer increases the margins will mature over time.

Revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recyclable materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, price changes for recyclable materials, the cost and mix of subcontracted services provided in any one reporting period, and the timing of customer on-boarding and divestitures. Volumes of waste and recyclable materials generated by our customers is impacted period to period based on several factors including their production or sales levels, demand of their product or services in the market, supply chain reliability, and labor force stability, among other business factors.

Operating Expenses

Operating expenses were $10.7 million and $11.8 million for the quarters ended June 30, 2025 and 2024, respectively. Operating expenses were $29.7 million and $23.9 million for the six months ended June 30, 2025 and 2024, respectively.

Selling, general, and administrative expenses were $9.3 million and $9.4 million for the quarters ended June 30, 2025 and 2024, respectively. Selling, general, and administrative expenses were $20.7 million and $19.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase primarily relates to increases in labor related expenses which included $0.7 million in severance and retirement expenses in the first quarter of 2025. We reduced headcount beginning late in the first quarter of 2025 as a result of operational efficiency initiatives. We began to realize cost savings from the headcount reduction beginning in the second quarter of 2025.

Operating expenses for the quarters ended June 30, 2025 and 2024 included depreciation and amortization of $1.3 million and $2.4 million, respectively. Operating expenses for the six months ended June 30, 2025 and 2024 included depreciation and amortization of $2.8 million and $4.7 million, respectively. The decrease in depreciation and amortization expense in 2025 is due primarily to lower customer relationship intangible asset balances being amortized.

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

We recognized a $4.5 million loss on sale of assets in the six months ended June 30, 2025 ($61 thousand loss recognized in the three months ended June 30, 2025) resulting from the sale of the mall related business and additional post closing adjustments. See Note 3 to our condensed consolidated financial statements for further discussion.

We recorded a $1.7 million impairment charge in the first quarter of 2025 associated with certain customer relationship intangible assets. See Note 6 to our condensed consolidated financial statements for further discussion.

Interest Expense

Interest expense was $2.4 million and $2.6 million for the quarters ended June 30, 2025 and 2024, respectively. Interest expense was $4.6 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease is primarily due to lower interest rates, partially offset by increased borrowings under our revolving credit facility and our equipment term loan. We are amortizing debt issuance costs of $5.3 million and OID of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 8 to our condensed consolidated financial statements.

Income Taxes

We recorded an income tax benefit of $(22) thousand and a provision for income taxes of $684 thousand for the quarters ended June 30, 2025 and 2024, respectively. We recorded an income tax benefit of $(44) thousand and a provision for income taxes of $743 for the six months ended June 30, 2025 and 2024, respectively. The provision/(benefit) for income tax is primarily attributable to state tax obligations based on current estimated state tax income/(loss) multiplied by the state tax apportionment percentage for states with no net operating loss carryforwards.

We continued to record a full valuation allowance against all our deferred tax assets (“DTAs”) as of both June 30, 2025 and December 31, 2024. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. Over the near term, we do not anticipate reversing a significant portion of this allowance. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the quarter ended June 30, 2025 was $(2.0) million, compared to net loss of $(1.5) million for the quarter ended June 30, 2024. Net loss for the six months ended June 30, 2025 was $(12.4) million, compared to net loss of $(2.2) million for the six months ended June 30, 2024. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and divestitures.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.09) and $(0.07) for the quarters ended June 30, 2025 and 2024, respectively. Net loss per basic and diluted share attributable to common stockholders was $(0.59) and $(0.11) for the six months ended June 30, 2025 and 2024, respectively.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.9 million and 20.5 million for the three months ended June 30, 2025 and 2024, respectively. The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.9 million and 20.4 million for the six months ended June 30, 2025 and 2024, respectively.

Adjusted EBITDA

For the three months ended June 30, 2025, Adjusted EBITDA (as defined below), a non-GAAP financial measure, decreased 47.8% to $2.7 million from $5.1 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, Adjusted EBITDA decreased 58.7% to $4.2 million from $10.3 million for the same period in 2024.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net loss	$(1,971)	$(1,514)	$(12,377)	$(2,169)
Depreciation and amortization	1,500	2,605	3,246	5,101
Interest expense	2,375	2,612	4,642	5,084
Stock-based compensation expense	533	363	1,195	720
Loss on sale of assets	61	—	4,491	—
Impairment loss	—	—	1,707	—
Acquisition, integration and related costs	—	19	—	61
Other adjustments	208	370	1,379	719
Income tax expense (benefit)	(22)	684	(44)	743
Adjusted EBITDA	$2,684	$5,139	$4,239	$10,259

For the three months ended June 30, 2025, other adjustments primarily related to certain loan amendment costs and other professional fees. For the six months ended June 30, 2025, other adjustments primarily related to severance and retirement costs, certain loan amendment costs, and other professional fees. For the three and six months ended June 30, 2024, other adjustments included certain professional fees as well as certain administrative fees related to borrowings.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share

Adjusted net income (loss), a non-GAAP financial measure, was $(0.8) million for the three months ended June 30, 2025, compared with $0.7 million for the three months ended June 30, 2024. Adjusted net income (loss) was $(3.7) million for the six months ended June 30, 2025, compared with $2.3 million for the six months ended June 30, 2024. We present adjusted net income (loss) and adjusted net income (loss) per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income (loss) and adjusted net income (loss) per diluted share as two of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income (loss) to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income (loss) has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income (loss) and adjusted net income (loss) per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income (loss) and adjusted net income (loss) per diluted share for the three and six months ended June 30, 2025 and 2024 are calculated as follows (in thousands except per share amounts):

	As Reported		As Reported
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Reported net loss (a)	$(1,971)	$(1,514)	$(12,377)	$(2,169)
Adjustments:
Amortization of intangibles (b)	1,104	2,221	2,468	4,441
Acquisition, integration and related costs (c)	—	19	—	61
Loss on sale of assets	61	—	4,491	—
Impairment loss	—	—	1,707	—
Adjusted net income (loss)	$(806)	$726	$(3,711)	$2,333

Diluted earnings (loss) per share:
Reported net loss	$(0.09)	$(0.07)	$(0.59)	$(0.11)
Adjusted net income (loss)	$(0.04)	$0.03	$(0.18)	$0.10

Weighted average number of common shares outstanding:
Basic	20,933	20,507	20,896	20,446
Diluted (d)	20,933	22,974	20,896	22,777

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustment for dilution when adjusted net income is positive

Liquidity and Capital Resources

As of June 30, 2025, we had working capital of $16.9 million, including $0.4 million of cash and cash equivalents, compared with working capital of $30.7 million, including $0.4 million of cash and cash equivalents as of December 31, 2024. Working capital at December 31, 2024 included $8.1 million net assets held for sale which were sold in the first quarter of 2025.

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

Cash Flows

The following discussion relates to the major components of our cash flows for the six months ended June 30, 2025 and 2024.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2025 compared with net cash used in operating activities of $(0.8) million for the six months ended June 30, 2024.

Net cash provided by operating activities for the six months ended June 30, 2025 related primarily to the net effect of the following:

•
net loss of $(12.4) million, which includes a non-cash impairment loss of $1.7 million and a loss on sale of assets of $4.5 million;
•
other non-cash items of $5.3 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash provided by the net change in operating assets and liabilities of $3.7 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2025 was $4.2 million and primarily related to $5.0 million in proceeds from the sale of mall related business assets. Cash used in investing activities for the six months ended June 30, 2024 was $(4.8) million and primarily related to the purchase of $(3.1) million in compactors and related equipment. Other investing activities are primarily from purchases of intangible assets such as software development costs and other property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $(7.0) million, primarily from $3.5 million in repayments of notes payable with proceeds from sale of assets as further discussed in Note 3 to our condensed consolidated financial statements and net repayments of $2.8 million on our ABL Facility. Net cash provided by financing activities for the six months ended June 30, 2024 was $6.3 million, primarily from net borrowings of $4.0 million on our ABL Facility and $2.5 million borrowings from our PNC equipment term loan. See Note 8 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the six months ended June 30, 2025 and 2024. We believe that volatility in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2025, except as follows:

Goodwill Impairment Testing

The qualitative assessment of goodwill at June 30, 2025 determined a triggering event occurred requiring that we conduct additional quantitative analyses. The triggering event was primarily due to the decrease in the Company's share price during the six months ended June 30, 2025 resulting in a decline in market capitalization.

Management engaged a third party to perform a series of quantitative assessments utilizing multiple valuation methods. Those assessments included both market and income-based methods utilizing Level 2 observable market data and Level 3 unobservable inputs, respectively. Significant estimates in the market-based method included identifying similar companies with comparable business factors such as service offerings, customers, size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples in estimating the fair value of the Company. The income-based method is a discounted cash flow analysis and the significant estimates included expected growth rates, profitability and the weighted average cost of capital. The Company used an equal weighted average blend of these methods to assess its fair value. The results of those assessments indicated that the Company's fair value was in excess of the Company's book value and therefore its goodwill was not impaired as of June 30, 2025.

Management will continue to monitor market conditions to determine if another triggering event has occurred. Should a triggering event occur, the Company will perform a quantitative assessment to estimate fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 8, 2025, S. Ray Hatch, a director on the Company’s Board of Directors, resigned from his positions with the Company effective immediately. Mr. Hatch’s resignation was not due to any disagreements with the Company.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1

Cooperation Agreement, dated May 7, 2025, by and among Quest Resource Holding Corporation and the persons and entities listed on Exhibit A thereto (incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 7, 2025)

10.2

Seventh Amendment to Credit Agreement, dated May 12, 2025, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 13, 2025)

10.3

Sixth Amendment to Loan, Security and Guaranty Agreement, dated as of May 12, 2025, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Quest Equipment, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., YouChange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC and Global Alerts, LLC (incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 13, 2025)

10.4

Fourth Amendment to Intercreditor Agreement, dated as of May 12, 2025, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC (incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 13, 2025)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: August 11, 2025	By:	/s/ Perry W. Moss
Perry W. Moss
President and Chief Executive Officer

Date: August 11, 2025	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer