Form 10-Q
period 2025-09-30
Quest Resource Holding Corp
filed 2025-11-10
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 20,870,094 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,146	$396
Accounts receivable, less allowance for doubtful accounts of $784 and $831 as of September 30, 2025 and December 31, 2024, respectively	50,746	62,252
Prepaid expenses and other current assets	2,120	2,601
Assets held for sale	—	9,890
Total current assets	54,012	75,139

Goodwill	81,065	81,065
Intangible assets, net	8,429	12,946
Property and equipment, net, and other assets	5,779	6,495
Total assets	$149,285	$175,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,323	$39,899
Deferred revenue	69	1,001
Current portion of notes payable	1,406	1,651
Liabilities held for sale	—	1,840
Total current liabilities	40,798	44,391

Notes payable, net	65,391	76,265
Other long-term liabilities	1,087	833
Total liabilities	107,276	121,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 20,850 and 20,606 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	21	21
Additional paid-in capital	180,825	179,246
Accumulated deficit	(138,837)	(125,111)
Total stockholders’ equity	42,009	54,156
Total liabilities and stockholders’ equity	$149,285	$175,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$63,341	$72,766	$191,311	$218,562
Cost of revenue	51,874	61,066	157,876	179,294
Gross profit	11,467	11,700	33,435	39,268
Operating expenses:
Selling, general, and administrative	9,240	10,273	29,947	29,457
Depreciation and amortization	1,304	2,368	4,146	7,094
(Gain) loss on sale of assets	(152)	—	4,339	—
Impairment loss	—	—	1,707	—
Total operating expenses	10,392	12,641	40,139	36,551
Operating income (loss)	1,075	(941)	(6,704)	2,717
Interest expense	(2,389)	(2,723)	(7,031)	(7,807)
Loss before taxes	(1,314)	(3,664)	(13,735)	(5,090)
Income tax expense (benefit)	35	(278)	(9)	465
Net loss	$(1,349)	$(3,386)	$(13,726)	$(5,555)

Net loss per share
Basic and diluted	$(0.06)	$(0.16)	$(0.66)	$(0.27)
Weighted average number of common shares outstanding
Basic and diluted	21,029	20,666	20,941	20,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In Thousands)

For the Three and Nine Months Ended September 30, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2024	20,606	$21	$179,246	$(125,111)	$54,156
Stock-based compensation	—	—	612	—	612
Net loss	—	—	—	(10,406)	(10,406)
Balance, March 31, 2025	20,606	21	179,858	(135,517)	44,362
Stock-based compensation	—	—	500	—	500
Release of deferred and restricted stock units	74	—	—	—	—
Tax withholdings related to net stock settlements	(13)	—	(31)	—	(31)
Shares issued for Employee Stock Purchase Plan	45	—	78	—	78
Net loss	—	—	—	(1,971)	(1,971)
Balance, June 30, 2025	20,712	21	180,405	(137,488)	42,938
Stock-based compensation	—	—	420	—	420
Release of deferred and restricted stock units	138	—	—	—	—
Net loss	—	—	—	(1,349)	(1,349)
Balance, September 30, 2025	20,850	$21	$180,825	$(138,837)	$42,009

For the Three and Nine Months Ended September 30, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2023	20,161	$20	$176,309	$(110,048)	$66,281
Stock-based compensation	—	—	357	—	357
Stock option exercises	69	—	328	—	328
Net loss	—	—	—	(655)	(655)
Balance, March 31, 2024	20,230	20	176,994	(110,703)	66,311
Stock-based compensation	—	—	363	—	363
Stock option exercises	102	—	287	—	287
Shares issued for Employee Stock Purchase Plan	25	—	149	—	149
Net loss	—	—	—	(1,514)	(1,514)
Balance, June 30, 2024	20,357	20	177,793	(112,217)	65,596
Stock-based compensation	—	—	446	—	446
Stock option exercises	30	—	111	—	111
Release of restricted and deferred stock units	77	—	—	—	—
Net loss	—	—	—	(3,386)	(3,386)
Balance, September 30, 2024	20,464	$20	$178,350	$(115,603)	$62,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,726)	$(5,555)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	702	739
Amortization of intangibles	4,042	6,974
Amortization of debt issuance costs and discounts	632	813
Provision for doubtful accounts	796	963
Stock-based compensation	1,665	1,291
Loss on sale of assets	4,339	—
Impairment loss	1,707	—
Changes in operating assets and liabilities:
Accounts receivable	11,574	(2,941)
Prepaid expenses and other current assets	228	(1,167)
Security deposits and other assets	21	(14)
Accounts payable and accrued liabilities	(2,527)	(1,387)
Deferred revenue and other liabilities	(947)	(1,035)
Net cash provided by (used in) operating activities	8,506	(1,319)
Cash flows from investing activities:
Purchase of property and equipment	(206)	(4,267)
Purchase of intangible assets	(979)	(929)
Proceeds from sale of assets	5,132	—
Net cash provided by (used in) investing activities	3,947	(5,196)
Cash flows from financing activities:
Proceeds from credit facilities	76,308	81,513
Repayments of credit facilities	(83,263)	(76,254)
Proceeds from long-term debt	390	2,517
Repayments of long-term debt	(4,680)	(869)
Proceeds from stock option exercises	—	726
Proceeds from shares issued for Employee Stock Purchase Plan	78	149
Tax payments related to net share settlements	(31)	—
Debt issuance costs	(505)	(458)
Net cash (used in) provided by financing activities	(11,703)	7,324
Net increase in cash and cash equivalents	750	809
Cash and cash equivalents at beginning of period	396	324
Cash and cash equivalents at end of period	$1,146	$1,133

Supplemental cash flow information:
Cash paid for interest	$5,242	$7,150
Cash paid (refunded) for income taxes, net	$(394)	$792
Supplemental non-cash investing and financing activities:
Receivable for sale of fixed assets	$390	$—

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2025 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2024 condensed consolidated balance sheet data from audited financial statements.

Our chief operating decision maker (“CODM”), the President and Chief Executive Officer, manages our company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenue, selling, general and administrative) at the consolidated level to manage our operations. Other segment items included in consolidated net income (loss) are interest expense and income tax expense (benefit), which are reflected in the condensed consolidated statements of operations. For expenses incurred during the three and nine months ended September 30, 2025 and 2024, refer to our condensed consolidated statements of operations.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 306): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that allows public entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The amendments are effective for fiscal years beginning after December 15, 2025. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Sale of Assets

On March 31, 2025, Quest entered into an asset purchase agreement (the “APA”) with Lincoln Waste Solutions, LLC, a Connecticut limited liability company (“Purchaser”), and completed the sale to Purchaser of substantially all of the assets used in the mall-related business of Quest as set forth in the APA (the “Transaction”). The selling price of the assets, which had been classified as held for sale at December 31, 2024, was approximately $5.0 million in cash plus (i) additional amounts, not to exceed $6.5 million, based on the future performance of the contracts sold over the three years following the date of sale (collectively, the “Milestone Payments”) and (ii) a one-time payment based on the Purchaser’s ability to collect the accounts receivable and other monies due for sales and delivery of goods, performance of services and other business transactions, subject to certain other adjustments as set forth in the APA. The APA also includes clawback provisions, not to exceed $5.0 million, to be applied against the receipt of any future Milestone Payments if certain metrics were not met within the first four months of the date of sale. As of September 30, 2025, we do not believe that estimated contingent proceeds due to us, net of amounts owed to the Purchaser, will have a material effect on our business, financial condition, results of operations, or cash flows.

We recognized a $4.4 million loss on sale of assets in the three months ended March 31, 2025 based on the carrying value of sold assets classified as held for sale. We recognized an additional $68 thousand gain through September 30, 2025 for post-closing adjustments. Liabilities classified as held for sale at December 31, 2024 were not acquired by the Purchaser. We will adjust the purchase price as the Milestone Payments net of clawback adjustments become reasonably estimable as the Purchaser continues to integrate the business. The cash proceeds received at the time of sale were used to repay debt as further discussed in Note 8, Notes Payable.

During the quarter ended September 30, 2025, we entered into an equipment sale leaseback agreement with a third party for certain compactor and related equipment. We recognized a gain on sale of approximately $23 thousand on these equipment sales. See Note 9, Leases for additional discussion.

4. Accounts Receivable, Net of Allowance for Doubtful Accounts

Our receivables, which are recorded when billed or when services are performed, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on consideration of a number of factors, including the length of time trade accounts are past due, our previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We write off past-due receivable balances after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to the allowance for doubtful accounts in the period we receive the payment.

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Beginning balance	$751	$1,888	$831	$1,582
Bad debt expense	368	389	796	963
Uncollectible accounts written off, net of recoveries	(335)	(287)	(843)	(555)
Ending balance	$784	$1,990	$784	$1,990

5. Property and Equipment, Net, and Other Assets

At September 30, 2025 and December 31, 2024, property and equipment, net, and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
	(Unaudited)
Property and equipment, net of accumulated depreciation of $3,450 and $3,492 as of September 30, 2025 and December 31, 2024, respectively	$3,519	$4,507
Right-of-use operating lease assets	1,608	1,305
Security deposits and other assets	652	683
Property and equipment, net, and other assets	$5,779	$6,495

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended September 30, 2025 was $224 thousand, including $194 thousand of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts and was $702 thousand for the nine months ended September 30, 2025, including $598 thousand of depreciation expense reflected within “Cost of revenue”. Depreciation expense for the three months ended September 30, 2024 was $286 thousand, including $245 thousand of depreciation expense reflected within “Cost of revenue” and was $739 thousand for the nine months ended September 30, 2024, including $619 thousand of depreciation expense reflected within “Cost of revenue”.

Right-of-use operating lease assets are recognized in accordance with ASC 842. See Note 9, Leases for additional information.

6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows (in thousands):

September 30, 2025 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$20,685	$17,128	$3,557
Software	7 years	5,415	1,406	4,009
Trademarks	7 years	2,026	1,163	863
Non-compete agreements	3 years	140	140	—
Total finite lived intangible assets		$28,266	$19,837	$8,429

December 31, 2024	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$25,805	$17,188	$8,617
Software	7 years	5,518	2,271	3,247
Trademarks	7 years	2,026	947	1,079
Non-compete agreements	3 years	2,250	2,247	3
Total finite lived intangible assets		$35,599	$22,653	$12,946

September 30, 2025 (Unaudited) and December 31, 2024	Estimated Useful Life	Carrying Amount
Indefinite lived intangible asset:
Goodwill	Indefinite	$81,065

We compute amortization using the straight-line method over the useful lives of the finite lived intangible assets. Amortization expense related to finite lived intangible assets was $1.3 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense related to finite lived intangible assets was $4.0 million and $7.0 million for the nine months ended September 30, 2025 and 2024, respectively.

We have no indefinite-lived intangible assets other than goodwill. $66.1 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We review our finite-lived intangible assets periodically for indicators of impairment. During the first quarter of 2025, following certain customer activity, we evaluated the customer relationship intangible asset balance for recoverability and noted the unamortized balance of the intangible was not recoverable. Accordingly, we performed an impairment test for the intangible using a discounted cash flow analysis and internal forecasts (Level 3 inputs) to determine the fair value of the asset. The carrying value of the intangible asset exceeded its fair value, which resulted in an impairment charge of $1.7 million in the first quarter of 2025.

We performed our annual impairment analysis for goodwill in the second quarter of 2025 with no impairment indicated.

7. Current Liabilities

The components of Accounts payable and accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2025	2024
	(Unaudited)
Accounts payable and accrued liabilities	$34,034	$37,088
Accrued taxes	565	626
Employee compensation	2,670	1,323
Operating lease liabilities - current portion	524	434
Miscellaneous	1,530	428
	$39,323	$39,899

See Note 9, Leases for additional disclosure related to the operating lease liabilities.

8. Notes Payable

Our debt obligations were as follows (in thousands):

	Interest	September 30,	December 31,
	Rate (1)	2025	2024
		(Unaudited)
Monroe Term Loan (2)	11.89%	$51,228	$54,000
PNC ABL Facility (3)	6.38%	16,154	23,109
PNC Equipment Term Loan 1 (4)	7.16%	1,287	2,729
PNC Equipment Term Loan 2 (4)	7.16%	326	—
Green Remedies Promissory Note (5)	3.00%	162	564
Total notes payable		69,157	80,402
Less: Current portion of notes payable		(1,406)	(1,651)
Less: Unamortized debt issuance costs		(2,337)	(2,171)
Less: Unamortized OID		(6)	(83)
Less: Unamortized OID warrant		(17)	(232)
Notes payable, net		$65,391	$76,265

(1) Interest rates as of September 30, 2025
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

September 30,
2025

Debt issuance costs, net of accumulated amortization
Balance at December 31, 2024	$2,171
Financing costs deferred	505
Less: Amortization expense	(339)
Balance at September 30, 2025 (Unaudited)	$2,337

Revolving Credit Facility

On August 5, 2020, QRHC and certain of its subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was most recently amended on May 12, 2025, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $45.0 million with a sublimit for issuance of letters of credit of up to $3.5 million. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin of 1.25% (no borrowings as of September 30, 2025), or the

Term SOFR Rate for the interest period in effect plus a margin of 2.25% (6.38% as of September 30, 2025). The revolving credit facility matures on December 30, 2029.

As of September 30, 2025, we had a total of $1.6 million outstanding on two separate PNC senior secured equipment term loan facilities (“Equipment Term Loans”). Equipment Term Loan 1 bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 1.75%, or the Term SOFR Rate for the interest period in effect plus a margin of 3.0% (7.16% at September 30, 2025). Equipment Term Loan 1 will amortize in equal quarterly installments of $144 thousand with any remaining balance payable on December 30, 2029. $1.0 million principal was repaid on this loan with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets. Equipment Term Loan 2 bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 1.75%, or the Term SOFR Rate for the interest period in effect plus a margin of 3.0% (7.16% at September 30, 2025). Equipment Term Loan 2 will amortize in equal quarterly installments of $32 thousand with any remaining balance payable on December 30, 2029.

As of September 30, 2025, the ABL Facility borrowing base availability was $36.1 million, of which $16.2 million of principal was outstanding. In the first quarter of 2025, we repaid $1.5 million of the outstanding principal balance on the ABL Facility with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was most recently amended on May 12, 2025, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility, which had a principal amount of $51.2 million as of September 30, 2025. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is June 28, 2030 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.0% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. We repaid $2.5 million of the outstanding principal balance of the term loan facility with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets.
•
A delayed draw term loan facility in the maximum principal amount of $25.0 million. Loans under the delayed draw term loan facility may be requested at any time until December 30, 2026. Proceeds of the delayed draw term loan are permitted to be used for Permitted Acquisitions. There were no borrowings on this facility at September 30, 2025.

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

Debt Covenants

Our PNC Loan Agreement and our Monroe Credit Agreement contain certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio. We are in compliance with financial covenants under our loan agreements at September 30, 2025 and expect to be in compliance for the remainder of 2025 and thereafter.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to Green Remedies Waste and Recycling, Inc. in the aggregate principal amount of $2.7 million, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum.

Interest Expense

The amount of interest expense related to borrowings for the three months ended September 30, 2025 and 2024 was $2.0 million and $2.1 million, respectively. The amount of interest expense related to borrowings for the nine months ended September 30, 2025 and 2024 was $5.7 million and $6.1 million, respectively. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $0.4 million and $0.7 million, respectively, for the three months ended September 30, 2025 and 2024. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $1.3 million and $1.7 million, respectively, for the nine months ended September 30, 2025 and 2024.

9. Leases

Our leases are primarily related to office space and are classified as operating leases. In addition, during the nine months ended September 30, 2025, we entered into an equipment sale leaseback transaction with a third party. The equipment leases are classified as operating leases with lease terms ranging from 3 to 5 years. We recorded right of use assets associated with these equipment leases of $673 thousand. We used an effective interest rate of 7.32%, which was our incremental borrowing rate at the inception of the lease agreement as the lease agreement does not provide a readily determinable implicit rate.

Lease Costs

Fixed cost operating lease expense for the three months ended September 30, 2025 was $198 thousand, including $20 thousand reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts and was $552 thousand for the nine months ended September 30, 2025, including $20 thousand reflected within “Cost of revenue”. Fixed cost operating lease expense for the three and nine months ended September 30, 2024 was $174 thousand and $526 thousand, respectively (none in “Cost of revenue”).

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the nine months ended September 30, 2025 and 2024.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet (in thousands).

	September 30,	December 31,
	2025	2024
Operating leases:	(Unaudited)
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,608	$1,305

Lease liabilities:
Accounts payable and accrued liabilities	$524	$434
Other long-term liabilities	1,087	833
Total operating lease liabilities	$1,611	$1,267

10. Revenue

Operating Revenues

We provide businesses with services to reuse, recycle, and dispose of a wide variety of waste streams and recyclables generated by their operations. Our service revenue is primarily generated from fees charged for collection, transfer, disposal and recycling services and from sales of commodities by our recycling operations. We also rent dumpster and compacting equipment to customers and include those fees in service revenue. In addition, we have product sales and other revenue primarily from sales of products such as antifreeze and windshield washer fluid, and other minor ancillary services.

Revenue Recognition

We recognize revenue as services are performed or products are delivered. For example, we recognize revenue as waste and recyclable material are collected or when products are delivered. We recognize revenue net of any contracted pricing discounts or rebate arrangements. Revenue from our equipment rentals is based on a fixed amount and recognized over the life of the lease.

We generally recognize revenue for the gross amount of consideration received when we hold complete responsibility to the customer for contract fulfillment, making us the primary obligor (or principal). Depending on the key terms of the arrangement, which may include situations in which we are not the primary obligor, do not have credit risk, or we determine amounts earned using fixed percentage or fixed fee schedules, we may record the revenue net of certain cost amounts. During the three months ended September 30, 2025 and 2024, we had certain management fee contracts accounted for under the net basis method with net revenue totaling $98 thousand and $120 thousand, respectively. We had net revenue from management fee contracts accounted for under the net basis revenue method of $258 thousand and $375 thousand for the nine months ended September 30, 2025 and 2024, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. One customer accounted for 24.1% of revenue for the three months ended September 30, 2025, and 29.1% of revenue for the three months ended September 30, 2024. One customer accounted for 23.5% of revenue for the nine months ended September 30, 2025, and 27.5% of revenue for the nine months ended September 30, 2024. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Revenue Type:
Services	$60,239	$69,977	$181,746	$209,902
Product sales and other	3,102	2,789	9,565	8,660
Total revenue	$63,341	$72,766	$191,311	$218,562

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of September 30, 2025 and December 31, 2024, we had $69 thousand and $1.0 million, respectively, of deferred revenue.

11. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax (benefit) expense of $(9) thousand and $465 thousand for the nine months ended September 30, 2025 and 2024, respectively, which for income tax expense was attributable to state tax obligations for states with no net operating loss carryforwards, the continuing reserve against the benefit of net operating loss carryforwards at the federal level, and other timing differences.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our deferred tax assets was not reasonably assured as of September 30, 2025 and December 31, 2024, and we recorded a valuation allowance of $25.3 million and $21.4 million, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2025 and December 31, 2024, we had federal income tax net operating loss carryforwards of approximately $15.7 million and $4.8 million, respectively. All of the federal income tax net operating loss carryforwards have an indefinite carryforward period limited to 80% of taxable income per year.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 20,849,616 and 20,606,395 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

Employee Stock Purchase Plan – On July 8, 2024, our stockholders approved our 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Prior to the 2024 ESPP, our stockholders approved our 2014 Employee Stock Purchase Plan (the “2014 ESPP”) on September 17, 2014. On May 14, 2025, we issued 45,261 shares to employees for $78 thousand under our 2024 ESPP for options that vested and were exercised. We recorded expense of $90 thousand related to the 2024 ESPP for the nine months ended September 30, 2025 and $62 thousand related to the 2014 ESPP for the nine months ended September 30, 2024.

Warrants – The following table summarizes the warrants issued and outstanding as of September 30, 2025:

Warrants Issued and Outstanding as of September 30, 2025
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

Stock Options – We recorded stock option expense of $260 thousand and $394 thousand for the nine months ended September 30, 2025 and 2024, respectively. The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2024	2,511,449	$1.17 — $10.32	$3.28
Cancelled/Forfeited	(46,621)	$1.51 — $10.32	$5.27
Outstanding at September 30, 2025 (Unaudited)	2,464,828	$1.17 — $8.68	$3.24

Deferred Stock Units

DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock upon the grantee’s separation from our company. DSUs are fully vested upon issuance.

The following table summarizes DSU activity for the nine months ended September 30, 2025:

	Deferred Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 31, 2024	251,101	$4.77
Granted	47,868	$2.43
Released	(90,252)	$4.45
Outstanding at September 30, 2025 (Unaudited)	208,717	$4.37

Nonemployee directors can elect to receive all or a portion of their annual retainers in the form of DSUs. The DSUs are recognized at their fair value on the date of grant. Each DSU represents the right to receive one share of our common stock following the completion of a director’s service. During the nine months ended September 30, 2025, we granted 47,868 DSUs to directors and recorded director compensation expense of $116 thousand related to the grants. In addition, during the nine months ended September 30, 2025, we recorded compensation expense of $133 thousand, which represents an accrual of anticipated bonus expense to be paid in DSUs for certain employees. This bonus accrual is recorded in accrued liabilities until it is granted. During the nine months ended September 30, 2024, we recorded DSU-based compensation expense of $174 thousand and $133 thousand to directors and employees, respectively.

Restricted Stock Units

RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. All outstanding unvested RSUs currently vest over three years.

The following table summarizes RSU activity for the nine months ended September 30, 2025:

	Restricted Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding and unvested at December 31, 2024	218,045	$8.16
Granted	639,800	$2.53
Vested and released	(126,048)	$8.03
Forfeited	(18,667)	$4.79
Outstanding at September 30, 2025 (Unaudited)	713,130	$3.22

During the nine months ended September 30, 2025, we granted 120,000 RSUs and recorded director compensation expense of $268 thousand related to unvested RSU grants. In addition, during the nine months ended September 30, 2025, we granted 519,800 RSUs and recorded employee compensation expense of $584 thousand related to unvested RSU grants. During the nine months ended September 30, 2024, we recorded RSU-based compensation expense of $335 thousand and $166 thousand to directors and employees, respectively.

Performance Stock Units

The following table summarizes performance stock unit (“PSU”) activity for the nine months ended September 30, 2025:

	Performance Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 31, 2024	130,000	$7.57
Granted	313,650	$3.85
Less: Forfeited	(62,500)	$6.08
Outstanding at September 30, 2025 (Unaudited)	381,150	$4.75

During the nine months ended September 30, 2025, we granted 313,650 PSUs to certain employees under our 2024 Plan. Any earned PSUs will be fully vested and paid based on defined performance metrics achieved during any of the three-year performance periods. The number of shares of our common stock that each participant is eligible to receive following such period will be determined based on the initial target number of PSUs granted and the actual performance level achieved.

The PSUs are recognized at their fair value on the date of grant, based on the probable issuance at the end of the performance period. We evaluate the probability of the common stock issuance and adjust the expense as appropriate. We recorded compensation expense of $212 thousand and $28 thousand during the nine months ended September 30, 2025 and 2024, respectively, for the PSUs.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(1,349)	$(3,386)	$(13,726)	$(5,555)
Denominator:
Weighted average common shares outstanding, basic	21,029	20,666	20,941	20,542
Effect of dilutive common shares	—	—	—	—
Weighted average common shares outstanding, diluted	21,029	20,666	20,941	20,542
Net loss per share:
Basic	$(0.06)	$(0.16)	$(0.66)	$(0.27)
Diluted	$(0.06)	$(0.16)	$(0.66)	$(0.27)

Anti-dilutive securities excluded from diluted net loss per share	1,305	46	910	47

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

Three and Nine Months Ended September 30, 2025 and 2024 Operating Results

The following table summarizes our operating results for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue	$63,341	$72,766	$191,311	$218,562
Cost of revenue	51,874	61,066	157,876	179,294
Gross profit	11,467	11,700	33,435	39,268
Operating expenses:
Selling, general, and administrative	9,240	10,273	29,947	29,457
Depreciation and amortization	1,304	2,368	4,146	7,094
(Gain) loss on sale of assets	(152)	—	4,339	—
Impairment loss	—	—	1,707	—
Total operating expenses	10,392	12,641	40,139	36,551
Operating income (loss)	1,075	(941)	(6,704)	2,717
Interest expense	(2,389)	(2,723)	(7,031)	(7,807)
Loss before taxes	(1,314)	(3,664)	(13,735)	(5,090)
Income tax expense (benefit)	35	(278)	(9)	465
Net loss	$(1,349)	$(3,386)	$(13,726)	$(5,555)

Three and Nine Months Ended September 30, 2025, compared to Three and Nine Months Ended September 30, 2024

Global Economic Trends

There has been heightened uncertainty in the macroeconomic environment, especially as it relates to fluctuations in unemployment, inflation, tariffs, consumer and business spending, and government actions or inactions, including a prolonged federal government shutdown. There are also significant geopolitical concerns, including ongoing global conflicts, which have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the quarter ended September 30, 2025, revenue was $63.3 million, a decrease of $9.5 million, or 13.0% compared to $72.8 million for the quarter ended September 30, 2024. For the nine months ended September 30, 2025, revenue was $191.3 million, a decrease of $27.3 million, or 12.5%, compared to $218.6 million for the nine months ended September 30, 2024.

For the quarter ended September 30, 2025, the revenue decline was primarily due to the divestiture of the mall-related business and continued softness in the industrial end market, which reduced revenue by approximately $3.0 million and $6.0 million, respectively. Excluding the impact of the divestiture and industrial headwinds, underlying revenue performance remained stable. New client growth contributed approximately $5.5 million in incremental revenue during the quarter, largely offsetting attrition tied to client losses that occurred primarily in the second half of 2024.

For the nine months ended September 30, 2025, the decline in revenue was primarily driven by the divestiture of the mall-related business and ongoing softness in the industrial end market, which reduced revenue by approximately $12.0 million and $23.0 million, respectively. These headwinds were partially offset by growth across the broader portfolio, which contributed approximately $8.0 million of incremental revenue. This increase reflected $24.0 million of new client growth, partially offset by $14.5 million of customer attrition that occurred primarily in the second half of 2024. Attrition levels have since normalized and client retention has remained stable in recent quarters.

Cost of Revenue/Gross Profit

Cost of revenue decreased $9.2 million, or 15% to $51.9 million for the quarter ended September 30, 2025 from $61.1 million for the quarter ended September 30, 2024. For the nine months ended September 30, 2025, cost of revenue decreased $21.4 million, or 12%, to $157.9 million from $179.3 million in the prior-year period. The decreases were primarily driven by lower volumes related to customer attrition and softness in the industrial end market, as well as the impact of the REIT divestiture completed in 2024, which eliminated costs associated with lower-margin operations.

Gross profit for the quarter ended September 30, 2025 was $11.5 million, compared to $11.7 million for the quarter ended September 30, 2024. Gross profit margin improved to 18.1% from 16.1% reflecting the benefits of the underperforming mall-related business divestiture and the traction on margin enhancement initiatives across the portfolio, partially offset by recent margin pressure from certain contract renewals.

For the nine months ended September 30, 2025, gross profit was $33.4 million compared to $39.3 million in the same period of 2024, with gross margin of 17.5% compared to 18.0% in the prior-year period. The decline reflects lower revenue volumes stemming from industrial market weakness and client attrition earlier in the year, partially offset by contributions from new client growth, the favorable impact of the mall-related business divestiture, and ongoing margin enhancement initiatives.

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

Operating Expenses

Operating expenses were $10.4 million and $12.6 million for the quarters ended September 30, 2025 and 2024, respectively. Operating expenses were $40.1 million and $36.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Selling, general, and administrative expenses were $9.2 million for the quarter ended September 30, 2025, compared to $10.3 million for same period in 2024. The year-over-year decrease primarily reflects $0.8 million lower labor-related costs from reduced headcount, driven by efficiency initiatives implemented earlier in the year, as well as $0.4 million lower professional fees. These savings were partially offset by a slight increase in IT and software-related costs to support ongoing efficiency improvements.

Selling, general, and administrative expenses were $29.9 million and $29.5 million for the nine months ended September 30, 2025 and 2024, respectively. The slight year-over-year increase primarily reflects one-time costs of $0.6 million related to the CEO transition earlier in the year. Excluding these nonrecurring items, selling, general, and administrative expenses declined compared to the prior-year period, reflecting sustainable cost reductions implemented during the first half of 2025.

Operating expenses for the quarters ended September 30, 2025 and 2024 included depreciation and amortization of $1.3 million and $2.4 million, respectively. Operating expenses for the nine months ended September 30, 2025 and 2024 included depreciation and amortization of $4.1 million and $7.1 million, respectively. The decrease in depreciation and amortization expense in 2025 is due primarily to lower customer relationship intangible asset balances being amortized.

On March 31, 2025, we completed the sale of substantially all of the assets used in our mall-related business. The selling price of the assets, which had been classified as held for sale on December 31, 2024, was approximately $5.0 million in cash plus (i) additional amounts, not to exceed $6.5 million, based on future performance of the contracts sold over the three years following the date of closing and (ii) a one-time payment based on the purchaser’s ability to collect the accounts receivable and other monies due for sales and deliveries of goods, performance of services and other business transactions, subject to certain other adjustments as set forth in the asset purchase agreement.

We recognized a $4.4 million loss on sale of assets in the nine months ended September 30, 2025 ($129 thousand gain recognized in the three months ended September 30, 2025) resulting from the sale of the mall-related business and additional post-closing adjustments. See Note 3 to our condensed consolidated financial statements for further discussion. In addition, we recognized a $23 thousand gain in the three and nine months ended September 30, 2025 on the sale of certain compactor and related equipment held at customer locations.

We recorded a $1.7 million impairment charge in the first quarter of 2025 associated with certain customer relationship intangible assets. See Note 6 to our condensed consolidated financial statements for further discussion.

Interest Expense

Interest expense was $2.4 million and $2.7 million for the quarters ended September 30, 2025 and 2024, respectively. Interest expense was $7.0 million and $7.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease is primarily due to lower interest rates and lower borrowings under our revolving credit facility. We are amortizing debt issuance costs of $5.3 million and OID of $1.8 million to interest expense over the life of the related debt arrangements as discussed in Note 8 to our condensed consolidated financial statements.

Income Taxes

We recorded a provision for income taxes of $35 thousand and an income tax benefit of $(278) thousand for the quarters ended September 30, 2025 and 2024, respectively. We recorded an income tax benefit of $(9) thousand and a provision for income taxes of $465 thousand for the nine months ended September 30, 2025 and 2024, respectively. The provision/(benefit) for income tax is primarily attributable to state tax obligations based on current estimated state tax income/(loss) multiplied by the state tax apportionment percentage for states with no net operating loss carryforwards.

We continued to record a full valuation allowance against all our deferred tax assets (“DTAs”) as of both September 30, 2025 and December 31, 2024. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. Over the near term, we do not anticipate reversing a significant portion of this allowance. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the quarter ended September 30, 2025 was $(1.3) million, compared to net loss of $(3.4) million for the quarter ended September 30, 2024. Net loss for the nine months ended September 30, 2025 was $(13.7) million, compared to net loss of $(5.6) million for the nine months ended September 30, 2024. The explanations above detail the majority of the changes related to the change in net results.

Our operating results, including revenue, operating expenses, and operating margins, will vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and divestitures.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.06) and $(0.16) for the quarters ended September 30, 2025 and 2024, respectively. Net loss per basic and diluted share attributable to common stockholders was $(0.66) and $(0.27) for the nine months ended September 30, 2025 and 2024, respectively.

The basic and diluted weighted average number of shares of common stock outstanding were approximately 21.0 million and 20.7 million for the three months ended September 30, 2025 and 2024, respectively. The basic and diluted weighted average number of shares of common stock outstanding were approximately 20.9 million and 20.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Adjusted EBITDA

For the three months ended September 30, 2025, Adjusted EBITDA (as defined below), a non-GAAP financial measure, increased 15.9% to $2.9 million from $2.5 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, Adjusted EBITDA decreased 43.9% to $7.2 million from $12.8 million for the same period in 2024.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, and other adjustments, or “Adjusted EBITDA”, to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is frequently used by analysts, investors and other interested parties to evaluate the market value of companies considered to be in similar businesses. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with GAAP.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net loss	$(1,349)	$(3,386)	$(13,726)	$(5,555)
Depreciation and amortization	1,498	2,613	4,744	7,714
Interest expense	2,389	2,723	7,031	7,807
Stock-based compensation expense	470	571	1,665	1,291
(Gain) loss on sale of assets	(152)	—	4,339	—
Impairment loss	—	—	1,707	—
Acquisition, integration and related costs	—	30	—	91
Other adjustments	47	261	1,426	980
Income tax expense (benefit)	35	(278)	(9)	465
Adjusted EBITDA	$2,938	$2,534	$7,177	$12,793

For the three months ended September 30, 2025, other adjustments primarily related to certain loan amendment costs and other professional fees. For the nine months ended September 30, 2025, other adjustments primarily related to severance and retirement costs, certain loan amendment costs, and other professional fees. For the three and nine months ended September 30, 2024, other adjustments included certain professional fees as well as certain administrative fees related to borrowings.

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share

Adjusted net income (loss), a non-GAAP financial measure, was $(0.4) million for the three months ended September 30, 2025, compared with $(1.1) million for the three months ended September 30, 2024. Adjusted net income (loss) was $(4.1) million for the nine months ended September 30, 2025, compared with $1.2 million for the nine months ended September 30, 2024. We present adjusted net income (loss) and adjusted net income (loss) per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income (loss) and adjusted net income (loss) per diluted share as two of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income (loss) to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income (loss) has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income (loss) and adjusted net income (loss) per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate these non-GAAP financial measures differently. Our adjusted net income (loss) and adjusted net income (loss) per diluted share for the three and nine months ended September 30, 2025 and 2024 are calculated as follows (in thousands except per share amounts):

	As Reported		As Reported
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Reported net loss (a)	$(1,349)	$(3,386)	$(13,726)	$(5,555)
Adjustments:
Amortization of intangibles (b)	1,105	2,209	3,573	6,650
Acquisition, integration and related costs (c)	—	30	—	91
(Gain) loss on sale of assets	(152)	—	4,339	—
Impairment loss	—	—	1,707	—
Adjusted net income (loss)	$(396)	$(1,147)	$(4,107)	$1,186

Diluted earnings (loss) per share:
Reported net loss	$(0.06)	$(0.16)	$(0.66)	$(0.27)
Adjusted net income (loss)	$(0.02)	$(0.06)	$(0.20)	$0.05

Weighted average number of common shares outstanding:
Basic	21,029	20,666	20,941	20,542
Diluted (d)	21,029	20,666	20,941	22,873

(a) Applicable to common stockholders
(b) Reflects the elimination of the non-cash amortization of acquisition-related intangible assets
(c) Reflects the add back of acquisition/integration related transaction costs
(d) Reflects adjustment for dilution when adjusted net income is positive

Liquidity and Capital Resources

As of September 30, 2025, we had working capital of $13.2 million, including $1.1 million of cash and cash equivalents, compared with working capital of $30.7 million, including $0.4 million of cash and cash equivalents as of December 31, 2024. Working capital at December 31, 2024 included $9.9 million assets held for sale which were sold in the first quarter of 2025.

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

We believe our existing cash and cash equivalents of $1.1 million, our borrowing availability under our $45.0 million ABL Facility (as defined and discussed in Note 8 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows for the nine months ended September 30, 2025 and 2024.

Cash Flows from Operating Activities

Net cash provided by operating activities was $8.5 million for the nine months ended September 30, 2025, compared with net cash used in operating activities of $(1.3) million for the nine months ended September 30, 2024. This improvement reflects the optimization of working capital through streamlining processes in billing customers and paying vendors and initiatives in accounts receivable collections.

Net cash provided by operating activities for the nine months ended September 30, 2025 related primarily to the net effect of the following:

•
net loss of $(13.7) million, which includes a non-cash impairment loss of $1.7 million and a loss on sale of assets of $4.3 million;
•
other non-cash items of $7.8 million, which primarily related to depreciation, amortization of intangible assets and debt issuance costs, provision for doubtful accounts, and stock-based compensation; and
•
net cash provided by the net change in operating assets and liabilities of $8.3 million, primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2025 was $3.9 million and primarily related to $5.0 million in proceeds from the sale of mall-related business assets. Cash used in investing activities for the nine months ended September 30, 2024 was $(5.2) million and primarily related to the purchase of compactors and related equipment. Other investing activities are primarily from purchases of intangible assets such as software development costs and other property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $(11.7) million, primarily from $4.7 million in repayments of notes payable and net repayments of $7.0 million on our ABL Facility. Net cash provided by financing activities for the nine months ended September 30, 2024 was $7.3 million, primarily from net borrowings of $5.3 million on our ABL Facility and $2.5 million borrowings from our PNC equipment term loan. See Note 8 to our condensed consolidated financial statements for a discussion of the ABL Facility and other notes payable.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the nine months ended September 30, 2025 and 2024. We believe that volatility in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. Although we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these costs increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on the Company’s financial position, operating results, or cash flows.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 10, 2025	By:	/s/ Perry W. Moss
Perry W. Moss
President and Chief Executive Officer

Date: November 10, 2025	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer