Form 10-K
period 2025-12-31
Quest Resource Holding Corp
filed 2026-03-13
CIK 1442236

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number 001-36451

Quest Resource Holding Corporation

(Exact Name of Registrant as specified in its Charter)

Nevada	51-0665952
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

433 E. Las Colinas Boulevard, Suite 675

Irving, Texas 75039

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of such shares as quoted on the Nasdaq Stock Market on June 30, 2025 was $20,761,804. For purposes of this computation, all officers, directors, and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2026, was 20,959,751.

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

Specific forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that our recycling services are comprehensive, innovative, and cost-effective; our belief that a disciplined approach to customer acquisition is enabling us to renew and grow business that contributes to profitable growth; our belief that we are not exposed to significant currency or credit risks arising from our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, and notes payable; our belief that by developing and aggregating strategic solutions, we are unique in our ability to offer comprehensive national solutions in the highly fractionalized waste, disposal, and recycling service business; our plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide what we consider to be industry-leading collection, processing, and data reporting; our plan to expand the types of waste streams and recyclables covered by our services; our plan to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry; our plan to identify, investigate, develop, and deliver new technologies and processes that we believe have the potential to contribute additional economic and financial value; our intention to continue to enhance the comprehensive, one-stop recycling services that we provide for the waste streams and recyclables produced by our business customers; our intention to emphasize the monetary advantages of recycling by demonstrating to businesses their ability to capture the commodity value of their waste streams and recyclables, reduce their disposal costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their sustainability goals; our intention to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of lower overall removal costs, recyclable commodity value, flexible programs, broad service offerings, and a national footprint that we believe provides us with competitive advantages in expanding our customer base; our intention to leverage the demands by governmental authorities and by the public to expand efforts to recycle materials because of concerns about sustainability, greenhouse gases, global warming, pollution, and other environmental concerns; our expectation that the recycling industry will continue to increase as landfill space decreases and businesses and consumers seek alternatives to delivering their recyclables and disposables to landfills; our expectation that the Environmental Protection Agency (“EPA”) and state and local governments will continue the present trend of restricting the amount of potentially recyclable material bound for landfills; our belief that governmental restrictions, along with the economic value of recyclables, may create additional opportunities as proper disposal of materials becomes more specialized; our goal to be a leading environmental services company; the key elements of our strategy to achieve our goals; our plans to continue to broaden the range of industries we serve and the nature and extent of the services we provide, which enables us to constantly target new customers and provide additional services to existing customers; our belief that there is a need among those interested in the environment for a convenient, efficient, and centralized gathering place to obtain and share news and information; our plan to increase our sales and marketing efforts; our strategic goal to continue to diversify our customer base; our intention to conduct our operations in compliance with applicable laws and regulations and to assist our customers in their compliance with applicable environmental laws and regulations; our plan to continue to pursue an “asset light” strategy that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses; our belief that this strategy results in a scalable business model; our expectations regarding capital expenditures; our plan to increase our recycling and waste services business; our expectations regarding our capital requirements and the uses of such capital; our belief that there is significant competition for qualified personnel with the skills and knowledge that we require; our expectation that we will enter into strategic alliances; our plan to review strategic opportunities to buy other businesses that would complement our current service offerings, expand the scope of our service offerings, expand the breadth of our markets and sales channels, enhance our technical capabilities, or otherwise offer growth opportunities; our acquisition strategy; our intent to further acquire other businesses; our belief that we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects; our belief that we are regarded as an attractive acquirer; our intention to issue additional securities pursuant to our equity incentive plan and our employee stock purchase plan may issue equity or convertible securities in the future; our plan to retain any future earnings to finance our operations and growth plans; and our belief that our existing cash and cash equivalents, available borrowing under our credit facilities, placements of our securities, and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our services; the state of the U.S. economy in general and the recycling and waste collection and disposal industry in particular; general economic conditions and the potential effect of inflationary pressures on our costs of doing business; the potential for increased regulation of waste, landfills, recyclable materials, and other environmental concerns; speculation concerning waste and recyclable materials and their impact on the environment; the commodity value of our customers’ waste streams; our growth opportunities; our anticipated growth; our ability to increase demand for our services in various markets; the position of our services in the recycling and waste collection and disposal industry; our strategies; our ability to introduce new service offerings; the success of new service offerings; our ability to expand into other markets and industries; our ability to integrate acquired businesses in a successful manner; the general growth of our recycling services business; and other risks detailed from time to time in our reports to the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

PART I

ITEM 1. BUSINESS

Overview

Quest Resource Holding Corporation (“Quest”, “the Company”, “our company,” “we,” “us” and “our”) is a national provider of waste and recycling management services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables to maximize resource utilization. Our programs and services enable our customers to address their business sustainability and Environmental, Social and Governance (“ESG”) goals and responsibilities while also receiving optimized operational efficiencies and lower costs.

We believe our services are comprehensive, innovative, and cost-effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, better manage their disposal and total operating costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their business and environmental goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box and small box retailers, including grocers and other specialty retailers; transportation, logistics, and fleet operators; manufacturing and industrial facilities; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; multifamily and commercial properties; restaurant chains and food operations; and construction and demolition projects. We currently concentrate on recycling programs for the following items: cardboard, pallets, wood waste, metal, glass, motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

Quest optimizes the waste management and recycling processes and equipment utilization for our customers, which lowers costs and provides scalable efficiency. We uncover hidden cost increases by auditing invoices and disallowing unauthorized charges and fees. We provide consolidation for all invoices, reporting, and remittance, further simplifying the waste management and recycling process for customers. We ensure the frequency of our customers’ services align directly with the volume of waste they generate.

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

Our services are primarily tailored to large, Fortune 1000 businesses and are applicable across multiple and diverse industry sectors. Our service offerings are broad and include a wide range of environmental and waste management solutions. These services range from traditional waste management to managing more than 150 different types of waste streams and recyclable materials.

Industry Overview

The waste and recycling market in North America is large and primarily driven by the solid waste collection and disposal business. The recycling industry has expanded in recent years and is expected to continue expanding. Rising disposal costs, landfill capacity constraints, and operational efficiency considerations are driving businesses and consumers to divert recyclables and waste away from landfills, particularly as alternative solutions become increasingly cost competitive. At the same time, businesses face heightened expectations to demonstrate and report on their environmental actions and impact. In addition, regulatory, customer, and investor expectations for data accuracy and cost transparency have increased demand for comprehensive and reliable waste and recycling data.

Although society and industry have increased awareness of environmental issues, such as recycling, reuse, and proper disposal, waste production also continues to increase. Because of environmental concerns, local government regulations, and cost factors, it has become increasingly difficult to obtain the necessary permits to build any new landfills. There is recognition by U.S. public agencies, businesses, and consumers that many items deposited in landfills have commodity value or usability as material for new products. Improvements in recycling and reuse technologies and the development of secondary markets for recycled commodities have made recycling a potentially cost-attractive alternative to landfilling under certain market conditions.

Regulatory measures and more stringent control of material bound for disposal make the management of solid waste a difficult problem. The Environmental Protection Agency (“EPA”), and state and local governments are generally expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Governmental authorities have passed, or are reported to be contemplating, measures that require industrial and commercial companies to recycle all or a portion of their disposable materials and restrict the percentage of recyclable materials in any commercial load of disposable material.

In addition, certain states have adopted, and others are considering, Extended Producer Responsibility (“EPR”) laws that shift financial, operational, and reporting obligations for packaging and other materials to producers and brand owners. These requirements increase compliance complexity, data management needs, and total program costs, particularly for companies operating across multiple jurisdictions.

We believe that these measures, along with the economic value of recyclable materials, may create additional opportunities as proper disposal of materials becomes more specialized. Some large industrial and commercial companies have in-house personnel that handle their solid waste management and recycling responsibilities, but many have found that in-house handling of these responsibilities may not be an effective solution without adequate knowledge, experience, market intelligence and leverage, resources, and staff support. We offer these companies and other establishments a solution to this increasing burden by providing centralized waste and recycling management, data visibility, vendor oversight, and program optimization across multiple locations and waste streams.

Our Strategy

Our goal is to be a leading waste and recycling managed services company. Key elements of our strategy to achieve our goal include the following:

•
Offer Complete Waste and Recycling Services. We intend to continue to enhance the comprehensive, one-stop services that we provide for the waste streams and recyclables produced by our business customers by managing multiple waste streams, vendors, service requirements, and reporting obligations through a centralized platform including invoice auditing, validation, and payment processing to support cost control, billing accuracy, and administrative efficiency.
•
Expand our Customer Base. We intend to continue to expand the customer base for our services by focusing on the expertise we have gained and the value proposition that we offer to our business customers in terms of cost control, pricing transparency, operational efficiency, flexible programs, broad service offerings, data reporting, and national capacities that we believe provide us with competitive advantages in expanding our customer base.
•
Expand into New Customer Verticals. We plan to expand to serve growing industries that we do not currently service, but that generate waste streams and recyclables that can benefit from our ability to manage a large variety of waste streams and recyclables, respond quickly to service requests, and provide scalable, compliant, and data-driven collection, processing, and data reporting.
•
Emphasize Cost, Compliance and Operational Benefits of Recycling. We intend to emphasize the economic and operational advantages of recycling by demonstrating to businesses their ability to capture the commodity value where market conditions support it, better manage disposal and total operating cost, enhance their management of environmental and regulatory risks, improve compliance with applicable laws and regulations, and support internal reporting requirements and sustainability objectives.
•
Leverage Technology to Reduce Cost to Service and Support Scalable Growth. We are leveraging technology to reduce cost to serve, improve administrative efficiency, and support scalable growth. Our technology initiatives focus on automating manual processes, integrating data across systems, and enhancing analytics to improve visibility into vendor performance, customer programs, and financial controls. We also utilize automation tools, including artificial intelligence (“AI”) and software bots, to support routine workflows, data validation, and reporting functions. These capabilities enable us to manage complex, multi-location customer programs efficiently without proportionate increases in headcount or infrastructure.
•
Expand the Types of Materials Covered by our Services. We plan to expand the types of waste streams and recyclables covered by our services. To date, our revenue has been generated primarily from our solutions for used oil, oil filters, scrap tires, grease and cooking oil, solid waste, food waste, metals, cardboard, and regulated materials. We believe that we can provide value by servicing a broader portion of disposable and recyclable materials, including additional niche and regulated waste streams that require specialized handling, compliance oversight, and reporting. In addition, we are selectively offering certain facility-related services that are adjacent to waste and recycling programs and support site operations, vendor coordination, and compliance, where such services align with customer needs and our asset-light, managed services model.
•
Grow and Optimize our Vast Vendor Network. We plan to continue to pursue an “asset light” strategy in our core business that utilizes third-party vendors or subcontractors for the collection, sorting, and processing of recyclable and waste materials for businesses. This strategy enables a scalable business model that allows us to focus on program design, vendor management, data analytics, and customer service; negotiate with multiple subcontractors to optimize pricing and service levels; and reduce capital expenditures and working capital requirements.
•
Leverage Regulatory and Market Dynamics. We intend to leverage increasing regulatory requirements, landfill capacity constraints, and cost pressures facing businesses, including evolving state and local recycling mandates and EPR regulations, which increase the need for specialized waste and recycling program management, accurate data, and compliance oversight across multiple jurisdictions.
•
Pursue Strategic Acquisitions. We will look to capitalize on the significant market, technology, and process opportunities available in the environmental and recycling services industry. As a result of our considerable industry experience and relationships, we believe we are well positioned to identify and evaluate acquisition candidates and assess their growth prospects, the quality of their management teams, their reputation with customers, and the suitability of their locations.

Our Environmental Services

Waste and Recycling Services

We provide businesses across multiple industry sectors with a single-source, managed services solution for the reuse, recycling, and disposal of a wide variety of waste streams and recyclables generated by their operations. In addition, we assist customers with the transportation, treatments, and disposal of a full spectrum of non-recyclable regulated and non-regulated waste through a coordinated network of third-party service providers.

We provide a single point of contact for managing the wide variety of disposables and recyclables produced which can equate to a single customer simplifying their procurement activities across hundreds of vendors to only one. Our services are designed to help our customers better manage both their operational expenses as well as their administrative expenses, manage the value of their recyclable commodities, remove the administrative burden of self-managing waste and recycling processes where market conditions support recovery, comply with federal, state and local regulations, and gain visibility into their waste and recycling programs through centralized data, reporting, and oversight.

We can provide disposal and recycling services for a broad range of solids and liquids, with our current services being primarily related to cardboard, paper, metals, used motor oil, oil filters, scrap tires, plastics, grease, cooking oil, food waste, expired food products, glass, industrial cleaning (separator cleaning and tank cleaning), construction debris, universal waste (batteries, mercury, lights), regulated waste, and electronic devices.

Our value proposition to our business customers is focused on enabling more efficient, compliant, and cost-effective waste and recycling program management. We seek to:

•
ensure our customers can focus on their core businesses instead of day-to-day waste disposal and recycling administration;
•
provide centralized oversight of waste and recycling programs, including vendor coordination, invoice auditing, and service validation, to support cost control and billing accuracy;
•
leverage a broad network of service providers to identify solutions aligned with customer operational, regulatory, and reporting requirements;
•
help customers implement flexible programs designed to improve operational efficiency and reduce reliance on landfill or incineration where feasible;
•
provide visibility into enterprise-wide waste and recycling activity through accurate and complete data that supports internal decision-making and external reporting requirements;
•
provide our customers with expert, market leveraged procurement services for all waste and recycling needs;
•
mitigate risk by assisting customers with regulatory and environmental compliance; and
•
offer a centralized point of contact with continuous customer support.

Many waste materials (such as scrap metal, cardboard, plastics, used cooking oil, and automotive fluids) may have recoverable commodity value depending on market conditions. Recovering valuable materials is a key factor in lower-waste and zero-waste initiatives and presents a profitable opportunity for businesses. The recovery of valuable materials is a strong motivator to educate businesses and consumers about proper disposal.

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

Our recycling services may reduce our customers’ disposal costs by reducing the level of disposable material delivered to landfills and capturing the commodity value of their waste streams and recyclables. We are independent of any specific materials hauler or recycling facility operator, which allows us to seek service options that align with customer cost, service, and compliance requirements.

We coordinate and manage specialized services through third-party providers, including the following:

•
Solid Waste. We offer cost-effective solid waste solutions to solidify our position as a one-stop shop for existing and prospective customers. The solid waste business provides incremental revenue streams, rounds out our offerings, and provides opportunities to expand into other specialized services.

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

Data and Reporting

Government regulations for waste and recycling are extensive and complex, making reporting and documentation central components of our value to customers. ESG and sustainability initiatives are further driving the need for accurate and complete data of waste materials and the associated operations. The wide variety of recycling and waste services, volumes, diversion data, and related documents are organized in a cloud-based, centralized data hub, providing operational insight, environmental tracking, and flexible reporting. Customers have 24/7/365 access through their secure customer portal. We will continue to leverage the latest technologies, such as AI, as well as proprietary tools and processes to advance our data and reporting capabilities to meet the evolving needs of our customers.

Sales and Marketing

We market our services throughout the United States primarily through a direct sales force and selected strategic partnerships. Our sales and marketing efforts focus on emphasizing the benefits of our nationwide, one-stop, comprehensive service offerings including cost control, pricing transparency, operational efficiency, regulatory compliance, and data visibility, for customers operating across multiple locations. Environmental and sustainability considerations are typically evaluated by customers alongside financial and operational performance.

Our customers operate across a range of industries that generate complex waste streams and require centralized, multi-location waste and recycling program management, including the following:

•
Automotive
•
Industrial/Manufacturing
•
Distribution and Logistics
•
Hospitality and Retail
•
Multifamily Property Management
•
Healthcare
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

Our business depends to a significant extent on revenue from our largest customers. Any material reduction in the business we do with those customers could have an adverse effect on our company. One customer accounted for 23% and 27% of our revenue for the year ended December 31, 2025 and 2024, respectively.

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

Competitors

Recycling and Waste Disposal Services

The recycling and waste disposal industry as a whole is dominated by large multi-billion-dollar landfill companies, such as Waste Management and Republic Services. To date, these large companies have concentrated on their traditional business of collecting waste for disposal in their landfills rather than recycling, which is where they generate the greatest profits. These companies have historically focused on asset-based hauling, disposal, and landfill operations. The strategies of these large companies could change at any time, and we could begin to experience substantially increased competition from them. These companies have substantially greater market recognition, substantially larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess, which may afford them competitive advantages over us. As a result, they may be able to devote greater resources to the promotion and sale of services similar to those we offer, provide comparable services at lower prices, and introduce new solutions or respond to customer requirements more quickly than we can. The industry also includes companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities, companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products and waste brokers that rely upon haulers in local markets to address customer needs.

Managed Services and Specialized Providers

We also compete with managed services providers, brokers, and specialized service companies that focus on certain waste streams, geographic regions, or service components, such as recycling, regulated waste, data reporting, vendor coordination, or invoice management. Many of these competitors offer narrower service scopes, operate regionally, or lack the scale, data integration, or multi-location program management capabilities required by national customers.

Scope of Competitors’ Services

Our services address a broad scope of materials such as cardboard, pallets, plastics, metals, solid waste, motor oil, scrap tires, grease, meat, organics, regulated and hazardous waste, and construction debris.Most of our competitors specialize in only one or a few of these service areas. In delivering our services, we have subcontracted at times to our competitors, thereby utilizing them as our subcontractors.

While we face competition across various aspects of our business, we believe our asset-light, managed services model allows us to coordinate a broad range of waste and recycling services across multiple locations, maintain flexibility to adapt programs to customer needs, and leverage the most effective service providers in each market. This approach enables cost management and operational flexibility without reliance on owned hauling or disposal assets.

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

Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. Several governmental authorities have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste landfills through waste planning, composting, recycling, or other programs. Legislative and regulatory measures to mandate or encourage waste reduction at the source and materials recycling are also under consideration by Congress and the EPA.

Finally, various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid or hazardous wastes generated outside the state. While courts have declared unconstitutional laws that overtly discriminate against out of state waste, courts have upheld some laws that are less overtly discriminatory. Challenges to other such laws are pending.

Third Party Subcontractors

We currently pursue an “asset light” strategy in our core business that utilizes third-party subcontractors for the collection, hauling, sorting, and processing of recyclable and waste materials for businesses. We do not own significant waste management assets, such as trucks, processing facilities or landfills, or have a significant number of employees devoted to in-the-field recycling operations. Instead, our asset light strategy allows us to leverage the entire market of available facilities, equipment and processes to meet our customers’ needs. We maintain strong relationships with a multitude of subcontractors, leveraging a national network to service our customer base. This strategy results in a scalable business model that enables us to concentrate on our core competencies of developing service solutions that are attractive to customers and the sale of recyclable materials at the highest prices, enables us to render our services on a national basis without the need for multiple facilities or numerous vehicles, allows us to negotiate with multiple providers for the best cost of service, and reduces our capital expenditures and working capital requirements.

Equipment and Installation

We own or lease certain solid waste and recycling equipment located at various customer locations. We offer turnkey equipment solutions to help further reduce waste, improve operational efficiencies, and reduce total cost of operations. Standard and custom-built equipment is available to meet the exact site and operational needs of the customer. Purchase and rental options are available to support the customer’s budget needs, along with certified used and new equipment options.

Employees

As of December 31, 2025, we employed a total of 195 people, all of whom were full-time employees. Two employees were executive level employees, and the other employees represent members of our administrative, customer services, accounting and finance, and sales and marketing teams. We consider our relationship with our employees to be good. None of our employees are represented by a union in collective bargaining with us.

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

On October 19, 2020, we acquired substantially all of the assets used in the business of Green Remedies Waste and Recycling, Inc. (“Green Remedies”), a leading provider of independent environmental services, particularly in multifamily housing, located in Burlington, NC.

On December 7, 2021, we acquired all of the outstanding membership interests of RWS Facility Services, LLC (“RWS”), a full-service management company engaged in the brokering of recycling, waste and sustainability solutions, located in Chadds Ford, PA. In March 2025, we subsequently divested certain business operations previously acquired from RWS.

We made other strategic acquisitions in 2021 and 2022, including the acquisition of environmental services companies in Atlanta, GA, Louisville, KY and Greenville, SC.

Available Information

Our principal executive offices are located at 433 E. Las Colinas Boulevard, Suite 675, Irving, Texas 75039, and our telephone number is (972) 464-0004. Our website address is https://investors.qrhc.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, cash flow, and future prospects could be seriously harmed. This could cause the trading price of our Common Stock to decline and result in the loss of all or part of your investment.

Risks Related to Our Business and Industry

We have incurred historical net losses and could have net losses in the future as we take steps to expand our business, which may negatively impact our ability to achieve our business objectives and our profit margins.

As a result of historical operating losses, we had an accumulated deficit of $140.5 million as of December 31, 2025. The continued development of our business will require us to continue to make significant expenditures and incur substantial expenses. These significant expenditures and expenses are needed to expand our customer base and recycling services, enhance our technologies, implement internal systems and infrastructure and hire additional personnel. As a result, we may incur losses as we expand our business and there is no assurance that we will maintain profitability in the near future or at all. If we incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our business depends to a certain extent upon our largest customers, and any material reduction in our business with those customers or changes to their contractual terms could have an adverse effect on our company.

We depend on a small number of customers, and the loss of one or more major customers could have a material adverse effect on our business. For the years ended December 31, 2025 and 2024, one of our customers accounted for 23% and 27% of our revenues, respectively. Given these percentages, the success of our business depends to a certain extent on our relationship with our largest customers and our failure to maintain our business with these customers could have an adverse effect on our business and revenue. Furthermore, our contractual arrangements with our major customers generally are on a multi-year basis and pertain to the management of only certain forms of materials. These contractual arrangements typically have a term of two to three years, and they do not typically provide us with firm, long-term volume commitments. As a result, our customers are able to cancel, reduce, or delay our services to them at any time which could cause our revenue to decline. The terms of these contractual arrangements with our major customers or with a significant number of our other customers are also subject to change and such changes could have an adverse effect on our company.

To expand our recycling and waste services business, we must attract additional customers and expand the services we offer.

We plan to reduce our dependence on our largest customers, but such reduction will require us to attract additional customers and expand the recycling and waste management services we offer. Our ability to expand successfully will depend upon a number of factors, including the following:

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

In addition to the variability resulting from our customers’ business, other factors contribute to periodic and seasonal quarterly fluctuations in our results of operations, which could be significant. These factors include the following:

•
cyclicality of the markets we serve;
•
timing and size of orders;

•
size and scope of nonrecurring projects and services;
•
timing of expenses in anticipation of future business;
•
changes in the mix of the services we render;
•
changes in cost and availability of labor and third-party vendors;
•
changes in the value of commodities;
•
changes in prices or market requirements for recyclable materials;
•
timely delivery of services to customers;
•
pricing and availability of competitive services;
•
pressures on reducing pricing;
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

We outsource the collection, processing, recycling, and disposal of waste streams and recyclables to independent third-party subcontractors. We rely on our subcontractors to maintain high levels of service. The loss of our relationships with our subcontractors, or their failure to conduct their services for us as anticipated in terms of cost, quality, and timeliness, could adversely affect our ability to service our customers in accordance with certain service, quality, and performance requirements. If this were to occur, the resulting decline in profitability could harm our business. Securing new, high-quality and cost-effective subcontractors frequently is time-consuming and may not be successful, which could result in reduced revenue and various unforeseen operational problems.

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

We operate in an environment characterized by evolving cybersecurity threats including data theft, phishing attacks, and ransomware. We believe these risks are reasonably likely to impact our business operations. Our business relies heavily on information technology systems, applications, and networks. Any disruption, compromise, or failure of these systems could result in operational downtime, customer loss, financial loss, and reputational harm.

We engage third-party vendors and service providers whose security practices may affect our overall cybersecurity posture. The failure of these third parties to maintain adequate security controls could result in unauthorized access to our data, compromise of our information systems, or negatively impact our customers.

A significant disruption to our information technology or communication systems could harm our business.

We rely extensively on our information technology systems to manage a variety of business processes. As part of our strategy, we generate and provide content, data, and reporting on our website portals to exchange information with third parties. Accordingly, the satisfactory performance, reliability, and availability of our systems, transaction-processing systems, and communications infrastructure are critical to our operations, reputation, and our ability to attract and retain customers and adequate customer service levels. However, we may experience periodic systems interruptions. Any substantial increase in transaction volume system usage may require us to expand and upgrade our technology and infrastructure. We may not be able to accurately project the timing or scale of such increases or to expand or implement upgrades to our systems and infrastructure in a timely manner. Our systems are also subject to damage or disruption from various sources, including power outages, computer and telecommunications failures, cyber incidents, severe weather conditions, catastrophic events, and human error. Our disaster recovery planning may not account for all eventualities. If our systems are compromised, unavailable, or fail to function as intended, we may incur substantial costs, loss of critical data, and suffer interruptions or delays in critical business functions, which could adversely affect our business, financial condition, and operating results.

We rely on third-party service providers to provide services, technology, servers, and hardware for our operations and to maintain our data, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third-party data center providers to host our primary servers. If these providers experience any interruption in operations or cease operations for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we may not be successful in finding alternative service providers on acceptable terms or in hosting our servers ourselves. We may also be limited in remedies against these providers in the event of a failure of service. We also rely on third-party providers for components of our technology platform, such as hardware and software providers and domain name registrars. A failure, degradation, or limitation of service or available capacity by any of these third-party providers could adversely affect our business.

We rely on third-party vendors to provide critical services, including, among other things, invoice processing and bill payment services, information technology, and network monitoring. We depend on these vendors to support our corporate infrastructure and meet our business requirements. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Any inability to adapt to and manage the benefits and risks associated with artificial intelligence could expose us to liability or place us at a disadvantage.

Artificial intelligence technology could disrupt certain aspects of our business. We, along with certain third-party vendors, incorporate artificial intelligence technologies, including machine learning, into aspects of our services. As with many technological innovations, there are significant risks and challenges associated with developing, maintaining, and deploying these technologies, and there can be no assurance that the use of such technologies will enhance our services or be beneficial to our business, including our efficiency or profitability.

Artificial intelligence technologies are also subject to a variety of existing and emerging laws and regulations, including those related to intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and future legal requirements. Such laws and regulations may increase costs and present operational and compliance risks. The use of artificial intelligence may also result in litigation, ethical concerns, and other legal and business risks. If we are not able to effectively incorporate potential advantages of artificial intelligence or manage associated risks, in our business, results of operations, or reputation could be adversely affected.

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

Regulations affecting the siting, design, and closure of landfills could require our third-party service providers or customers to undertake investigatory or remedial activities, curtail operations, or close landfills temporarily or permanently. Future changes in these regulations may require our third-party service providers or our customers to modify, supplement, or replace equipment or facilities. The costs of complying with these regulations could be substantial and may reduce the ability or willingness of our customers to use our services. This may adversely affect our results of operations.

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

The waste materials industry as a whole is dominated by large national players, such as Waste Management and Republic Services. To date, these large companies have concentrated on their traditional business of collecting waste for disposal in their landfills. The strategies of these large companies could change at any time, and we could begin to experience substantially increased competition from them. These companies have substantially greater market recognition, substantially larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages over us. As a result, they are able to devote greater resources to the promotion and sale of services similar to those that we provide, to provide comparable services at lower prices, and to introduce new solutions and respond to customer requirements more quickly than we can.

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

Under the terms of our PNC Loan Agreement and our Credit Agreement (each as defined in Note 7 to the consolidated financial statements), we are subject to certain financial covenants, including a minimum fixed charge coverage ratio and a senior net leverage ratio. As of March 31, 2025, we were not in compliance with the required fixed charge coverage ratio and the senior net leverage ratio primarily due to the underperforming divested business. However, we had been in contact with the lenders for several months to prevent formal breach of the covenants. On May 12, 2025, we amended both the PNC Loan Agreement and the Credit Agreement to, among other things, waive the covenant violations and revise the adjusted EBITDA requirements for future periods. We have been in compliance with our financial covenants following the execution of the amended agreements.

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

A breach of any of these covenants or requirements could result in a default under our PNC Loan Agreement and/or our Credit Agreement. If we default under our PNC Loan Agreement and/or our Credit Agreement, and we are unable to cure the default or obtain a waiver, we will not be able to access the credit available under our PNC Loan Agreement and/or our Credit Agreement, as applicable, and there can be no assurance that we would be able to obtain alternative financing. In addition, our level of indebtedness may limit our financial flexibility and could affect our operations. Even if new financing is available, it may not be on terms that are acceptable to us. No assurance can be given that our future operating results will be sufficient to achieve compliance with the covenants and requirements of our PNC Loan Agreement and our Credit Agreement.

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

Even if we successfully acquire a business entity, there is no assurance that our combined business will become profitable. The process of completing the integration of acquired businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the pursuit of business acquisitions and the integration of acquired businesses, and the incurrence of significant acquisition-related costs in connection with proposed and completed acquisitions, could have an adverse effect on our business, financial condition or results of operations.

If the benefits of any completed or proposed acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our Common Stock may decline.

If the benefits of any completed acquisition or proposed acquisition do not meet the expectations of investors, stockholders or securities analysts, the market price of our Common Stock prior to such acquisition may decline. The market values of our Common Stock at the time of an acquisition may vary significantly from their prices on the date the acquisition target was identified.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Our reporting obligations as a public company place a significant strain on our management and our operational and financial resources and systems for the foreseeable future. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business, and negatively impact the trading price of our Common Stock. Any material weakness in our internal control over financial reporting may also result in a restatement or an adjustment relating to clerical errors. Such restatement or adjustment may give rise to claims under federal and state securities laws, or other claims arising from the restatement or adjustment, including claims of material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such claims will not arise in the future.

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

Our success depends to a significant extent upon the continued services of our current management team and key personnel. The loss of one or more of our key executives or employees could have a material adverse effect on our business. We do not maintain “key person” insurance policies on the lives of any of our executives or any of our other employees. We employ all of our executives and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. In order to attract and retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. We plan to continue to expand our workforce to continue to enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have substantially greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to retain our current key personnel or attract the necessary qualified key personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

The effects of global economic conditions may impact our business, operating results, or financial condition.

Global economic conditions and political events, domestic or international terrorist events and hostilities, or complications due to natural, nuclear, or other disasters and pandemics or other health crises may reduce demand for our services because of reduced global or national economic activity. These events may also cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of consumer and commercial spending.

Global conflicts and military hostilities continue to contribute to significant political and economic uncertainty worldwide. Russia's military intervention in Ukraine, which began in February 2022, has led to sustained market disruptions, including volatility in commodity prices, credit and capital markets, and supply chain interruptions. On February 28, 2026, the U.S. and Israel initiated air strikes against Iranian military targets and leadership. Since then, retaliation by Iran against U.S. and Israeli interests in the Middle East has been widespread. As of the date of the filing of this Annual Report on Form 10-K, military activity and hostilities continue to escalate in the Middle East, and the situation throughout the region remains volatile, with the potential for continued escalation into a broader and more sustained regional conflict. These and other global conflicts could, among other things, cause further disruption to global supply chains, particularly with respect to energy markets; contribute to increased commodity prices and inflationary pressures;

result in the imposition of additional international sanctions or trade restrictions; and create broader economic uncertainty. We are continuing to monitor these developments and assess the potential impact on our business.

Beyond these specific geopolitical developments, there has been heightened uncertainty in the broader macroeconomic environment, especially as it relates to fluctuations in unemployment, inflation, tariffs, and consumer and business spending, as well as government actions or inactions. Any such uncertainty and related market disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly, or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations, and financial condition.

All of these factors may have far-reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our company's management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond our company's control, continue to evolve and the outcomes are uncertain.

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

Certain provisions of our articles of incorporation and bylaws and applicable provisions of Nevada law may have the effect of rendering more difficult, delaying, or preventing, or rendering an acquisition of our company more difficult, even when this would be in the best interest of our stockholders.

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

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2025, we had 20,959,751 shares of our Common Stock outstanding. Many of these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 as described below. We also may register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company.

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

As of December 31, 2025, we had 4,271,325 shares of Common Stock issuable upon the exercise of outstanding stock options, deferred stock units (“DSUs”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and warrants under our incentive compensation plan and other option and warrant agreements. Upon the exercise of stock options and warrants, such shares generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our Common Stock.

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
•
Third-Party Oversight: We assess third-party service providers’ cybersecurity practices through due diligence assessments, contractual requirements, and risk-based oversight processes. Our third-party risk management program considers risks associated with third-party access to Company systems and data, including risks related to data exchange and system integrations. Cybersecurity risks are evaluated during the selection, onboarding, and oversight of third-party service providers, and security controls are implemented to support data protection.
•
Continuous Monitoring: We have partnered with a third party Managed Security Services Provider to provide event logging, monitoring for detection of cybersecurity events, and assistance with investigations into possible cyber-related events, as well as assessment and consultation on security enhancements.
•
Business Resiliency: We have developed emergency response, business continuity, and disaster recovery plans to respond to a widespread disruption to business operations.
•
Continuous Improvement: Any previous cybersecurity incidents, whether material or not, have resulted in improvements in the company’s cybersecurity program, policies, or technical controls, where applicable.

Cybersecurity threats, including those resulting from prior cybersecurity incidents, have not materially affected the Company’s business strategy, results of operations, or financial condition, and we do not believe such threats are reasonably likely to have a material impact in the future. The Company and its third-party service providers are subject to ongoing cybersecurity threats and incidents, and such threats are expected to continue. For an additional description of these cybersecurity risks and potential related impacts on us, see “Risk Factors - Cyberattacks and security vulnerabilities could lead to increased costs, liability claims, unauthorized access to customer data, or harm to our reputation” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management team. We have established a cybersecurity governance framework that encompasses policies, procedures, and controls designed to support cybersecurity risk management practices. Our Senior Information Systems Administrator is responsible for assessing and managing material risks from cybersecurity threats. This position reports directly to our Senior Vice President of Business Transformation. In addition, we have retained Virtual Chief Information Security Officer (CISO) services to support our cybersecurity risk management and governance practices. Such individuals have substantial prior work experience in various roles involving cybersecurity risk management and information technology, including security, compliance, systems and programming, and bring a wealth of expertise in their roles. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy process described above, and report to our Managed Security Services Provider and our Board of Directors on any appropriate items. Our Board of Directors oversees the cybersecurity program and receives program metrics as well as information related to identified cyber-related risks when meeting with the company’s management.

While we continuously invest in cybersecurity controls, we acknowledge the possibility of cybersecurity incidents despite our efforts. These incidents may include unauthorized access, data breaches, ransomware attacks, and service disruptions. We have contracted with a cyber insurance provider and a Managed Security Services Provider to minimize the impact of such events and support prompt detection, containment, and recovery measures.

ITEM 2. PROPERTIES

Our executive offices were previously located in The Colony, Texas, where we leased approximately 16,200 square feet under a lease that expires in December 2027. In January 2026, we entered into a sublease agreement for this office space in The Colony, Texas. The sublease agreement is effective through December 31, 2027, at which time our lease for the space will terminate.

In March 2026, we entered into a new office lease, effective as of May 2026, and will move to a smaller office space located at 433 E. Las Colinas Boulevard, Suite 675, Irving, Texas 75039 which is comprised of approximately 4,000 square feet, largely due to the Company’s current hybrid work environment. We also have an administrative office in Pennsylvania. We believe that our current facilities are adequate to meet our needs for the near future and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has traded on the Nasdaq Capital Market, or Nasdaq, under the symbol “QRHC” since May 19, 2014.

As of March 2, 2026, there were 20,959,751 shares of Common Stock outstanding and approximately 75 holders of record of our Common Stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in the Company’s filings with the SEC, there were no sales of unregistered securities for the year ended December 31, 2025.

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

Our Business

We are a national provider of waste and recycling management services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables to maximize resource utilization. Our programs and services enable our customers to address their business sustainability and ESG goals and responsibilities while also receiving optimized operational efficiencies and lower costs.

We believe our services are comprehensive, innovative, and cost-effective. Our services are designed to enable our business customers to capture the commodity value of their waste streams and recyclables, better manage their disposal and total operating costs, enhance their management of environmental risks, enhance their legal and regulatory compliance, and achieve their business and environmental goals while maximizing the efficiency of their assets. Our services currently focus on the waste streams and recyclables from big box and small box retailers, including grocers and other specialty retailers; transportation, logistics, and fleet operators; manufacturing and industrial facilities; automotive after-market operations such as automotive maintenance, quick lube, dealerships, and collision repair; multifamily and commercial properties; restaurant chains and food operations; and construction and demolition projects. We currently concentrate on recycling programs for the following items: cardboard, pallets, wood waste, metal, glass, motor oil and automotive lubricants, oil filters, scrap tires, oily water, goods destruction, food waste, meat renderings, cooking oil and grease trap waste, plastics, mixed paper, construction debris, as well as a large variety of regulated and non-regulated solid, liquid, and gas wastes. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

Quest optimizes the waste management and recycling processes and equipment utilization for our customers, which lowers costs and provides scalable efficiency. We uncover hidden cost increases by auditing invoices and disallowing unauthorized charges and fees.

We provide consolidation for all invoices, reporting, and remittance, further simplifying the waste management and recycling process for customers. We ensure the frequency of our customers’ services aligns directly with the volume of waste they generate.

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

Our services are primarily tailored to large, Fortune 1000 businesses and are applicable across multiple and diverse industry sectors. Our service offerings are broad and include a wide range of environmental and waste management solutions. These services range from traditional waste management to managing more than 150 different types of waste streams and recyclable materials.

Years Ended December 31, 2025 and 2024 Operating Results

Our consolidated financial statements include the operating activities of our company and our subsidiaries for the years ended December 31, 2025 and 2024.

The following table summarizes our operating results for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenue	$250,217	$288,532
Cost of revenue	207,673	238,537
Gross profit	42,544	49,995
Operating expenses:
Selling, general, and administrative	37,634	39,543
Depreciation and amortization	5,276	9,401
Loss on sale of assets, net	4,084	—
Impairment loss	1,707	5,511
Total operating expenses	48,701	54,455
Operating loss	(6,157)	(4,460)
Interest expense	(9,209)	(10,312)
Loss before taxes	(15,366)	(14,772)
Income tax expense	16	291
Net loss	$(15,382)	$(15,063)

Year Ended December 31, 2025 compared with Year Ended December 31, 2024

Global Economic Trends

There has been heightened uncertainty in the macroeconomic environment, especially as it relates to fluctuations in unemployment, inflation, tariffs, consumer and business spending, and government actions or inactions, including government shutdowns. There are also significant geopolitical concerns, including ongoing global conflicts, which have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the year ended December 31, 2025, revenue was $250.2 million, a decrease of $38.3 million, or 13.3%, compared with revenue of $288.5 million for the year ended December 31, 2024.

The decline in revenue for the year ended December 31, 2025 was primarily driven by ongoing headwinds from certain clients in the industrial end market, which reduced revenue by $31.4 million. These headwinds are mostly confined to a few clients and are primarily related to lower waste volumes and services which are directly tied to our clients’ lower production volumes. Additionally, our revenues decreased year-over-year by approximately $14.3 million due to the divestiture of an underperforming business operation which occurred in the first quarter of 2025. See Note 3 to our consolidated financial statements for further discussions of the divested operations.

These revenue reductions were partially offset by incremental growth across the broader portfolio, which contributed approximately $7.0 million in revenue during 2025. The incremental revenue growth is comprised of approximately $29.4 million earned from new client growth and from the expansion of existing clients’ business. This growth in business was partially offset by client attrition of

$19.5 million. The client attrition primarily occurred in and around the fourth quarter of 2024 and was mostly related to clients that were acquired by the Company under prior business combinations.

Cost of Revenue/Gross Profit

Cost of revenue decreased to $207.7 million for the year ended December 31, 2025, from $238.5 million for the year ended December 31, 2024. The reduction in costs was primarily driven by lower volumes related to customer attrition and softness in the industrial end-market, as well as the impact of our divested business operations, which eliminated costs associated with lower-margin operations. The year-over-year changes were mostly proportional with the changes in revenue above. In addition, in the fourth quarter of 2024, we recorded approximately $1.0 million in cost of revenue related to unreconciled accounts payable payments.

Gross profit decreased $7.5 million to $42.5 million for the year ended December 31, 2025, from $50.0 million for the year ended December 31, 2024. Our gross profit margin was 17.0% for the year ended December 31, 2025, compared with 17.3% for the year ended December 31, 2024. The decline in margin reflects the proportional changes from the decline in revenue outlined above, which included lower volumes stemming from industrial market weakness and client attrition occurring earlier in the year, partially offset by contributions from new client growth, the expansion of client business, the favorable impact of the underperforming business divestiture, and ongoing margin enhancement initiatives. Additionally, lower margins isolated within the industrial sector contributed approximately $1.0 million to the reduction in gross profit, which mostly related to the three months ended December 31, 2025.

To a lesser extent, generally, revenue, gross profit, and gross profit margins are affected period to period by the volumes of waste and recyclable materials generated by our customers, the frequency and type of services provided, the price and mix of the services provided, price changes for recyclable materials, the cost and mix of subcontracted services provided in any one reporting period, and the timing of customer on-boarding and divestitures. Volumes of waste and recyclable materials generated by our customers are impacted period to period based on several factors including their production or sales levels, demand of their product or services in the market, supply chain reliability, and labor force stability, among other business factors.

Operating Expenses

For the year ended December 31, 2025, operating expenses decreased to $48.7 million from $54.5 million for the year ended December 31, 2024.

Selling, general, and administrative expenses were $37.6 million and $39.5 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the expense decrease includes approximately $1.6 million in labor-related cost savings resulting from a reduction in headcount due to operational efficiency initiatives implemented throughout the year. The Company’s cost savings initiatives also resulted in a decrease of approximately $1.2 million in professional fees. Additionally, bad debt expense decreased approximately $0.9 million from the prior year, primarily driven by our collection efforts and the divestiture of our underperforming business operation. These reductions were partially offset by an increase of approximately $1.6 million in severance and retirement-related expenses during the year and approximately $0.6 million in IT and software-related costs incurred to support ongoing efficiency improvements. Finally, while bonus expense was mostly in line with the prior year, the financial results for the three months ended December 31, 2025 included a $0.8 million decrease in bonus expense compared to the prior three months.

Operating expenses included depreciation and amortization of $5.3 million and $9.4 million for the years ended December 31, 2025 and 2024, respectively. The decrease in depreciation and amortization expense is due primarily to a lower customer relationship intangible balance, resulting from the held for sale classification of intangible assets associated with a disposal group at December 31, 2024. Additionally, as a result of certain client attrition, the Company determined a customer relationship intangible was impaired and recorded an impairment charge of $1.7 million during 2025, which reduced the intangible value. See Note 5 to our consolidated financial statements for further discussion.

On March 31, 2025, we completed the sale of substantially all of the assets used in an underperforming business operation. The selling price of the assets, which were classified as held for sale on December 31, 2024, was approximately $5.0 million in cash plus (i) additional amounts, not to exceed $6.5 million, based on future performance of the contracts sold over the three years following the date of closing and (ii) a one-time payment based on the purchaser’s ability to collect the accounts receivable and other monies due for sales and deliveries of goods, performance of services and other business transactions, subject to certain other adjustments as set forth in the asset purchase agreement.

In connection with the sale of the divested business operations, we recognized a $4.4 million loss on sale of assets for the year ended December 31, 2025 as a result of the final purchase price and additional post-closing adjustments. As of December 31, 2024, we recorded a $5.5 million impairment charge for the estimated fair value of the disposal group which was classified as held for sale. See Note 3 to our consolidated financial statements for further discussion.

During the second half of 2025, we recognized a net gain on sale of approximately $276 thousand for the sale of certain compactors and related equipment, which primarily related to sale-leaseback transactions entered into with a third party. See Note 8 to our consolidated financial statements for further discussion.

Interest Expense

For the year ended December 31, 2025, interest expense decreased to $9.2 million from $10.3 million for the year ended December 31, 2024, primarily due to reduced borrowings under our revolving credit facility. We are amortizing debt issuance costs of $5.3 million to interest expense over the life of the related debt arrangements as discussed in Note 7 to our consolidated financial statements.

Income Taxes

We recorded a provision for income taxes of $16 thousand and $291 thousand for the years ended December 31, 2025 and 2024, respectively. The provision for income taxes for both periods is primarily attributable to state tax obligations based on current estimated state tax income multiplied by the state tax apportionment percentage for states with no net operating loss carryforwards.

We continued to record a full valuation allowance against all of our deferred tax assets (“DTAs”) as of both December 31, 2025 and 2024. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. Over the near term, we do not anticipate reversing a significant portion of this allowance. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the year ended December 31, 2025 was $(15.4) million compared to net loss of $(15.1) million for the year ended December 31, 2024. The discussions above explain the majority of the changes which contributed to the change in net results year-over-year.

Our operating results, including revenue, operating expenses, and operating margins, vary from period to period depending on commodity prices of recycled materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and divestitures.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.73) for both the years ended December 31, 2025 and 2024. The basic and diluted weighted average number of shares of Common Stock outstanding was approximately 21.0 million for the year ended December 31, 2025, compared to basic and diluted weighted average number of shares of Common Stock outstanding of approximately 20.6 million for the year ended December 31, 2024.

Adjusted EBITDA

For the year ended December 31, 2025, Adjusted EBITDA, a non-GAAP financial measure, decreased 35.7% to $9.3 million from $14.5 million for the year ended December 31, 2024.

We use the non-GAAP measurement of earnings before interest, taxes, depreciation, amortization, stock-related compensation charges, acquisition-related costs, and other adjustments, or “Adjusted EBITDA,” to evaluate our performance. Adjusted EBITDA is a non-GAAP measure that is also frequently used by analysts, investors, and other interested parties to evaluate the market value of companies considered to be in similar industries. We suggest that Adjusted EBITDA be viewed in conjunction with our reported financial results or other financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands):

	As Reported
	Years Ended December 31,
	2025	2024
Net loss	$(15,382)	$(15,063)
Depreciation and amortization	6,051	10,272
Interest expense	9,209	10,312
Stock-based compensation expense	1,617	1,563
Acquisition, integration and related costs	—	112
Loss on sale of assets, net	4,084	—
Impairment loss	1,707	5,511
Other adjustments	1,995	1,471
Income tax expense	16	291
Adjusted EBITDA	$9,297	$14,469

For the year ended December 31, 2025, other adjustments primarily related to executive severance and retirement costs, certain loan amendment costs, and other non-recurring professional fees. For the year ended December 31, 2024, other adjustments included certain non-recurring professional fees as well as certain administrative fees related to borrowings.

Liquidity and Capital Resources

As of December 31, 2025, we had working capital of $11.7 million, including $1.0 million of cash and cash equivalents, compared with working capital of $30.7 million, including cash and cash equivalents of $0.4 million, as of December 31, 2024. Working capital at December 31, 2024 included $9.9 million assets held for sale which were sold in the first quarter of 2025.

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

We believe our existing cash and cash equivalents of $1.0 million, our borrowing availability under our $45.0 million ABL Facility (as defined and discussed in Note 7 to our consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities, and any such placements could be dilutive to our stockholders.

Our Credit Agreement (as described in Note 7 to our consolidated financial statements) provides for, among other things, a senior secured term loan facility which had a principal amount of $51.1 million as of December 31, 2025. The maturity date of the term loan facility is June 28, 2030 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. The Credit Agreement also contains a delayed draw term loan facility in the maximum principal amount of $25.0 million. Loans under the delayed draw term loan facility may be requested at any time until December 30, 2026. Proceeds of the delayed draw term loan are permitted to be used for Permitted Acquisitions (as defined in the Credit Agreement). There were no borrowings on this facility at December 31, 2025.

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

On March 12, 2026, we and certain of our domestic subsidiaries entered into an amendment (the “Monroe Eighth Amendment”) to the Credit Agreement with Monroe Capital, as administrative agent for the lenders thereto, and the lenders. The Monroe Eighth Amendment amended the Credit Agreement to, among other things, modify the financial covenants.

As previously disclosed, on October 19, 2020, we granted a warrant to purchase 500,000 shares exercisable immediately and subsequently issued a warrant to purchase 350,000 shares on October 19, 2021 to affiliates of Monroe Capital (the “Holders”) in connection with the financing (the “Warrants”). On March 12, 2026, we and the Holders entered into an Amendment to Warrant to Purchase Common Stock to each of the Warrants to extend the expiration date of the Warrants from March 19, 2028 to June 28, 2030.

On March 12, 2026, we and certain of our domestic subsidiaries entered into a Loan and Security Agreement with Texas Capital Bank (the “TCB Loan Agreement”). Capitalized terms not otherwise defined herein have the meanings set forth in the TCB Loan Agreement. Among other things, the TCB Loan Agreement provides for an asset-based revolving credit facility in the maximum principal amount of $40.0 million with a sublimit for issuance of letters of credit of up to $3.5 million. Each loan under the revolving credit facility bears interest at the rate equal to the lesser of (a) the Maximum Rate and (b) the Applicable Rate of Term SOFR plus the Applicable Margin. The maturity date of the revolving credit facility is December 30, 2029. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.

Certain of our domestic subsidiaries are the borrowers under the TCB Loan Agreement. We and certain of our domestic subsidiaries are guarantors under the TCB Loan Agreement. As security for the obligations of the borrowers under the TCB Loan Agreement, (i) the borrowers under the TCB Loan Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of our direct and indirect subsidiaries, and (ii) the guarantors under the TCB Loan Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of certain of our direct and indirect domestic subsidiaries.

The TCB Loan Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio. In addition, the TCB Loan Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The TCB Loan Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, change of control, and failure of any guaranty or security document supporting the TCB Loan Agreement to be in full force and effect. Upon the occurrence of an event of default, the outstanding obligations under the TCB Loan Agreement may be accelerated and become immediately due and payable.

On March 12, 2026, contemporaneously with the execution and delivery of the TCB Loan Agreement, the PNC Loan Agreement was terminated in accordance with its terms thereof and all outstanding amounts thereunder were repaid.

Cash Flows

The following table presents a summary of our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$9,557	$(6,085)	$15,642
Net cash provided by (used in) investing activities	4,585	(5,970)	10,555
Net cash provided by (used in) financing activities	(13,524)	12,127	(25,651)
Net increase in cash and cash equivalents	$618	$72	$546

Cash Flows from Operating Activities

For the year ended December 31, 2025, our net loss of $(15.4) million included a non-cash net loss on sale of $4.1 million and an impairment loss of $1.7 million. Other non-cash items included in our net loss for 2025 totaled approximately $9.5 million and related primarily to depreciation, amortization of intangible assets and debt issuance costs, a provision for doubtful accounts, and stock-based compensation. For the year ended December 31, 2024, our net loss of $(15.1) million included a non-cash impairment loss of $5.5 million for a disposal group classified as held for sale, in addition to other non-cash items of $14.8 million primarily related to depreciation, amortization of intangible assets and debt issuance costs, a provision for doubtful accounts, and stock-based compensation.

The favorable change in our net cash provided by operating activities year-over-year primarily results from improved working capital management, especially related to strong collection efforts and improved billing cycle times which contributed to an improvement in days sales outstanding. Additionally, as a result of reduced borrowings under our revolving credit facility during 2025, we recognized a $1.7 million reduction in cash paid for interest. During the year ended December 31, 2025, we also recognized decreased spending for operating expenses as a result of our cost savings initiatives. These positive impacts to our cash provided by operating activities were partially offset by the net decline in client activity during the year ended December 31, 2025. See Management’s Discussion and Analysis of Financial Condition: Results of Operations for further discussion of our cost savings initiatives and client activity.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2025 was $4.6 million and primarily related to the sale of our divested business operations, which generated cash proceeds of approximately $5.0 million, and the sale of certain equipment, which generated cash proceeds of approximately $1.1 million. Proceeds received from the sales were used to repay a portion of our debt. Partially offsetting the cash proceeds was a use of cash totaling approximately $1.5 million for software and equipment. Cash used in investing activities for the year ended December 31, 2024, was $(6.0) million and primarily related to the purchase of compactors and related equipment. Other investing activities primarily relate to software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $(13.5) million for the year ended December 31, 2025, primarily driven by the net repayments of $5.7 million on our notes payable and net repayments of $7.5 million on our ABL Facility. Net cash provided by financing activities was $12.1 million for the year ended December 31, 2024, primarily from the net borrowings of $9.9 million on our ABL Facility, $2.9 million borrowings from our PNC equipment term loan, and $1.4 million proceeds from stock option exercises and shares issued under our 2014 Employee Stock Purchase Plan (“2014 ESPP”), partially offset by $1.3 million repayments of long-term debt.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the years ended December 31, 2025 and 2024. We believe volatility in costs, such as fuel, labor, and certain capital items, can be addressed by our flexible pricing structures and cost recovery fees allowing us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers or adjust pricing. While we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these cost increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation and increases in interest rates.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, assets held for sale, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we perform goodwill impairment testing at least annually during the third quarter, unless indicators of impairment exist in interim periods. Our test of goodwill impairment included assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events such as market capitalization as compared to book value. The impairment test for goodwill compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of its goodwill, we recognize an impairment loss equal to the excess, not to exceed the total amount of recorded goodwill. We performed our most recent goodwill impairment analysis in the second quarter of 2025 and no impairment was recorded.

In addition to the required goodwill impairment analysis, we also review the recoverability of our net intangible assets with finite lives when an indicator of impairment exists. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we determine if we will recover their carrying values as of the test date. If not recoverable, we record an impairment charge. During the year ended December 31, 2025, following certain customer activity, we evaluated the customer relationship intangible asset balance for recoverability and determined the unamortized balance was not fully recoverable. We recognized an impairment charge of $1.7 million. See Note 5 to our consolidated financial statements for further discussion.

Stock Options

We estimate the fair value of stock options using the Black-Scholes valuation model. Significant assumptions used in the calculation were determined as follows:

•
We determine the expected life based on a weighted average of historical grants, taking into account the vesting period of awards, time until exercise and expiration dates;
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

Performance Stock Units

Beginning in 2024, certain employees were granted PSUs under our incentive compensation plan. Performance criteria for PSU awards are determined at the time of the grant and are generally earned over a three-year period. PSUs currently outstanding may vest in a range between 0% and 200%, depending on the terms of the award agreement. The PSUs are recognized at their fair value on the date of grant, and compensation expense is based on the probable issuance of units at the end of the performance period. At December 31, 2025 and 2024, it was not probable that the PSUs would be earned; therefore, no compensation expense has been recognized.

Income Taxes

We use the asset and liability method to account for income taxes. We use significant judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, we establish a valuation allowance. To the extent we establish or increase a valuation allowance in a period, we include an adjustment within the tax provision of our consolidated statements of operations. As of December 31, 2025 and 2024, we had established a full valuation allowance for all deferred tax assets.

As of December 31, 2025 and 2024, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. We recognize any interest or penalties related to unrecognized tax benefits in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding our directors as of March 12, 2026:

Name	Age	Position
Daniel M. Friedberg	64	Chairman of the Board (2)(4)(5)
Glenn A. Culpepper	70	Director (1)(3)(5)
Audrey P. Dunning	64	Director (1)(2)(4)
Robert J. Lipstein	70	Director (1)
Stephen A. Nolan	65	Director (1)(3)(5)
Sarah R. Tomolonius	45	Director (1)(2)(3)

(1) Member of the Audit Committee
(2) Member of the Nominations and Corporate Governance Committee
(3) Member of the Compensation Committee
(4) Member of the Strategic Planning Committee
(5) Member of the Financing Committee

Daniel M. Friedberg has served as Chairman of the Board of our company since April 2019. Mr. Friedberg has served as the Chief Executive Officer of Hampstead Park Capital Management LLC, a private equity investment firm since its founding in May 2016, a Managing Partner at 325 Capital LP since its founding in 2016, and is the Chief Executive Officer of Roundtrip EV Solutions, Inc., a private company in the electric vehicle industry, since May 2021. Previously, Mr. Friedberg was Chief Executive Officer and Managing Partner of Sagard Capital Partners L.P., a private equity investment firm, from its founding in January 2005 until May 2016; Vice President of Power Corporation of Canada, a diversified international management holding company, from January 2005 to May 2016; a Partner and Consultant with Bain & Company, a global strategy management consulting company, from 1997 to 2005 and 1987 to 1991, respectively. Mr. Friedberg has been serving on the Board of Directors of Multi Sensor AI Holdings, Inc (Nasdaq: MSAI) since July 2024. Mr. Friedberg has also served on the Board of Directors of Transact Technologies Inc. (Nasdaq: TACT), a manufacturer of printers and restaurant systems, since March 2022. Previously, Mr. Friedberg served as a member on the Board of Directors of Roth CH Acquisition IV Co. (Nasdaq: ROCG), a publicly-traded special purpose acquisition company, from August 2021; and served as a member on the Board of Directors of each of Roth CH Acquisition III Co. (Nasdaq: ROCR), a publicly-traded special purpose acquisition company, from March 2020 to March 2021 until its merger with QualTek Services Inc. (Nasdaq: QTEK); and Roth CH Acquisition II Co. (Nasdaq: ROCC), a publicly-traded special purpose acquisition company, from December 2020 until its merger with Reservoir Holdings, Inc. in July 2021. Mr. Friedberg has a master’s in business administration degree from Cornell University’s Johnson Graduate School of Business, and a Bachelor of Science from the University of Manchester Institute & Technology. Mr. Friedberg’s experience as the Chief Executive Officer of three investment firms, his experience as an executive with a leading global management consulting firm, his extensive experience in investing in private and public companies, and his service on multiple boards of directors provide him with knowledge and experience with respect to organizational, financial, operational, M&A, and strategic planning matters and provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Glenn A. Culpepper has served as a director of our company since July 2021. Mr. Culpepper has served as a director, investor, and consultant to companies in the environmental services, construction materials, and mining industries during the past ten years. From February 2015 to June 2016, Mr. Culpepper was a Senior Vice President with Newmont Mining Corp, the world’s largest gold mining company. Mr. Culpepper was the Executive Vice President and Chief Financial Officer of Republic Services, Inc., the second largest solid waste services company in the United States, from January 2013 to August 2014. He was the Chief Financial Officer of Summit Materials, Inc., a leading business in the aggregates and construction materials sector, from July 2010 to December 2012. Prior to that, Mr. Culpepper spent 21 years at CRH plc, a large publicly-traded multinational construction materials company based in Dublin, Ireland, including two years as its principal financial officer and member of its board of directors, and 13 years as the Chief Financial Officer of its North American operation, Oldcastle Materials, Inc. Prior to CRH, he held roles of increasing responsibility in audit, tax, and mergers and acquisitions at Price Waterhouse. We believe Mr. Culpepper’s experience as a senior executive and Chief Financial Officer of several companies and his executive and board experience at other companies provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Audrey P. Dunning has served as a director of our company since June 2023. She is the founder and Chief Executive Officer of AMP Growth Advisors, where she advises boards and executive teams on enterprise growth strategy, digital transformation, and technology risk management. Ms. Dunning founded the firm in 2019 after a career leading and advising technology-enabled businesses across regulated and high-growth environments. Ms. Dunning currently serves on the Board of Directors of TransAct Technologies Incorporated (Nasdaq: TACT), a global provider of software-driven technology and printing solutions, where she contributes oversight related to product innovation, software strategy, cybersecurity, and technology-enabled growth. She also serves on the Board of

Directors of TriState Capital Bank, a wholly owned subsidiary of Raymond James Financial, Inc. (NYSE: RJF) with assets exceeding $20.0 billion, where she brings experience in technology governance, digital banking platforms, and operational and technology risk. Previously, Ms. Dunning served as a director of the Pittsburgh Branch of the Federal Reserve Bank of Cleveland from January 2015 through December 2020 and as a director of Dollar Bank, FSB from January 2016 through December 2019, roles in which she was actively engaged in oversight of technology modernization, cybersecurity, and regulatory risk management within the financial services sector. Ms. Dunning was formerly the Chief Executive Officer of Summa Technologies, a digital solutions consultancy specializing in human-centered design, enterprise strategy, and agile software development. Under her leadership, the firm delivered complex digital transformation initiatives for enterprise clients and was acquired by CGI Inc. (NYSE: GIB) in 2017. We believe that Ms. Dunning’s experience overseeing technology strategy, cybersecurity, and digital transformation as a public company director and former chief executive officer provides her with the qualifications, skills, and perspective to effectively support our Board of Directors’ oversight of technology-related risk and innovation.

Robert J. Lipstein has served as a director of our company since May 2025. Mr. Lipstein currently serves on the Board of Directors for Seacoast Banking Corporation of Florida (Nasdaq: SBCF), one of the largest community banks headquartered in Florida with approximately $21.0 billion in assets and $16.0 billion in deposits as of December 31, 2025, since May 2019. Mr. Lipstein has been serving on the Board of Directors of OnFolio Holdings Inc. (Nasdaq: ONFO), which acquires and develops internet business, since February 2022. Mr. Lipstein is also currently on the Board of Directors of Firstrust Savings Bank and its subsidiary since April 2021 and MM Digital Collective (formerly, Modern Mirror) since March 2025, each a privately owned entity. Previously, Mr. Lipstein also served on the Board of Directors of Onity (formerly, Ocwen Financial) (NYSE: ONIT) from March 2017 to May 2020 and on the Board of Directors of Infrasight Software from November 2020 to August 2024. He also served as a partner at KPMG LLP from October 1986 to September 2016, during which time Mr. Lipstein was the managing partner of IT Business Services from September 2014 to September 2016. Mr. Lipstein was initially appointed as a director of our company pursuant to a Cooperation Agreement, dated as of May 7, 2025, by and among our company and the persons and entities listed on Exhibit A thereto, regarding certain changes to the composition of our Board of Directors and other related matters. We believe that Mr. Lipstein’s services on multiple boards of directors and his experience as managing partner of an accounting firm provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

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

There are no family relationships among any of our directors and executive officers.

Management

The following table sets forth certain information regarding our executive officers as of March 12, 2026:

Name	Age	Position
Perry W. Moss	66	President and Chief Executive Officer
Brett W. Johnston	50	Senior Vice President and Chief Financial Officer

Perry W. Moss has served as the President and Chief Executive Officer of our company since March 2025 and previously served as the Chief Revenue Officer of our company from June 2024 to March 2025. Mr. Moss previously joined our company as Senior Vice President of Sales and Business Development in July 2023 and brings over 30 years of broad business development experience. Mr. Moss has previously worked in various leadership roles at Rubicon Technologies, Inc. (NYSE: RBT), a publicly traded digital marketplace for waste and recycling services, including Chief Advisor from January 2018 to March 2023, President from January 2011 to December 2017 and Chief Operating Officer from May 2011 to June 2011. Prior to Rubicon, Mr. Moss also served in various roles at Oakleaf Waste Management, a sustainability service group that provides environmental solutions, including Executive Vice President of Major Accounts and Business Development from August 2009 to May 2011, Senior Vice President of Client Services from August 2007 to August 2009 and Senior Vice President of Recycling Services from November 2004 to August 2007. From 1995 to 2004, Mr. Moss served as the Director of Business Development for Smurfit-Stone Container, a global paperboard and paper-based packaging company.

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

Corporate Governance

Classification of our Board of Directors

Our Board of Directors is divided into three classes, with one class standing for election each year for a three-year term. At each annual meeting of stockholders, directors of a particular class are elected for three-year terms to succeed the directors of that class whose terms are expiring. Ms. Dunning and Mr. Nolan are Class II directors whose terms will expire in 2026. Messrs. Friedberg and Lipstein are Class III directors whose terms will expire in 2027. Mr. Culpepper and Ms. Tomolonius are Class I directors whose terms will expire at the 2028 Annual Meeting of Stockholders.

Committee Charters, Corporate Governance Guidelines, and Codes of Conduct and Ethics

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominations and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board of Directors has also adopted Corporate Governance Guidelines and a Code of Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial and accounting officer, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website, at https://investors.qrhc.com/governance/, the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials specified by SEC regulations. These documents are also available in print, free of charge, to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices.

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

The Audit Committee currently consists of Messrs. Culpepper, Lipstein and Nolan and Mses. Dunning and Tomolonius. Our Board of Directors has determined that each of Messrs. Culpepper, Lipstein and Nolan and Mses. Dunning and Tomolonius, whose backgrounds are detailed above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Culpepper chairs the Audit Committee.

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

The Strategic Planning Committee currently consists of Mr. Friedberg and Ms. Dunning. Mr. Hatch was on the Strategic Planning Committee until his resignation from the Board of Directors effective August 8, 2025. Mr. Friedberg chairs the Strategic Planning Committee.

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

The Financing Committee

The Financing Committee provides assistance to our Board of Directors in reviewing our company’s operational and financial performance, including our company’s budgets, capital allocation practices and policies and review of strategic alternatives, and make recommendations to the Board on the foregoing matters. The Financing Committee currently consists of Messrs. Friedberg, Nolan and Culpepper. Mr. Hatch was on the Financing Committee until his resignation from the Board of Directors effective August 8, 2025. Mr. Friedberg chairs the Financing Committee.

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

Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information

Neither our Board of Directors nor the Compensation Committee takes material nonpublic information into account when determining the timing or terms of equity awards, including with respect to options, nor do we time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Although we do not have a formal policy with respect to the timing of our equity award grants, we may grant such awards to directors and executive officers and equity awards may be granted at other times during the year to newly hired or promoted employees, and in other special circumstances. In the fiscal year ended December 31, 2025, we did not grant any stock options, stock appreciation rights, or similar option-like instruments.

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

Stock Ownership Guidelines

We adopted stock ownership guidelines for our non-employee directors and for our Chief Executive Officer, our Chief Financial Officer, and our Chief Operating Officer. Our non-employee directors and Chief Executive Officer are required to have stock ownership of our Common Stock with an acquisition price equal to at least $100,000, and our Chief Financial Officer and our Chief Operating Officer are each required to have stock ownership of our Common Stock with an acquisition price equal to at least $75,000.

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

Board and Committee Meetings

Our Board of Directors held a total of eight meetings during the fiscal year ended December 31, 2025. During the fiscal year ended December 31, 2025, the Audit Committee held ten meetings; the Compensation Committee held six meetings; the Nominations and

Corporate Governance Committee held five meetings; and the Strategic Planning Committee held four meetings. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Annual Meeting Attendance

We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders. All of our directors attended our 2025 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2025 Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2025 and 2024, information with respect to compensation for services in all capacities to us and our subsidiaries earned by (i) our principal executive officer, (ii) our next most highly compensated executive officer other than our principal executive officer who was serving as an executive officer on December 31, 2025, (iii) our former principal executive officer, who was not serving as an executive officer at the end of the fiscal year ended December 31, 2025, and (iv) our former Executive Vice President and Chief Operating Officer whose compensation would have been disclosed pursuant to (ii) but for the fact that he was also not serving as an executive officer at the end of the fiscal year ended December 31, 2025. We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Year	Salary (1)	Bonus (1)	Stock and Option Awards (2)	All Other Compensation (3)	Total
Perry W. Moss	2025	$378,077	$124,853	$996,210	$19,818	$1,518,958
President, Chief Executive
Officer
S. Ray Hatch (4)	2025	$105,000	$-	$34,650	$616,611	$756,261
Former President, Chief Executive	2024	$390,014	$-	$363,975	$30,172	$784,161
Officer, and Director
Brett W. Johnston	2025	$317,369	$68,060	$369,224	$41,325	$795,978
Senior Vice President and Chief	2024	$313,206	$-	$242,650	$35,505	$591,361
Financial Officer
David P. Sweitzer (5)	2025	$293,725	$166,819	$-	$378,644	$839,188
Former Executive Vice President	2024	$348,534	$-	$303,313	$27,329	$679,176
and Chief Operating Officer

(1)
The amounts in this column reflect the amounts earned during the applicable fiscal year, whether or not actually paid during such year. Bonus compensation for Messrs. Moss and Johnston can be paid in the form of cash and DSUs, which are fully vested upon issuance and deferred until the executive leaves the Company. Bonus compensation for Mr. Sweitzer includes a one-time cash retention bonus paid in March 2025.
(2)
The amounts in this column reflect the aggregate probable grant date fair value of stock awards granted to our named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, Stock Compensation. These stock awards include RSUs, which vest over three years from the date of grant, and PSUs which become vested and paid upon the Company’s achievement of defined performance metrics over any of the three-year performance periods stated in the terms of the agreement. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. PSUs included in this column are recorded at a level slightly below target for the 2025 awards and at threshold for the 2024 awards because those amounts represent the probable outcome for the applicable performance period at the time of grant for each award, consistent with the accounting treatment under GAAP. The maximum grant date value of the PSUs granted in 2025, assuming the highest level of performance achieved, is $308,000 for Mr. Johnston. The maximum grant date value of the PSUs granted in 2024, assuming the highest level of performance achieved, is as follows: Mr. Hatch, $453,900; Mr. Johnston,

$302,600; Mr. Sweitzer, $378,250. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their stock awards.
(3)
The named executive officers participate in certain group life, health, disability insurance, and medical reimbursement plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. However, we pay all health insurance premiums for Messrs. Moss, Johnston, Hatch and Sweitzer, which amounts are included in this column. The figure shown for each named executive officer also includes employer contributions to a qualified deferred compensation plan (401(k) plan) and auto allowance. Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 87% of compensation, subject to IRS limits. We match 100% of the first 3% and 50% of the next 2% of eligible earnings that employees contribute to the 401(k) plan. Our 2024 Employee Stock Purchase Plan (“2024 ESPP”) permits our employees and employees of our designated subsidiaries, which we refer to each as a “Participating Company,” to purchase our Common Stock at a discount equal to 85% of the lesser of (i) the market value of the shares on the offering date of such offering and (ii) the market value of the shares on the purchase date of such offering, subject to limits set by the Internal Revenue Code of 1986, as amended (the “Code”), and the 2024 ESPP.
(4)
Mr. Hatch served as our President and Chief Executive Officer from 2016 until his retirement effective March 12, 2025. Mr. Hatch’s fiscal 2025 compensation is for the period January 1, 2025 through March 28, 2025. Other compensation earned by Mr. Hatch includes severance compensation. Following his retirement, Mr. Hatch continued to serve as a member of the board of directors until August 8, 2025. Compensation of $16,639 earned as a non-employee director is included in other compensation.
(5)
Mr. Sweitzer served as our Chief Operating Officer from 2016 until his retirement effective October 20, 2025. Mr. Sweitzer’s fiscal 2025 compensation is for the period January 1, 2025 through October 20, 2025. Other compensation earned by Mr. Sweitzer includes severance compensation and consulting fees.

Outstanding Equity Awards at Fiscal Year-End 2025

The following table sets forth information with respect to outstanding stock options held by our named executive officers as of December 31, 2025.

		Option Awards
					Equity Incentive
					Plan Awards:
					Number of
					Securities
		Number of Securities			Underlying	Option	Option
		Underlying Unexercised Options (1)			Unexercised	Exercise	Expiration
Name	Grant Date	Exercisable		Unexercisable	Unearned Options	Price	Date
S. Ray Hatch	1/7/2016	250,000		—	—	$5.44	1/7/2026
	1/16/2018	100,000		—	—	$2.39	8/11/2026
	2/12/2019	150,000		—	—	$1.51	8/11/2026
	3/16/2020	160,000		—	—	$1.51	8/11/2026
	3/15/2021	80,000		—	—	$3.83	8/11/2026
	4/20/2022	52,500		—	—	$6.17	8/11/2026
	5/17/2023	60,000		—	—	$5.50	8/11/2026
Brett W. Johnston	11/1/2022	15,000	(2)	10,000	—	$8.68	11/1/2032
	5/17/2023	26,667	(3)	13,333	—	$5.50	5/17/2033
David P. Sweitzer	10/3/2019	2,100		—	—	$2.45	1/20/2026
	4/20/2022	40,000		—	—	$6.17	1/20/2026
	5/17/2023	35,000		—	—	$5.50	1/20/2026
(1)
Unless otherwise noted, all of the options granted to our named executive officers were granted under and are subject to the terms of our 2012 Incentive Compensation Plan.
(2)
One-fifth of the total number of shares underlying this option vest on the anniversary of the date of grant until 2027. This option was not granted under the 2012 Incentive Compensation Plan.
(3)
One-third of the total number of shares underlying this option vest on each of the first, second, and third anniversary of the date of grant.

The following table sets forth information with respect to outstanding stock-based equity awards held by our named executive officers as of December 31, 2025.

		Stock Awards
				Equity Incentive
		Equity Incentive		Plan Awards:
		Plan Awards:		Market or Payout
		Number of		Value of Unearned
		Unearned Shares,		Shares, Units or
		Units or Rights That		Other Rights That
Name	Grant Date	Have Not Vested		Have Not Vested (4)
Perry W. Moss	6/26/2024	13,333	(1)	$24,799
	8/12/2024	10,000	(2)	$18,600
	3/12/2025	214,600	(3)	$399,156
	8/13/2025	100,000	(3)	$186,000
Brett W. Johnston	6/26/2024	13,333	(1)	$24,799
	8/12/2024	10,000	(2)	$18,600
	3/12/2025	64,000	(2)	$119,040
	8/13/2025	40,000	(3)	$74,400

(1) Granted under the 2012 Incentive Compensation Plan; these shares vest on each of the first, second, and third anniversary of the date of grant.

(2) Granted under the 2024 Incentive Compensation Plan; these shares represent unearned PSUs. Any earned PSUs will be fully vested and paid based on defined performance metrics achieved at the end of a three-year performance period. The number of shares of our common stock that each participant is eligible to receive following such period will be determined based on the initial target number of PSUs granted and the actual performance level achieved. Per SEC guidelines, if the performance metric at the end of the fiscal year is below threshold, we are required to disclose threshold performance, and if the performance metric has exceeded threshold, we are required to disclose the next highest performance measure level exceeding the prior fiscal year’s performance. As of December 31, 2025, all unearned PSUs were below the threshold performance goal, and accordingly, for each grant listed, we have reported the unearned shares and value for the PSUs at threshold.

(3) Granted under the 2024 Incentive Compensation Plan; these shares vest on each of the first, second, and third anniversary of the date of grant.

(4) Payout value is based on the $1.86 closing price of QRHC common stock on December 31, 2025.

Employment and Other Agreements with Our Named Executive Officers

Perry W. Moss

We entered into a severance and change in control agreement with Mr. Moss, our President and Chief Executive Officer, on March 12, 2025. If we terminate Mr. Moss’s employment for any reason other than for good cause (as defined in the agreement) or if Mr. Moss voluntarily terminates his employment with us for good reason (as defined in the agreement), the agreement provides that (a) we will pay Mr. Moss his salary for a period of 12 months (which shall increase to 18 months if Mr. Moss has been the Chief Executive Officer of our company for at least a year) following the effective date of such termination, (b) we will pay Mr. Moss, at the same time as cash incentive bonuses are paid to other executives, a portion of the cash incentive bonus deemed by our Compensation Committee in the exercise of its sole discretion, to be earned by Mr. Moss pro rata for the period commencing on the first day of our fiscal year for which the cash incentive bonus is calculated and ending on the effective date of such termination, and (c) we shall either (i) provide coverage under our medical plan to the extent provided for Mr. Moss on the effective date of termination, such benefits to be received over a period of 12 months (which shall increase to 18 months if Mr. Moss has been the Chief Executive Officer of our company for at least a year) after the effective date of the termination or (ii) provide reimbursement for the COBRA premium for such coverage through the earlier of such 12-month period (or 18-month period if Mr. Moss has been the Chief Executive Officer of the Company for at least a year) after the effective date of the termination or the COBRA eligibility period.

The agreement further provides that, in the event of a change in control of our company (as defined in the agreement), Mr. Moss has the option to terminate his employment with us, unless (a) the provisions of the agreement remain in full force and effect as to Mr. Moss and (b) he suffers no reduction in his status, authority, or base salary following the change in control, provided that Mr. Moss will be considered to suffer a reduction in his status, authority, or base salary, only if, after the change in control, (i) he is not the President and Chief Executive Officer of the company that succeeds to our business, (ii) such company’s common stock is not listed on a national stock exchange (such as the New York Stock Exchange, the Nasdaq Stock Market, or the NYSE MKT), (iii) such company in any material respect reduces Mr. Moss’s status, authority, or base salary, or (iv) as a result of the change in control, Mr. Moss is required to relocate his principal place of business more than 50 miles from The Colony, Texas (or surrounding areas). If Mr. Moss terminates his employment with us following a change in control or if we terminate his employment without good cause, in each case during the period commencing three months before and one year following the change in control, (a) we will pay Mr. Moss’s base salary for a period of 12 months (which shall increase to 18 months if Mr. Moss has been Chief Executive Officer for at least one year) following the effective date of such termination, (b) we will pay Mr. Moss an amount equal to the average of his cash bonus paid for each of the two fiscal years immediately preceding his termination, (c) all unvested stock options held by Mr. Moss in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination, and (d) all unvested RSUs, granted after the date hereof held by Mr. Moss in his capacity as an employee on the effective date of termination shall vest as of the effective date of the termination.

The agreement also contains a provision that prohibits Mr. Moss from competing with our company for a period of 12 months following the termination of his employment with our company for any reason. The agreement further contains a provision that prohibits Mr. Moss from soliciting or hiring any of our employees for a period of 24 months following the termination of his employment with our company for any reason.

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

On March 12, 2025, the Company announced that Mr. Hatch was retiring from his officer positions with the Company effective March 12, 2025, and his last day of employment with the Company shall be March 28, 2025 (the “Hatch Separation Date”). On March 11, 2025, we entered into a Mutual Separation Agreement and Release (the “Hatch Separation Agreement”) with Mr. Hatch in connection with Mr. Hatch’s departure. Pursuant to the Hatch Separation Agreement, we agreed, in return for a customary general release and waiver in favor of the Company and customary post-employment covenants with respect to non-compete, non-solicitation, non-disparagement and confidential Company information, to pay Mr. Hatch the amounts due pursuant to Mr. Hatch’s Amended and

Restated Severance and Change in Control Agreement, dated June 29, 2021, as modified by the Hatch Separation Agreement. Following the Hatch Separation Date, Mr. Hatch continued to serve as a member of our Board of Directors until August 8, 2025.

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

On October 20, 2025, the Company announced that Mr. Sweitzer was retiring from his officer positions with the Company effective October 20, 2025. On October 22, 2025, Mr. Sweitzer entered into a Mutual Separation Agreement and Release, pursuant to which we agreed, in return for a customary general release and waiver in favor of the Company and customary post-employment covenants with respect to non-compete, non-solicitation, non-disparagement and confidential Company information, to pay Mr. Sweitzer the amounts due pursuant to Mr. Sweitzer’s executive agreement.

The employment of all of our other officers is “at will” and may be terminated by us or the officer at any time, for any reason or no reason.

DIRECTOR COMPENSATION

During fiscal 2025, we paid each non-employee director a monthly retainer, which is currently equivalent to $42,000 annually. Currently, the non-employee Chairman of the Board receives an additional $293,040 per year; the non-employee Chair of the Audit Committee receives an additional $15,750 per year; the non-employee Chair of the Compensation Committee receives an additional $10,500 per year; the non-employee Chair of the Nominations and Corporate Governance Committee receives an additional $7,875 per year; the non-employee Chair of the Strategic Planning Committee receives an additional $17,500 per year; the non-Chair members of the Audit Committee each receive an additional $7,875 per year; the non-Chair members of the Compensation Committee each receive an additional $5,250 per year; the non-Chair members of the Nominations and Corporate Governance Committee each receive an additional $3,938 per year; and the non-Chair members of the Strategic Planning Committee each receive an additional $5,250 per year. The non-employee Chair of the Financing Committee and the non-Chair members of the Financing Committee do not receive an additional fee. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board of Director and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

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

We also compensate our non-employee directors through stock-based awards.

In May 2020, Mr. Friedberg received a 10-year option to purchase 223,295 shares at an exercise price of $1.48 per share, and each other non-employee director (excluding Messrs. Friedberg and Nolan) received a 10-year option to purchase 37,915 shares at an exercise price of $1.48 per share. These options vest monthly in 1/12th increments, commencing on the last day of the grant month, and represent annual compensation through May 2021.

In May 2021, each non-employee director received a fully vested DSU award for 15,000 shares valued at $4.23 per share (or $63,450). In July 2021, Mr. Culpepper joined the Board and received a fully vested DSU award for 15,000 shares valued at $6.93 per share (or $103,950). These DSU grants represent annual compensation through May 2022.

In August 2023, each non-employee director received an RSU award for 10,176 shares valued at $7.37 per share (or $74,997), vested on the first anniversary of the grant date and represented annual compensation through August 2024.

In August 2024, each non-employee director received an RSU award for 10,409 shares valued at $7.565 per share (or $78,744) which vested on the first anniversary of the grant date and represented annual compensation through August 2025.

The following table sets forth the compensation earned or paid by us to each non-employee director for the fiscal year ended December 31, 2025.

	Fees Earned	Stock
Name	or Paid in Cash	Awards (1)	Total
Glenn A. Culpepper	$47,250	$49,747	$96,997
Audrey P. Dunning	$54,141	$38,922	$93,063
S. Ray Hatch	$16,639	$—	$16,639
Daniel M. Friedberg	$299,179	$93,859	$393,038
Robert J. Lipstein	$32,311	$34,000	$66,311
Stephen A. Nolan	$16,844	$77,506	$94,350
Sarah R. Tomolonius	$15,641	$77,397	$93,038

(1) The amounts in this column reflect the aggregate grant date fair value of stock awards granted to our non-employee directors during the fiscal year ended December 31, 2025, calculated in accordance with FASB ASC Topic 718, Stock Compensation in the form of DSUs, RSUs or other stock awards.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2025:

	Stock	Option
Name	Awards (1)	Awards
Glenn A. Culpepper	41,629	25,000
Audrey P. Dunning	21,893	—
Daniel M. Friedberg	75,644	513,819
Robert J. Lipstein	20,000	—
Stephen A. Nolan	105,767	176,659
Sarah R. Tomolonius	60,095	138,650

(1) Stock awards of 20,000 units per non-employee director, in the form of RSUs, will vest on August 13, 2026, which is the first anniversary of the date on which they were granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares as of March 12, 2026 by (1) each director, nominee for director, and named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our Common Stock.

	Shares Beneficially Owned
Named Executive Officers and Directors (1):	Number (2)	Percentage (2)
Perry W. Moss (3)	27,942	* %
Brett W. Johnston (4)	75,917	*
Daniel M. Friedberg (5)(13)	3,447,917	16.00%
Glenn A. Culpepper (6)	83,214	*
Audrey P. Dunning (7)	34,378	*
Robert J. Lipstein	17,500	*
Stephen A. Nolan (8)	358,626	1.69%
Sarah R. Tomolonius (9)	206,695	*
S. Ray Hatch	768,641	3.56%
David P. Sweitzer	17,602	*
All directors and executive officers as a group (8 persons) (10)	4,252,189	19.25%
5% Stockholders:
Wynnefield Partners Small Cap Value, L.P., et al (11)	2,734,349	13.05%
Pinnacle Family Office Investments, L.P. (12)	2,706,148	12.91%
Hampstead Park Capital Management, LLC, et al (13)	2,842,353	13.56%

* Less than 1% of the outstanding shares of common stock.

(1)
Except as otherwise indicated, each person named in the table has the sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached as follows: c/o Quest Resource Holding Corporation, 433 E. Las Colinas Boulevard, Suite 675, Irving, Texas 75039.
(2)
The number of shares beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The number of shares shown includes, when applicable, shares owned of record by the identified person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. The percentages shown are calculated based on 20,959,751 shares outstanding on March 12, 2026. The numbers and percentages shown include shares actually owned on March 12, 2026 and shares that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares that the identified person or group had the right to acquire within 60 days of March 12, 2026 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group but are not deemed to be outstanding for the purpose of computing the percentage of shares of stock owned by any other person or group.
(3)
Includes 5,537 DSUs.
(4)
Includes 41,667 shares issuable upon exercise of vested stock options.

(5)
Consists of (a) 2,842,353 shares held by Hampstead Park Environmental Services Investment Fund LLC (“Hampstead Park Environmental”), (b) 513,819 shares issuable upon exercise of vested stock options held directly by Mr. Friedberg, (c) 20,585 shares held directly by Mr. Friedberg, and (d) 71,160 DSUs held directly by Mr. Friedberg.
(6)
Includes 25,000 shares issuable upon exercise of vested stock options and 21,629 DSUs.
(7)
Includes 1,893 DSUs.
(8)
Includes 176,659 shares issuable upon exercise of vested stock options and 89,382 DSUs.
(9)
Includes 138,650 shares issuable upon exercise of vested stock options and 43,710 DSUs.
(10)
Consists of (a) 3,123,083 shares held by the directors and current executive officers as a group, (b) 1,116,598 shares issuable upon exercise of vested stock options, and (c) 220,803 DSUs.
(11)
Based on the Schedule 13D filed with the SEC on May 8, 2025 by Wynnefield Partners Small Cap Value, L.P, and affiliates. The address for Wynnefield Partners Small Cap Value, L.P, and affiliates is 450 Seventh Avenue, Suite 509, New York, NY 10123.
(12)
Based on the Form 4 filed with the SEC on October 27, 2025 by Barry M. Kitt. Mr. Kitt exercises investment discretion and control over Pinnacle Family Office Investments, L.P. The address for Pinnacle Family Office Investments, L.P. is 5910 North Central Expressway, Suite 1475, Dallas, TX 75206.
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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to our Common Stock that may be issued under our incentive compensation plans and under other option grants.

	Number of		Number of
	securities	Weighted-	securities
	to be issued	average	remaining
	upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants,	warrants,	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders
2012 Plan (1)	2,216,555	$2.84	—
2024 Plan (2)	927,670	$-	672,200
Equity compensation plans not approved by security holders	277,100	$5.71	—
Total	3,421,325	$3.18	672,200

(1)
No new awards may be issued under the 2012 Incentive Compensation Plan. As of December 31, 2025, the number of securities to be issued upon exercise of outstanding options was 2,034,172, the number of Common Stock shares to be issued under DSUs was 123,053, and the number of Common Stock shares to be issued under RSUs was 59,330.
(2)
Under our 2024 Incentive Compensation Plan, an aggregate of 1,500,000 shares of our Common Stock was authorized for issuance pursuant to awards granted under such plan. The number of available shares will be decreased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised prior to expiration or are surrendered in payment of any awards or any tax withholding with respect thereto. As of December 31, 2025, the number of Common Stock shares to be issued under DSUs was 91,387, the number of Common Stock shares to be issued under RSUs was 575,133, and the number of shares of Common Stock shares to be issued under PSUs was 261,150 if the performance threshold is achieved. There were no outstanding options as of December 31, 2025 under the 2024 Incentive Compensation Plan. As of December 31, 2025, the aggregate number of shares of Common Stock available for future issuance pursuant to awards under our 2024 Incentive Compensation Plan was 519,618 and 152,582 shares of Common Stock reserved for issuance under our 2024 ESPP. Our 2024 ESPP authorizes the sale of up to 250,000 shares of our Common Stock to employees.

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

Director Independence

Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Culpepper, Friedberg, Lipstein and Nolan and Mses. Dunning and Tomolonius are independent directors, as “independence” is defined by the listing standards of the Nasdaq Stock Market and by the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Prior to Mr. Hatch’s retirement as President and Chief Executive Officer on March 12, 2025, he was an employee director, and he continued to serve on the Board of Directors as a non-employee director until his resignation from the Board of Directors on August 8, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Audit Fees (1)	624,094	683,214
Audit-related Fees (2)	29,520	16,914
Tax Fees (3)	—	—
All Other Fees (4)	—	33,193
Total	$653,614	$733,321

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
(3)
Tax fees consist primarily of tax-related advisory services.
(4)
All other fees include professional services related to our employee benefit plan.

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
b)
Exhibits

Exhibit No.	Exhibit

3.1	Third Amended and Restated Articles of Incorporation of Quest Resource Holding Corporation (1)

3.2	Third Amended and Restated Bylaws of Quest Resource Holding Corporation (2)

4.1	Description of Registered Securities (3)

4.2	Form of Warrant to Purchase an Aggregate of 500,000 Shares (4)

4.3	Form of Amendment to Warrant (5)

4.4	Form of Warrant to Purchase an Aggregate of 350,000 Shares (6)

10.1†	2012 Incentive Compensation Plan, as amended and restated (7)

10.2†	Form of Non-Qualified Stock Option Agreement (8)

10.3†	Form of Incentive Stock Option Agreement (9)

10.4†	Form of Indemnity Agreement by and between Infinity Resources Holdings Corp. and each of its directors and executive officers (10)

10.5†	Form of Performance Stock Unit Award Agreement (11)

10.6†	2025 Performance Stock Unit Award Agreement (12)

10.7†	2014 Employee Stock Purchase Plan (13)

10.8†	2024 Employee Stock Purchase Plan (14)

10.9†	Amended and Restated Severance and Change in Control Agreement, dated as of June 29, 2021 by and between Quest Resource Holding Corporation and S. Ray Hatch (15)

10.10†	Executive Agreement, dated as of February 15, 2017, by and between Quest Resource Holding Corporation and David P. Sweitzer (16)

10.11†	Amendment to 2012 Incentive Compensation Plan (17)

10.12†	2024 Incentive Compensation Plan (18)

10.13†	Form of Quest Resource Holding Corporation Deferred Stock Unit Agreement (19)

10.14

Loan, Security and Guaranty Agreement, dated August 5, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation and Quest Sustainability Services, Inc. (20)

10.15

Credit Agreement, dated as of October 19, 2020, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (21)

10.16

Joinder and First Amendment to Loan, Security and Guaranty Agreement, dated as of October 19, 2020, by and among BBVA USA, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest

Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, and Global Alerts, LLC (22)

10.17

Joinder and Second Amendment to Loan, Security and Guaranty Agreement, dated as of December 7, 2021, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Global Alerts, LLC, RWS Facility Services, LLC and Sustainable Solutions Group, LLC  (23)

10.18

Third Amendment to Loan, Security and Guaranty Agreement, dated as of December 2, 2022, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., RWS Facility Services, LLC, Sustainable Solutions Group, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Global Alerts, LLC and Sequoia Waste Management Solutions, LLC  (24)

10.19

Fourth Amendment to Loan, Security and Guaranty Agreement, dated as of March 29, 2024, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Landfill Diversion Innovations, L.L.C., Quest Resource Holding Corporation, Quest Sustainability Services, Inc., Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC and Global Alerts, LLC (25)

10.20

Fifth Amendment to Loan, Security and Guaranty Agreement, dated as of December 30, 2024, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Quest Equipment, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., YouChange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC and Global Alerts, LLC (26)

10.21

Sixth Amendment to Loan, Security and Guaranty Agreement, dated as of May 12, 2025, by and among PNC Bank, National Association, Quest Resource Management Group, LLC, Quest Equipment, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., YouChange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC and Global Alerts, LLC (27)

10.22

First Amendment to Credit Agreement, dated September 3, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (28)

10.23

Second Amendment to Credit Agreement, dated December 1, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (29)

10.24

Third Amendment to Credit Agreement, dated December 7, 2021, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders (30)

10.25

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

10.26

Fifth Amendment to Credit Agreement, dated March 29, 2024, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders. (32)

10.27

Sixth Amendment to Credit Agreement, dated December 30, 2024, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (33)

10.28	Seventh Amendment to Credit Agreement, dated May 12, 2025, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (34)

10.29

Eighth Amendment to Credit Agreement, dated March 12, 2026, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders. (35)

10.30	Intercreditor Agreement, dated as of October 19, 2020, by and between BBVA, USA and Monroe Capital Management Advisors, LLC (36)

10.31	First Amendment to Intercreditor Agreement, dated as of December 2, 2022, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC (37)

10.32	Second Amendment to Intercreditor Agreement, dated as of March 29, 2024, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC (38)

10.33	Third Amendment to Intercreditor Agreement, dated as of December 30, 2024, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC (39)

10.34	Fourth Amendment to Intercreditor Agreement, dated as of May 12, 2025, by and between PNC Bank, National Association and Monroe Capital Management Advisors, LLC (40)

10.35	Letter Agreement, dated as of October 19, 2020, between Quest Resource Holding Corporation and the holders of the Warrants (41)

10.36†	Offer Letter, dated October 7, 2022, between Quest Resource Holding Corporation and Brett Johnston (42)

10.37

Letter Agreement, dated August 9, 2022, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC as administrative agent for the lenders  (43)

10.38†	Form of Quest Resource Holding Corporation Restricted Stock Unit Agreement (44)

10.39†	Severance and Change in Control Agreement, dated May 12, 2023, by and between Quest Resource Holding Corporation and Brett W. Johnston (45)

10.40†	Letter Agreement, dated March 10, 2025, by and between Quest Resource Holding Corporation and David P. Sweitzer (46)

10.41	Cooperation Agreement, dated May 7, 2025, by and among Quest Resource Holding Corporation and the persons and entities listed on Exhibit A thereto (47)

10.42	Asset Purchase Agreement, dated as of March 31, 2025, by and between Quest Resource Management Group, LLC and Lincoln Waste Solutions, LLC (48)

10.43

Amendment, Consent and Partial Release Agreement, dated March 31, 2025, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are parties thereto as borrowers, the lenders party thereto and Monroe Capital Management Advisors, LLC (49)

10.44

Amendment, Consent and Partial Release Agreement, dated March 31, 2025, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are parties thereto as guarantors, the lenders party thereto and PNC Bank, N.A. (50)

10.45	Mutual Separation Agreement and Release, dated March 11, 2025, by and between Quest Resource Holding Corporation and S. Ray Hatch (51)

10.46	Offer Letter, dated March 11, 2025, by and between Quest Resource Holding Corporation and Perry W. Moss (52)

10.47	Severance and Change in Control Agreement, dated March 12, 2025, by and between Quest Resource Holding Corporation and Perry W. Moss (53)

10.48	Mutual Separation Agreement and Release, dated October 22, 2025, by and between Quest Resource Holding Corporation and David Sweitzer (54)

10.49†	2024 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement (55)

10.50†	2024 Incentive Compensation Plan Form of Incentive Stock Option Agreement (56)

10.51†	2024 Incentive Compensation Plan Form of Deferred Stock Unit Agreement (57)

10.52†	2024 Incentive Compensation Plan Form of Restricted Stock Unit Agreement (58)

10.53†	2024 Incentive Compensation Plan Form of Employee Deferred Stock Unit Agreement (59)

10.54†

Loan and Security Agreement, dated as of March 12, 2026, by and among Texas Capital Bank, Quest Resource Management Group, LLC, Quest Equipment, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., YouChange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC and Global Alerts, LLC. (60)

19.1	Insider Trading Policy (61)

21.1	List of Subsidiaries (62)

23.1	Consent of Semple, Marchal and Cooper, LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Quest Resource Holding Corporation Dodd-Frank Clawback Policy (63)

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025 and 2024; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)
Filed as Exhibit 3.1(b) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2016.
(2)
Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2024.
(3)
Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(4)
Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(5)
Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2026.
(6)
Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(7)
Filed as Exhibit 10 to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on July 13, 2018.
(8)
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

(10)
Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012.
(11)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2024.
(12)
Filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
(19)
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
(25)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2024.
(26)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2024.
(27)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2025.
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
(32)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2024.
(33)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2024.

(34)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2025.
(35)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2026.
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
(39)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2024.
(40)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2025.
(41)
Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2020.
(42)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2022.
(43)
Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022.
(44)
Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023.
(45)
Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023.
(46)
Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(47)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2025.
(48)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2025.
(49)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2025.
(50)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2025.
(51)
Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025.
(52)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025.
(53)
Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025.
(54)
Filed herewith.
(55)
Filed as Exhibit 99.2 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on August 8, 2024.
(56)
Filed as Exhibit 99.3 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on August 8, 2024.
(57)
Filed as Exhibit 99.4 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on August 8, 2024.

(58)
Filed as Exhibit 99.5 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on August 8, 2024.
(59)
Filed herewith.
(60)
Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2026.
(61)
Filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025.
(62)
Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025.
(63)
Filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024.

† Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Dated: March 12, 2026	By:	/s/ Perry W. Moss
Perry W. Moss
President and Chief Executive Officer

QUEST RESOURCE HOLDING CORPORATION

Dated: March 12, 2026	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Perry W. Moss and Brett W. Johnston, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Perry W. Moss	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Perry W. Moss

/s/ Brett W. Johnston	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Brett W. Johnston

/s/ Daniel M. Friedberg	Chairman of the Board of Directors	March 12, 2026
Daniel M. Friedberg

/s/ Glenn A. Culpepper	Director	March 12, 2026
Glenn A. Culpepper

/s/ Audrey P. Dunning	Director	March 12, 2026
Audrey P. Dunning

/s/ Robert J. Lipstein	Director	March 12, 2026
Robert J. Lipstein

/s/ Stephen A. Nolan	Director	March 12, 2026
Stephen A. Nolan

/s/ Sarah R. Tomolonius	Director	March 12, 2026
Sarah R. Tomolonius

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Quest Resource Holding Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Resource Holding Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Certified Public Accountants We have served as the Company’s auditor since 2010. Phoenix, Arizona March 12, 2026

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,014	$396
Accounts receivable, less allowance for doubtful accounts of $780 and $831 as of December 31, 2025 and 2024, respectively	49,010	62,252
Prepaid expenses and other current assets	1,174	2,601
Assets held for sale	—	9,890
Total current assets	51,198	75,139

Goodwill	81,065	81,065
Intangible assets, net	7,650	12,946
Property and equipment, net, and other assets	5,638	6,495
Total assets	$145,551	$175,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,384	$39,899
Other current liabilities	128	1,001
Current portion of notes payable	1,015	1,651
Liabilities held for sale	—	1,840
Total current liabilities	39,527	44,391

Notes payable, net	63,999	76,265
Other long-term liabilities	1,513	833
Total liabilities	105,039	121,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 20,960 and 20,606 shares issued and outstanding as of December 31, 2025 and 2024, respectively	21	21
Additional paid-in capital	180,984	179,246
Accumulated deficit	(140,493)	(125,111)
Total stockholders’ equity	40,512	54,156
Total liabilities and stockholders’ equity	$145,551	$175,645

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except per Share Amounts)

	Years Ended December 31,
	2025	2024
Revenue	$250,217	$288,532
Cost of revenue	207,673	238,537
Gross profit	42,544	49,995
Operating expenses:
Selling, general, and administrative	37,634	39,543
Depreciation and amortization	5,276	9,401
Loss on sale of assets, net	4,084	—
Impairment loss	1,707	5,511
Total operating expenses	48,701	54,455
Operating loss	(6,157)	(4,460)
Interest expense	(9,209)	(10,312)
Loss before taxes	(15,366)	(14,772)
Income tax expense	16	291
Net loss	$(15,382)	$(15,063)
Net loss per share applicable to common shareholders
Basic	$(0.73)	$(0.73)
Diluted	$(0.73)	$(0.73)
Weighted average number of common shares outstanding
Basic	20,998	20,617
Diluted	20,998	20,617

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Equity
Balance, December 31, 2023	20,161	$20	$176,309	$(110,048)	$66,281
Stock-based compensation	—	—	1,563	—	1,563
Shares issued for Employee Stock Purchase Plan	43	—	260	—	260
Stock option exercises	325	1	1,114	—	1,115
Release of restricted and deferred stock units	77	—	—	—	—
Net loss	—	—	—	(15,063)	(15,063)
Balance, December 31, 2024	20,606	21	179,246	(125,111)	54,156
Stock-based compensation	—	—	1,578	—	1,578
Shares issued for Employee Stock Purchase Plan	97	—	151	—	151
Stock option exercises	38	—	49	—	49
Release of restricted and deferred stock units	239	—	—	—	—
Tax withholdings related to net stock settlements	(20)	—	(40)	—	(40)
Net loss	—	—	—	(15,382)	(15,382)
Balance, December 31, 2025	20,960	$21	$180,984	$(140,493)	$40,512

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,382)	$(15,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	905	1,033
Amortization of intangibles	5,146	9,239
Amortization of debt issuance costs and discounts	782	1,077
Provision for doubtful accounts	1,029	1,913
Stock-based compensation	1,617	1,563
Loss on sale of assets, net	4,084	—
Impairment loss	1,707	5,511
Changes in operating assets and liabilities:
Accounts receivable	12,762	(9,754)
Prepaid expenses and other current assets	1,175	(459)
Security deposits and other assets	69	(58)
Accounts payable and accrued liabilities	(3,465)	383
Other liabilities	(872)	(1,470)
Net cash provided by (used in) operating activities	9,557	(6,085)
Cash flows from investing activities:
Purchase of property and equipment	(251)	(4,683)
Purchase of intangible assets	(1,304)	(1,287)
Proceeds from sale of assets	6,140	—
Net cash provided by (used in) investing activities	4,585	(5,970)
Cash flows from financing activities:
Proceeds from credit facilities	99,491	107,524
Repayments of credit facilities	(106,961)	(97,660)
Proceeds from long-term debt	390	2,873
Repayments of long-term debt	(6,098)	(1,303)
Debt issuance costs	(506)	(682)
Proceeds from stock option exercises	49	1,115
Tax payments for net share settlements	(40)	—
Proceeds from shares issued for Employee Stock Purchase Plan	151	260
Net cash provided by (used in) financing activities	(13,524)	12,127
Net increase in cash and cash equivalents	618	72
Cash and cash equivalents at beginning of period	396	324
Cash and cash equivalents at end of period	$1,014	$396

The accompanying notes are an integral part of these consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. The Company and Description of Business

The accompanying consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”), a Nevada corporation, and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Quest Equipment, LLC (“QE”), Youchange, Inc. (“Youchange”), Quest Vertigent Corporation (“QVC”), Quest Vertigent One, LLC (“QV One”), Quest Sustainability Services, Inc. (“QSS”) and Global Alerts, LLC (“Global Alerts”) (collectively, “we,” “us,” or “our company”).

We are a national provider of waste and recycling management services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables to maximize resource utilization. Our programs and services also enable our customers to address their business sustainability and Environmental, Social and Governance goals and responsibilities, while also receiving optimized operation efficiencies and lower costs. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

Our principal office is located in Irving, Texas within the Dallas metroplex.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the operating activity of QRHC and its subsidiaries for the years ended December 31, 2025 and 2024. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We use estimates when accounting for the carrying amounts of accounts receivable, goodwill and other intangible assets, deferred taxes, assets held for sale, and stock-based compensation expense, all of which are discussed in their respective notes to the consolidated financial statements.

Segment Information

Our chief operating decision maker (“CODM”), the President and Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenue, selling, general and administrative) at the consolidated level to manage our operations. Other segment items included in consolidated net income (loss) are interest expense and income tax expense, which are reflected in the consolidated statements of operations. For expenses incurred during the years ended December 31, 2025 and 2024, refer to our Consolidated Statements of Operations.

Revenue Recognition

We recognize revenue as services are performed or products are delivered. We recognize revenue net of any contracted pricing discounts or rebate arrangements. Revenue from our equipment leases, which are classified as operating leases, is based on a fixed amount and recognized over the term of the lease.

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. In situations in which we are not primarily obligated nor do we have credit risk, we record the revenue net of certain cost amounts. We record amounts collected from customers for sales tax on a net basis.

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Our receivables, which are recorded when services are performed or when services are billed in advance, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on consideration of a number of factors, including the length of time trade accounts are past due, our previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We write off past-due receivable balances after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to the allowance for doubtful accounts in the period we receive the payment.

As of December 31, 2025 and 2024, we had established an allowance of $780 thousand and $831 thousand, respectively, for potentially uncollectible accounts receivable. We record delinquent finance charges on outstanding accounts receivable only if they are collected.

The changes in our allowance for doubtful accounts for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	Years ended December 31,
	2025	2024
Beginning balance	$831	$1,582
Bad debt expense	1,029	1,913
Uncollectible accounts written off, net	(1,080)	(949)
Transfer to assets held for sale	—	(1,715)
Ending balance	$780	$831

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

Held for Sale

Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into assets and liabilities held for sale on our consolidated balance sheets. The reclassification occurs when all the held for sale criteria have been met. Disposal groups are measured at the lower of carrying value or fair value less costs to sell. Assets held for sale are not depreciated or amortized. We assess the recoverability of disposal groups each reporting period they remain classified as held for sale. At December 31, 2024, we recognized an impairment charge to the carrying value of a disposal group deemed held for sale. The sale was completed in the first quarter of 2025. See Note 3, Sale of Assets for further discussion.

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

The useful lives of property and equipment for purposes of computing depreciation are as follows:

Computer equipment	3 to 5 years
Office furniture and fixtures	5 to 7 years
Machinery and equipment	5 to 20 years
Leasehold improvements	5 to 7 years

Impairment of Long-Lived Assets

We analyze long-lived assets, including property and equipment and finite-lived intangible assets, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and estimated period of useful life at least at each balance sheet date. We record the effects of any revision to operations when the change arises. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. We recognized an impairment charge to the carrying value of our customer relationship intangible asset balance during the year ended December 31, 2025. See Note 5, Goodwill and Other Intangible Assets for further discussion.

Goodwill

We record as goodwill the excess of the consideration transferred over the fair value of the net identifiable assets acquired. We do not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, we evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, such as market capitalization as compared to our book value. We performed our 2025 annual goodwill impairment analysis in the second quarter of 2025 and no impairment was recorded.

Net Income (Loss) per Share

We compute basic net income (loss) per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for Deferred Stock Units (“DSUs”), during the period. We compute diluted net income (loss) per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and warrants. Dilutive potential securities are excluded from the computation of earnings per share if their effect is anti-dilutive. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

Concentrations

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We deposit our cash with commercial banks. Cash deposits at commercial banks are at risk to the extent that the balances exceed the Federal Deposit Insurance Corporation insured level per institution. The bank cash balances on deposit may periodically exceed federally insured limits; however, we have never experienced any losses related to these balances.

We sell our services and products primarily to customers without requiring collateral; however, we routinely assess the financial condition of our customers and maintain allowances for anticipated losses. From year to year, the customers that exceed 10% of our annual revenue, if any, may change. The following table discloses the number of customers that accounted for more than 10% of our annual revenue and the related receivable balances as of and for the years ended December 31, 2025 and 2024:

	Customers Exceeding 10% of Revenue
Year	Number of Customers	Percentage of Revenue	Percentage of Accounts Receivable
2025	1	23%	21%
2024	1	27%	28%

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

Advertising

We charge our advertising costs to expense when incurred. During the years ended December 31, 2025 and 2024, advertising expense totaled $69 thousand and $115 thousand, respectively.

Stock-Based Compensation

We measure all share-based payments, including grants of options to purchase common stock, the issuance of DSUs and restricted stock units (“RSUs”) to employees and non-employee directors, and the issuance of performance stock units (“PSUs”) to employees, using a fair value-based method, in accordance with ASC Topic 718, Stock Compensation. All share-based awards have been classified as equity instruments, and we recognize the vesting of the awards ratably over their respective terms. See Note 13, Stockholders’ Equity for a description of our share-based compensation plan and information related to awards granted under our incentive compensation plans.

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

Deferred Stock Units

Non-employee directors can elect to receive all or a portion of their annual retainers in the form of DSUs. The DSUs are recognized at their fair value on the date of grant and are fully vested upon issuance. Director fees deferred into stock units are calculated and expensed each month by taking fees earned during the month and dividing by the closing price of our common stock on the last trading day of the month, rounded down to the nearest whole share. In addition, certain executive compensation expense is also granted in the form of DSUs. Each DSU represents the right to receive one share of our common stock following the completion of a grantee’s service.

Restricted Stock Units

Non-employee directors receive a portion of their annual board compensation in the form of RSUs. In addition, certain employee compensation is also granted in the form of RSUs. The RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. RSUs typically vest over a one to three-year period.

Performance Stock Units

Beginning in 2024, certain employees were granted PSUs under our incentive compensation plan. Performance criteria for PSU awards are determined at the time of the grant and are generally earned over a three-year period, at which time any earned shares would be fully vested. PSUs currently outstanding may vest in a range between 0% and 200%, depending on the terms of the award agreement. The PSUs are recognized at their fair value on the date of grant, and compensation expense is based on the probable issuance of units at the end of the performance period.

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

Recent Accounting Pronouncements

Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to reportable segments, including significant segment expense categories and amounts for each reportable segment. Entities with a single reportable segment are required to provide the new disclosures required under ASC 280. We adopted ASU 2023-07 during the year ended December 31, 2024 on a retrospective basis by including the additional required disclosures. Refer to Segment Information in this note for more information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional disclosure related to the transparency and decision usefulness of income tax disclosures, including additional disclosure around the rate reconciliation and income taxes paid. We adopted ASU 2023-09 during the year ended December 31, 2025 on a retrospective basis. This guidance is only related to disclosures and did not have a significant impact on our consolidated financial statements.

Pending Adoption

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes guidance on accounting for costs related to internal-use software. This ASU removes references to software development project stages and applies a more principles-based approach for capitalization. The ASU also clarifies related disclosure requirements. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively, retrospectively or using a modified transition approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU, but we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Sale of Assets

On March 31, 2025, Quest entered into an asset purchase agreement (the “APA”) with Lincoln Waste Solutions, LLC, a Connecticut limited liability company (“Purchaser”), and completed the sale to Purchaser of substantially all of the assets used in Quest’s divested business operations as set forth in the APA (the “Transaction”). The Company sold the assets to divest an underperforming business operation. The selling price of the assets, which was classified as held for sale at December 31, 2024, was approximately $5.0 million in cash plus (i) additional amounts, not to exceed $6.5 million, based on the future performance of the contracts sold over the three years following the date of sale (collectively, the “Milestone Payments”) and (ii) a one-time payment based on the Purchaser’s ability to collect the accounts receivable and other monies due for sales and delivery of goods, performance of services and other business transactions, subject to certain other adjustments as set forth in the APA. The APA also includes clawback provisions, not to exceed $5.0 million, to be applied against the receipt of any future Milestone Payments if certain metrics were not met within the first four months of the date of sale. As of December 31, 2025, we do not believe that estimated contingent proceeds due to us, net of any amounts owed to the Purchaser, will have a material effect on our business, financial condition, results of operations, or cash flows.

In connection with the sale of the assets, we recognized a $4.4 million loss on sale of assets during the year ended December 31, 2025, based on the carrying value of sold assets classified as held for sale at December 31, 2024. Liabilities classified as held for sale at December 31, 2024 were not acquired by the Purchaser. When any Milestone Payments, net of clawback adjustments, become reasonably estimable for each applicable milestone year, we will adjust the purchase price. The cash proceeds received at the time of sale were used to repay a portion of our debt as further discussed in Note 7, Notes Payable.

The assets and liabilities related to the divestiture are classified as held for sale at December 31, 2024 in accordance with the guidance provided in ASC 360-10, Property, Plant, and Equipment. These assets and liabilities are presented separately on the consolidated balance sheets under the captions “assets held for sale” and “liabilities held for sale”, respectively, at December 31, 2024.

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

The intangible assets held for sale represent customer relationships, and goodwill represents the allocated portion of goodwill associated with the related operations for the divested business. The liabilities held for sale at December 31, 2024 were not acquired by the Purchaser at the time of sale.

In connection with the classification of the assets and liabilities as held for sale at December 31, 2024, we evaluated the fair value of assets outside the scope of ASC 360-10 (other than goodwill) for recoverability. We then evaluated the fair value of the disposal group, including goodwill, in accordance with the guidance in ASC 360-10 and ASC 350, Intangibles—Goodwill and Other. The fair value of the disposal group was determined using significant unobservable inputs (Level 3) based on expected proceeds to be received upon the sale of the business. As a result of this evaluation, it was determined that the fair value of the disposal group, less costs to sell, was less than its carrying value. Accordingly, we recognized an impairment of $5.5 million at December 31, 2024 which is reported in the consolidated statement of operations.

During the second half of 2025, we recognized a net gain on sale of approximately $276 thousand for the sale of certain compactors and related equipment, which primarily related to sale-leaseback transactions entered into with a third party. See Note 8, Leases for additional discussion. We received cash proceeds of approximately $1.1 million from these sales and repaid approximately $0.9 million on the related equipment term loan, as further discussed in Note 7, Notes Payable.

4. Property and Equipment, net, and Other Assets

At December 31, 2025 and 2024, Property and equipment, net, and other assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Machinery and equipment	$5,097	$6,183
Office furniture and fixtures	417	592
Leasehold improvements	327	758
Computer equipment	489	466
Property and equipment, gross	6,330	7,999
Accumulated depreciation	(3,447)	(3,492)
Property and equipment, net	2,883	4,507
Right-of-use operating lease assets	2,112	1,305
Security deposits and other assets	643	683
Property and equipment, net, and other assets	$5,638	$6,495

Depreciation expense for the year ended December 31, 2025 was $905 thousand, including $775 thousand of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations as it related to assets used directly in servicing customer contracts. Depreciation expense for the year ended December 31, 2024 was $1.0 million, including $871 thousand of depreciation expense reflected within “Cost of revenue” in our consolidated statement of operations.

Refer to Note 8, Leases for additional information on the Company’s right-of-use operating lease assets.

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are as follows (in thousands):

December 31, 2025	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$20,685	$17,979	$2,706
Software	7 years	5,740	1,586	4,154
Trademarks	7 years	2,026	1,236	790
Non-compete agreements	3 years	140	140	—
Total finite lived intangible assets		$28,591	$20,941	$7,650

December 31, 2024	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Customer relationships	5 years	$25,805	$17,188	$8,617
Software	7 years	5,518	2,271	3,247
Trademarks	7 years	2,026	947	1,079
Non-compete agreements	3 years	2,250	2,247	3
Total finite lived intangible assets		$35,599	$22,653	$12,946

Carrying Amount
Changes in goodwill:
Balance at December 31, 2023	$85,828
RWS pre-acquisition adjustment	459
Reclassification to assets held for sale	(5,222)
Balance at December 31, 2024 and 2025	$81,065

We compute amortization using the straight-line method over the estimated useful lives of the finite lived intangible assets. The amortization expense related to finite lived intangible assets was approximately $5.1 million and $9.2 million for the years ended December 31, 2025 and 2024, respectively. We reclassified $5.2 million of customer relationships related to a disposal group to assets held for sale at December 31, 2024. See Note 3, Sale of Assets for further discussion.

We estimate future amortization expense as of December 31, 2025 to be approximately as follows (in thousands):

Year Ending December 31,	Amount
2026	$3,718
2027	1,092
2028	986
2029	761
2030	686
Thereafter	407
Total	$7,650

We have no indefinite-lived intangible assets other than goodwill. Approximately $66.1 million of the goodwill is not deductible for tax purposes, while $15.0 million of goodwill added in the prior years is deductible over its tax-basis life.

We review our finite-lived intangible assets periodically for indicators of impairment. During the first quarter of 2025, following certain customer activity, we evaluated the customer relationship intangible asset balance for recoverability and noted the unamortized balance of the intangible was not fully recoverable. Accordingly, we performed an impairment test for the intangible asset using a discounted cash flow analysis and internal forecasts (Level 3 inputs) to determine the fair value of the asset. The carrying value of the intangible asset exceeded its fair value, which resulted in an impairment charge of $1.7 million.

In the second quarter of 2025, we performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. That assessment indicated a triggering event had occurred requiring that we perform additional quantitative assessments. The triggering event was primarily due to the decrease in the Company’s share price during the six months ended June 30, 2025, resulting in a decline in the Company’s market capitalization. Management engaged a third party to perform a series of quantitative assessments utilizing multiple valuation methods. The results of those assessments indicated that the Company’s fair value was in excess of the Company’s book value and, therefore, its goodwill was not impaired as of June 30, 2025.

We performed our annual goodwill impairment analysis in the third quarter of 2024 with no impairment recorded. During the fourth quarter of 2024, we reevaluated goodwill when management identified a disposal group designated as held for sale and assigned $5.2 million of goodwill to the disposal group (see Note 3, Sale of Assets). The remaining goodwill of $81.1 million was assessed at December 31, 2024 for impairment, and later at the time of closing for the sale of assets during the first quarter of 2025, and no impairment was recorded for either period.

In 2024, we recorded an addition to goodwill from the RWS acquisition. The adjustment resulted in a net increase of $0.5 million to both goodwill and accounts payable in 2024.

6. Current Liabilities

The components of Accounts payable and accrued liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Accounts payable	$34,105	$37,068
Accrued taxes	382	626
Employee compensation(1)	2,049	1,323
Operating lease liability - current portion	621	434
Accrued interest	532	20
Miscellaneous	695	428
	$38,384	$39,899

(1) 2025 employee compensation includes accrued severance and retirement costs of approximately $0.8 million.

Refer to Note 8, Leases for additional disclosure related to the operating lease liability.

7. Notes Payable

Our debt obligations are as follows (in thousands):

		As of December 31,
	Interest Rate (1)	2025	2024
Monroe Term Loan (2)	11.49%	$51,093	$54,000
PNC ABL Facility (3)	5.94%	15,639	23,109
PNC Equipment Term Loan 1 (4)	6.72%	345	2,729
PNC Equipment Term Loan 2 (4)	6.72%	147	—
Green Remedies Promissory Note (5)	3.00%	—	564
Total notes payable		67,224	80,402
Less: Current portion of long-term debt		(1,015)	(1,651)
Less: Unamortized debt issuance costs		(2,210)	(2,171)
Less: Unamortized OID		—	(83)
Less: Unamortized OID warrant		—	(232)
Notes payable, net		$63,999	$76,265

(1) Interest rates as of December 31, 2025
(2) Bears interest based on SOFR plus Applicable Margin ranging from 5.5% to 7.5%
(3) Bears interest based on Term SOFR plus a margin of 2.25%
(4) Bears interest based on Term SOFR plus a margin of 3.0%
(5) Stated interest rate of 3.0%

The future minimum principal payments as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Amount
2026	$1,015
2027	557
2028	540
2029	16,179
2030	48,933
Total	$67,224

We capitalize financing costs we incur related to implementing our debt arrangements. We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in debt issuance costs (in thousands).

	December 31,
	2025	2024
Debt issuance costs
Beginning balance	$2,171	$1,345
Financing costs deferred	506	1,513
Less: Amortization expense	(467)	(687)
Debt issuance costs, net of accumulated amortization	$2,210	$2,171

PNC Credit Facility

On August 5, 2020, QRHC and certain of its subsidiaries entered into a Loan, Security and Guaranty Agreement (the “PNC Loan Agreement”), which was most recently amended on May 12, 2025, with BBVA USA (which was subsequently succeeded in interest by PNC Bank, National Association (“PNC”)), as a lender, and as administrative agent, collateral agent, and issuing bank, which provides for a credit facility (the “ABL Facility”) comprising an asset-based revolving credit facility in the maximum principal amount of $45.0 million with a sublimit for issuance of letters of credit of up to $3.5 million. The revolving credit facility bears interest, at the borrowers’ option, at either the Base Rate, plus a margin of 1.25% (no borrowings as of December 31, 2025), or the Term SOFR Rate for the interest period in effect plus a margin of 2.25% (5.94% as of December 31, 2025). The revolving credit facility matures on December 30, 2029.

As of December 31, 2025, we had a total of $492 thousand outstanding on two separate PNC senior secured equipment term loan facilities (“Equipment Term Loans”). Equipment Term Loan 1 bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 2.0%, or the Term SOFR Rate for the interest period in effect plus a margin of 3.0% (6.72% at December 31, 2025). Equipment Term Loan 1 will amortize in equal quarterly installments of $144 thousand with any remaining balance payable on

December 30, 2029. Equipment Term Loan 2 bears interest, at the borrower’s option, at either the Base Rate, plus a margin of 2.0%, or the Term SOFR Rate for the interest period in effect plus a margin of 3.0% (6.72% at December 31, 2025). Equipment Term Loan 2 will amortize in equal quarterly installments of $32 thousand with any remaining balance payable on December 30, 2029. $0.9 million principal was repaid on the equipment term loans with proceeds from the sale of compactor and related equipment assets as further discussed in Note 3, Sale of Assets.

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

As of December 31, 2025, the ABL Facility borrowing base availability was $37.7 million, of which $15.6 million principal was outstanding. In the first quarter of 2025, we repaid $1.5 million of the outstanding principal balance on the ABL Facility with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was most recently amended on May 12, 2025, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility with an outstanding principal amount of $51.1 million as of December 31, 2025. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is June 28, 2030 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.00% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date. We repaid $2.5 million of the outstanding principal balance of the term loan facility with proceeds from the sale of assets as further discussed in Note 3, Sale of Assets.
•
A delayed draw term loan facility in the maximum principal amount of $25.0 million. Loans under the delayed draw term loan facility may be requested at any time until December 30, 2026. Proceeds of the delayed draw term loan are permitted to be used for Permitted Acquisitions. There were no borrowings on this facility at December 31, 2025.

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

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an expiration date of March 19, 2028. We estimated the grant-date fair value of the warrants issued using the Black Scholes option pricing model and recorded a debt discount of approximately $766 thousand in 2020 for the 500,000-share warrant and $536 thousand in 2021 for the 350,000-share warrant which was amortized over the term of the Credit Agreement. We also executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time.

Green Remedies Promissory Note

On October 19, 2020, we issued an unsecured subordinated promissory note to the seller of Green Remedies in the aggregate principal amount of $2.7 million, payable commencing on January 1, 2021 in quarterly installments through October 1, 2025 and subject to an interest rate of 3.0% per annum. This promissory note was fully repaid in 2025.

Interest Expense

The amount of interest expense related to borrowings for the years ended December 31, 2025 and 2024 was $7.6 million and $8.1 million, respectively. Interest expense related to amortization of debt issuance fees, debt discount costs and interest related to vendor supply chain financing programs was $1.6 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

Refer to Note 16, Subsequent Events for additional information on the Company’s subsequent refinancing of the certain notes payable.

8. Leases

Our leases are primarily related to office space and certain equipment. The leases are classified as operating leases, for which we recorded a right of use asset. Our primary leases include:

•
Former primary headquarters in The Colony, Texas. We recorded a right of use asset associated with this lease, which was modified in 2022, of approximately $1.6 million. We used an effective interest rate of 4.56%, which was our incremental borrowing rate in effect at the date of the lease amendment as the lease does not provide a readily determinable implicit rate. In January 2026, we entered into a sublease agreement for this office space. The sublease agreement is effective through December 31, 2027, at which time our lease for the space will terminate.
•
Chadds Ford, PA office. We recorded a right of use asset associated with this lease, which was modified in 2022, of approximately $749 thousand. The lease expires in October 2026. We used an effective interest rate of 7.5%, which was our incremental borrowing rate in effect at the acquisition date of RWS as the lease does not provide a readily determinable implicit rate. This lease may be terminated under certain conditions as defined in the lease agreement.
•
Equipment leases. During the year ended December 31, 2025, we entered into sale-leaseback agreements with a third party for certain compactors and related equipment owned by us. The equipment leases are classified as operating leases, with lease terms of 5 years. We recorded right of use assets associated with these equipment leases of $1.3 million. We used effective interest rates ranging from 6.72% to 7.32%, using the incremental borrowing rate at the inception of each lease agreement as the agreements do not provide a readily determinable implicit rate.

The weighted average remaining life of our operating leases is 3.6 years and 2.8 years as of December 31, 2025 and 2024, respectively. The weighted average discount rate for our operating leases is 6.2% and 5.1% at December 31, 2025 and 2024, respectively.

The future minimum lease payments required under our operating leases as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Amount
2026	$809
2027	712
2028	325
2029	325
2030	245
Total lease payments	2,416
Less: Interest	(282)
Present value of lease payments	$2,134

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet (in thousands).

	As of December 31,
	2025	2024
Operating Leases
Right-of-use operating lease assets:
Property and equipment, net and other assets	$2,112	$1,305

Lease liabilities:
Accounts payable and accrued liabilities	$621	$434
Other long-term liabilities	1,513	833
Total operating lease liabilities	$2,134	$1,267

Lease Costs

For the years ended December 31, 2025 and 2024, we recorded $689 thousand and $811 thousand, respectively, of fixed cost operating lease expense.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the years ended December 31, 2025 and 2024.

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

Revenue Recognition

We recognize revenue net of any contracted pricing discounts or rebate arrangements. Revenue from equipment rentals is based on a fixed amount and recognized over the life of the lease.

We generally recognize revenue for the gross amount of consideration received when we hold complete responsibility to the customer for contract fulfillment, making us the primary obligor (or principal). Depending on the key terms of the arrangement, which may include situations in which we are not primarily obligated or we do not have credit risk, we may record the revenue net of certain cost amounts. We had certain management fee contracts accounted for under the net basis method with net revenue of $311 thousand and $455 thousand for the years ended December 31, 2025 and 2024, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. We operate primarily in the United States, with minor services in Canada.

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue Type:
Services	$237,585	$277,257
Product sales and other	12,632	11,275
Total revenue	$250,217	$288,532

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of December 31, 2025 and 2024, we had $128 thousand and $1.0 million, respectively, of deferred revenue, which was classified in “Other current liabilities.”

10. Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure those using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of December 31, 2025 and 2024, and we have recorded a valuation allowance of $25.3 million and $21.4 million, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying consolidated financial statements.

The components of net deferred taxes are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets (liabilities):
Net operating loss	$3,333	$1,258
Depreciation and amortization	8,821	9,271
Stock-based compensation	4,621	4,637
Interest expense	8,153	6,005
Capitalized software costs	180	(21)
Bonus accrual	(46)	131
Allowance for doubtful accounts	205	218
Other	82	(98)
Total deferred tax assets, net	25,349	21,401
Less: valuation allowance	(25,349)	(21,401)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 26%. We had income tax expense of $16 thousand and $291 thousand for the years ended December 31, 2025 and 2024, respectively, which is attributable to state obligations for states with no net operating loss carryforwards, the continued reserve against the benefit of the net operating losses at the federal level, and other timing differences. The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Current	$16	$291
Deferred	—	—
Total	$16	$291

The reconciliation between the income tax expense calculated by applying statutory rates to net loss and the income tax expense reported in the accompanying consolidated financial statements is as follows (in thousands):

	Years Ended December 31,
	2025		2024
	Tax Expense	Rate	Tax Expense	Rate
U.S. federal statutory rate applied to pretax loss	$(3,227)	21.0%	$(3,102)	21.0%
State taxes - current, net of federal benefit	13	(0.1)%	291	(2.0)%
State taxes - deferred	(802)	5.2%	(808)	5.5%
Permanent differences	47	(0.3)%	(171)	1.2%
Change in state tax rates	20	(0.1)%	30	(0.2)%
Other	17	(0.1)%	63	(0.4)%
Change in valuation allowance	3,948	(25.7)%	3,988	(27.0)%
Total	$16	(0.1)%	$291	(1.9)%

The Company’s state income tax expense for the year ended December 31, 2025 primarily relates to operations in Texas, which represent more than 50% of the total state tax expense recognized for the period.

As of December 31, 2025 and 2024, we had federal income tax net operating loss carryforwards of approximately $12.6 million and $4.8 million, respectively. $8.3 million of the 2025 net operating loss carryforwards can be carried forward indefinitely, and the remaining balance primarily expires at various dates ranging from 2036 through 2037. We are subject to limitations existing under

Internal Revenue Code Section 382 (Change of Control) relating to the availability of the operating loss; therefore, utilization of a portion of the Company's net operating loss may be limited in future years.

As of December 31, 2025 and 2024, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during 2026. It is our policy to classify interest and penalties on income taxes as interest expense or penalties expense, should any be incurred.

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

We are potentially subject to tax audits for federal and state tax returns for tax years ended 2021 to 2025. Tax audits by their very nature are often complex and can require several years to complete.

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

12. Commitments and Contingencies

Claims and Indemnifications

During the normal course of business, we make certain indemnities and commitments under which we may be required to make payments in relation to certain transactions. These may include (i) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our bylaws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities and commitments do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. In addition, we may be named defendants in various claims and lawsuits for alleged damages to persons and property and alleged liabilities occurring during the ordinary operation of a waste management business. We have not incurred costs to defend lawsuits or settle claims related to indemnification agreements. We believe the estimated fair value of these claims or agreements is minimal. Accordingly, we had no liabilities recorded for these agreements as of December 31, 2025 and 2024.

Medical Self-Insured Losses

Beginning in 2024, we offered employee health benefits via a partially self-insured medical benefit plan. We contracted with a third-party administrator for medical claims and benefit processing, and participant claims exceeding certain limits were covered by a stop-loss insurance policy. In June 2025, the Company terminated its self-insured medical plan and enrolled in a fully-insured medical plan. Estimated health claims incurred but not reported under the self-insured plan are deemed insignificant as of December 31, 2025.

Defined Contribution Plan

We maintain a defined contribution 401(k) plan covering substantially all full-time employees. Employees are permitted to make voluntary contributions, which we match at a certain percentage, to the plan. For the years ended December 31, 2025 and 2024, our plan contribution expense was $485 thousand and $373 thousand, respectively.

13. Stockholders’ Equity

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or were outstanding as of December 31, 2025 and 2024. Preferred stock is to be designated in classes or series and the number of each class or series and the voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation of each class or series of stock as the Board of Directors shall determine in its sole discretion.

Common Stock

Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 20,959,751 and 20,606,395 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

Employee Stock Purchase Plan

On September 17, 2014, our stockholders approved our 2014 Employee Stock Purchase Plan (“2014 ESPP”). On July 8, 2024, our stockholders approved the adoption of our 2024 Employee Stock Purchase Plan (“2024 ESPP”), which became effective on November 15, 2024 and replaced the 2014 ESPP for all future purchases. We recorded expense of $106 thousand related to the 2024 ESPP and $87 thousand related to the 2014 ESPP during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the remaining number of shares of common stock available for grant under the 2024 ESPP is 152,582.

During the year ended December 31, 2025, we issued an aggregate 97,418 shares of common stock for an aggregate exercise price of $151 thousand to employees under our 2024 ESPP, as follows:

•
On May 14, 2025, we issued 45,261 shares for $78 thousand.
•
On November 14, 2025, we issued 52,157 shares for $73 thousand.

During the year ended December 31, 2024, we issued an aggregate 43,150 shares of common stock for an aggregate exercise price of $260 thousand to employees under our 2014 ESPP, as follows:

•
On May 14, 2024, we issued 24,763 shares for $150 thousand.
•
On November 14, 2024, we issued 18,387 shares for $110 thousand.

Warrants

The following table summarizes the warrants issued and outstanding as of December 31, 2025 and 2024:

Warrants Issued and Outstanding as of December 31, 2025
	Date of		Exercise	Shares of
Description	Issuance	Expiration	Price	Common Stock
Exercisable warrants	10/19/2020	3/19/2028	$1.50	500,000
Exercisable warrants	10/19/2021	3/19/2028	$1.50	350,000
Total warrants issued and outstanding				850,000

No warrants were issued, exercised or expired during the years ended December 31, 2025 and 2024.

Incentive Compensation Plan

On July 8, 2024, our stockholders approved the adoption of our 2024 Incentive Compensation Plan (the “2024 Plan”), which replaced the 2012 Incentive Compensation Plan, adopted in October 2012, for all future grants. Awards previously granted under the 2012 Plan are unaffected by the adoption of the 2024 Plan and remain outstanding under the terms pursuant to which they were granted. The 2024 Plan allows for the grant of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, deferred stock units, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property in our sole discretion. The purpose of our 2024 Plan is to assist us and our Designated Subsidiaries (as such term is defined in the 2024 Plan) in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, non-employee directors, and individual consultants who provide services to us or our Designated Subsidiaries, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. The 2024 Plan is administered by the compensation committee of the board of directors. Our policy is to fulfill any exercise of options from common stock that is authorized and unissued. The maximum number of shares of common stock available for grant under the 2024 Plan is 1,500,000, of which 519,618 shares remain available for grant as of December 31, 2025.

Stock Options

The following table summarizes the stock option activity from January 1, 2024 through December 31, 2025:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at January 1, 2024	2,869,013	$1.17 — $23.20	$3.33
Granted	15,000	$6.98 — $7.63	$7.41
Exercised	(324,736)	$1.48 — $6.40	$3.43
Canceled/Forfeited	(47,828)	$1.83 — $23.20	$6.95
Outstanding at December 31, 2024	2,511,449	$1.17 — $10.32	$3.28
Exercised	(37,500)	$1.17 — $1.65	$1.30
Canceled/Forfeited	(162,677)	$1.51 — $10.32	$5.03
Outstanding at December 31, 2025	2,311,272	$1.35 — $8.68	$3.18

There were no employee stock options granted during the year ended December 31, 2025. The weighted-average grant-date fair value of options granted during the year ended December 31, 2024 was $4.43.

For the years ended December 31, 2025 and 2024, the intrinsic value of options outstanding was $238 thousand and $8.2 million, respectively, and the intrinsic value of options exercisable was $238 thousand and $8.1 million, respectively.

The following additional information applies to options outstanding at December 31, 2025:

Weighted-Average Remaining Contractual Life	2.3
Options Exercisable at December 31, 2025	2,284,606
Weighted-Average Exercise Price of Options Exercisable	$ 3.14

The following additional information applies to options outstanding at December 31, 2024:

Weighted-Average Remaining Contractual Life	4.5
Options Exercisable at December 31, 2024	2,329,985
Weighted-Average Exercise Price of Options Exercisable	$ 3.07

Stock option expense was $258 thousand and $516 thousand for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, the balance of unearned stock option compensation to be expensed in future periods related to unvested option awards was approximately $81 thousand. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.45 years.

We account for all stock-based payment awards made to employees and non-employee directors, including stock options and employee stock purchases, based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model, and the value of the portion of the award is recognized as expense over the requisite service period. We recognize the effects of forfeitures in compensation cost when they occur.

We use the Black-Scholes option-pricing model as our method of valuation. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share-based payment awards on the date of grant, as determined by the Black-Scholes model, is affected by our stock price as well as other assumptions. These assumptions include the expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors.

There were no employee stock options granted during the year ended December 31, 2025. The weighted-average estimated value of employee stock options granted during the year ended December 31, 2024 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024
Expected volatility	—	62%
Risk-free interest rate	—	4.00%
Expected dividends	—	0.00%
Expected term in years	—	5.9

Deferred Stock Units

The following table summarizes DSU activity from January 1, 2024 through December 31, 2025:

	Deferred Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at January 1, 2024	231,635	$4.18
Granted	35,519	$8.45
Less: Released	(16,053)	$4.38
Outstanding at December 31, 2024	251,101	$4.77
Granted	76,016	$2.20
Less: Released	(112,677)	$4.16
Outstanding at December 31, 2025	214,440	$4.18

During the year ended December 31, 2025, we granted 76,016 DSUs to non-employee directors and recorded compensation expense of $167 thousand related to the grants. In addition, during the year ended December 31, 2025, we recorded compensation expense of $39 thousand, which represents an accrual of anticipated bonus expense to be paid in DSUs for certain employees. This bonus accrual is recorded in accrued liabilities until the bonus is paid and the DSUs are granted. During the year ended December 31, 2024, we granted 23,529 DSUs to non-employee directors and recorded compensation expense of $194 thousand related to the grants. In addition, during the year ended December 31, 2024, we granted 11,990 DSUs to employees, and we recorded compensation expense of $8 thousand for an anticipated bonus expense accrual for certain employees. Because DSUs are fully vested when issued, there is no unrecognized compensation expense as of December 31, 2025.

Restricted Stock Units

The following table summarizes RSU activity from January 1, 2024 through December 31, 2025:

	Restricted Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding and unvested at January 1, 2024	61,056	$7.37
Granted	219,045	$8.16
Less: Vested and released	(61,056)	$7.37
Less: Forfeited	(1,000)	$8.35
Outstanding and unvested at December 31, 2024	218,045	$8.16
Granted	639,800	$2.53
Less: Vested and released	(126,715)	$8.03
Less: Forfeited	(96,667)	$3.81
Outstanding at December 31, 2025	634,463	$3.17

During the year ended December 31, 2025, we granted 120,000 RSUs to non-employee directors and 519,800 RSUs to certain employees, and we recorded compensation expense for unvested RSUs totaling $320 thousand and $727 thousand, respectively. During the year ended December 31, 2024, we granted 52,045 RSUs to non-employee directors and 167,000 RSUs to certain employees, and we recorded compensation expense for unvested RSUs totaling $434 thousand and $323 thousand, respectively.

During the year ended December 31, 2025, RSUs with an aggregate fair value of $275 thousand vested. The fair value of the vesting was determined based on the Company’s closing stock price on the date of vest. As of December 31, 2025, there was $1.5 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.97 years.

Performance Stock Units

The following table summarizes PSU activity from January 1, 2024 through December 31, 2025:

	Performance Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at January 1, 2024	—	—
Granted	130,000	$7.57
Outstanding at December 31, 2024	130,000	$7.57
Granted	313,650	$3.85
Less: Forfeited	(182,500)	$5.22
Outstanding at December 31, 2025	261,150	$4.74

During the years ended December 31, 2025 and 2024, we granted 313,650 PSUs and 130,000 PSUs, respectively, to certain employees under our 2024 Plan. The number of shares of our common stock that each participant is eligible to receive will be determined based on the initial target number of PSUs granted and the actual performance level achieved.

We evaluate the probability of the common stock issuance for these awards and adjust the expense as appropriate. As of December 31, 2025 and 2024, it was not probable that we would meet the performance criteria at the end of the respective performance periods for the outstanding PSUs; therefore, we have not recognized any compensation expense related to the PSUs. Outstanding unvested PSUs have a remaining weighted average recognition period of 2 years as of December 31, 2025.

14. Net Loss per Share

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(15,382)	$(15,063)
Denominator:
Weighted average common shares outstanding, basic	20,998	20,617
Effect of dilutive securities	—	—
Weighted average common shares outstanding, diluted	20,998	20,617
Net loss per share
Basic	$(0.73)	$(0.73)
Diluted	$(0.73)	$(0.73)

Total anti-dilutive securities excluded from diluted net loss per share	1,072	33

15. Supplemental Cash Flow Information

The following is provided as supplemental information to the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$7,116	$8,790
Cash paid (refunded) for income taxes, net:
Federal	$(502)	$507
State and local
Texas	92	$120
Iowa	(103)	—
Illinois	—	65
California	(30)	2
Other states (aggregate)	(80)	95
Total state and local	(121)	282
Total income taxes paid (refunded), net	$(623)	$789

Supplemental non-cash activities:
Receivable for sale of fixed assets	$74	$—
Liabilities assumed in exchange for right of use lease assets	$1,338	$—
Debt issuance costs added to note payable	$—	$831
Accrued interest converted to note payable	$—	$290

16. Subsequent Events

Monroe Eighth Amendment to Credit Agreement

On March 12, 2026, we and certain of our domestic subsidiaries entered into the Monroe Eighth Amendment to the Credit Agreement with Monroe Capital, as administrative agent for the lenders thereto, and the lenders. The Monroe Eighth Amendment amended the Credit Agreement to, among other things, modify the financial covenants.

Monroe Warrants Amendment

As previously disclosed, on October 19, 2020 we granted a warrant to purchase 500,000 shares exercisable immediately and subsequently issued a warrant to purchase 350,000 shares on October 19, 2021 to affiliates of the Holders in connection with the Warrants. On March 12, 2026, we and the Holders entered into an Amendment to Warrant to Purchase Common Stock to each of the Warrants to extend the expiration date of the Warrants from March 19, 2028 to June 28, 2030.

Texas Capital Bank Loan Agreement

On March 12, 2026, we and certain of our domestic subsidiaries entered into the TCB Loan Agreement. Capitalized terms not otherwise defined herein have the meanings set forth in the TCB Loan Agreement. Among other things, the TCB Loan Agreement provides for an asset-based revolving credit facility in the maximum principal amount of $40.0 million with a sublimit for issuance of letters of credit of up to $3.5 million. Each loan under the revolving credit facility bears interest at the rate equal to the lesser of (a) the Maximum Rate and (b) the Applicable Rate of Term SOFR plus the Applicable Margin. The maturity date of the revolving credit facility is December 30, 2029. The revolving credit facility contains an accordion feature permitting the revolving credit facility to be increased by up to $10 million.

Certain of our domestic subsidiaries are the borrowers under the TCB Loan Agreement. We and certain of our domestic subsidiaries are guarantors under the TCB Loan Agreement. As security for the obligations of the borrowers under the TCB Loan Agreement, (i) the borrowers under the TCB Loan Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of our direct and indirect subsidiaries, and (ii) the guarantors under the TCB Loan Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of certain of our direct and indirect domestic subsidiaries.

The TCB Loan Agreement contains certain financial covenants, including a minimum fixed charge coverage ratio. In addition, the TCB Loan Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The TCB Loan Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, change of control, and failure of any guaranty or security document supporting the TCB Loan Agreement to be in full force and effect. Upon the occurrence of an event of default, the outstanding obligations under the TCB Loan Agreement may be accelerated and become immediately due and payable.

On March 12, 2026, contemporaneously with the execution and delivery of the TCB Loan Agreement, the PNC Loan Agreement was terminated in accordance with its terms thereof and all outstanding amounts thereunder were repaid.