Form 10-Q
period 2026-03-31
Quest Resource Holding Corp
filed 2026-05-08
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 21,013,620 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,139	$1,014
Accounts receivable, less allowance for doubtful accounts of $712 and $780 as of March 31, 2026 and December 31, 2025, respectively	52,055	49,010
Prepaid expenses and other current assets	1,260	1,174
Total current assets	54,454	51,198

Goodwill	81,065	81,065
Intangible assets, net	7,002	7,650
Property and equipment, net, and other assets	5,460	5,638
Total assets	$147,981	$145,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,906	$38,384
Other current liabilities	65	128
Current portion of notes payable	540	1,015
Total current liabilities	42,511	39,527

Notes payable, net	63,414	63,999
Other long-term liabilities	3,394	1,513
Total liabilities	109,319	105,039

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 21,014 and 20,960 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	181,452	180,984
Accumulated deficit	(142,811)	(140,493)
Total stockholders’ equity	38,662	40,512
Total liabilities and stockholders’ equity	$147,981	$145,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$61,735	$68,430
Cost of revenue	52,070	57,499
Gross profit	9,665	10,931
Operating expenses:
Selling, general, and administrative	8,389	11,412
Depreciation and amortization	1,045	1,543
(Gain) loss on sale of assets, net	(11)	4,430
Impairment loss	—	1,707
Total operating expenses	9,423	19,092
Operating income (loss)	242	(8,161)
Interest expense	(2,050)	(2,267)
Loss on extinguishment of debt	(488)	—
Loss before taxes	(2,296)	(10,428)
Income tax expense (benefit)	22	(22)
Net loss	$(2,318)	$(10,406)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.11)	$(0.50)
Weighted average number of common shares outstanding
Basic and diluted	21,197	20,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In Thousands)

For the Three Months Ended March 31, 2026

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2025	20,960	$21	$180,984	$(140,493)	$40,512
Stock-based compensation	—	—	311	—	311
Release of restricted stock units	82	—	—	—	—
Tax withholdings related to net stock settlements	(28)	—	(41)	—	(41)
Warrant modification	—	—	198	—	198
Net loss	—	—	—	(2,318)	(2,318)
Balance, March 31, 2026	21,014	$21	$181,452	$(142,811)	$38,662

For the Three Months Ended March 31, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2024	20,606	$21	$179,246	$(125,111)	$54,156
Stock-based compensation	—	—	612	—	612
Net loss	—	—	—	(10,406)	(10,406)
Balance, March 31, 2025	20,606	$21	$179,858	$(135,517)	$44,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,318)	$(10,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	181	241
Amortization of intangibles	1,027	1,504
Amortization of debt issuance costs and discounts	161	199
Provision for doubtful accounts	68	315
Stock-based compensation	388	662
(Gain) loss on sale of assets, net	(11)	4,430
Impairment loss	—	1,707
Loss on extinguishment of debt	488	—
Changes in operating assets and liabilities:
Accounts receivable	(3,187)	(1,769)
Prepaid expenses and other current assets	(71)	(75)
Security deposits and other assets	(11)	—
Accounts payable and accrued liabilities	3,567	2,993
Deferred revenue and other liabilities	(92)	(859)
Net cash provided by (used in) operating activities	190	(1,058)
Cash flows from investing activities:
Purchase of property and equipment	(80)	(168)
Purchase of intangible assets	(379)	(289)
Proceeds from sale of assets	86	5,004
Net cash (used in) provided by investing activities	(373)	4,547
Cash flows from financing activities:
Proceeds from credit facilities	19,836	27,463
Repayments of credit facilities	(17,174)	(26,518)
Proceeds from long-term debt	—	390
Repayments of long-term debt	(2,135)	(3,790)
Tax payments for net share settlements	(41)	—
Debt issuance costs	(178)	—
Net cash provided by (used in) financing activities	308	(2,455)
Net increase in cash and cash equivalents	125	1,034
Cash and cash equivalents at beginning of period	1,014	396
Cash and cash equivalents at end of period	$1,139	$1,430

Supplemental cash flow information:
Cash paid for interest	$1,678	$1,400
Cash paid (refunded) for income taxes, net	$(54)	$4
Supplemental non-cash investing and financing activities:
Receivable for sale of fixed assets	$44	$—
Debt issuance costs added to notes payable	$690	$—
Debt issuance cost added to other long-term liabilities	$2,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. The Company and Description of Business

The accompanying condensed consolidated financial statements include the accounts of Quest Resource Holding Corporation (“QRHC”) and its subsidiaries, Quest Resource Management Group, LLC (“Quest”), Quest Equipment, LLC, Youchange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC, Quest Sustainability Services, Inc.and Global Alerts, LLC (collectively, “we”, “us”, or “our company”).

We are a national provider of waste and recycling management services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables to maximize resource utilization. Our programs and services also enable our customers to address their business sustainability and environmental, social and governance goals and responsibilities, while also receiving optimized operational efficiencies and lower costs. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2026 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2025 condensed consolidated balance sheet data from audited financial statements.

Our chief operating decision maker (“CODM”), the President and Chief Executive Officer, manages our company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenue, selling, general and administrative) at the consolidated level to manage our operations. Other segment items included in consolidated net income (loss) are interest expense and income tax expense (benefit), which are reflected in the condensed consolidated statements of operations. For expenses incurred during the three months ended March 31, 2026 and 2025, refer to our condensed consolidated statements of operations.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income/Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU No. 2024-03.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal—Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes guidance on accounting for costs related to internal-use software. This ASU removes references to software development project stages and applies a more principles-based approach for capitalization. The ASU also clarifies related disclosure requirements. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively, retrospectively or using a modified transition approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU, but we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Subtopic 270-10): Narrow-Scope Improvements, which clarifies the interim disclosure requirements in Topic 270 to improve consistency of interim financial reporting. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. This guidance is only related to disclosures, and early adoption is permitted. We are currently evaluating the impact of adopting this ASU, but we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Sale of Assets

On March 31, 2025, Quest entered into an asset purchase agreement (the “APA”) with Lincoln Waste Solutions, LLC, a Connecticut limited liability company (“Purchaser”), and completed the sale to Purchaser of substantially all of the assets used in Quest’s divested business operations as set forth in the APA (the “Transaction”). The selling price of the assets was approximately $5.0 million in cash plus (i) additional amounts, not to exceed $6.5 million, based on the future performance of the contracts sold over the three years following the date of sale (collectively, the “Milestone Payments”) and (ii) a one-time payment based on the Purchaser’s ability to collect the accounts receivable and other monies due for sales and delivery of goods, performance of services and other business transactions, subject to certain other adjustments as set forth in the APA. The APA also includes clawback provisions, not to exceed $5.0 million, to be applied against the receipt of any future Milestone Payments if certain metrics were not met within the first four months of the date of sale. As of March 31, 2026, we do not believe that estimated contingent proceeds due to us, net of amounts owed to the Purchaser, will have a material effect on our business, financial condition, results of operations, or cash flows.

In connection with the sale of the assets, we recognized a $4.4 million loss on sale of assets in the three months ended March 31, 2025 based on the carrying value of sold assets classified as held for sale at December 31, 2024. We will adjust the purchase price as the Milestone Payments net of clawback adjustments become reasonably estimable. The cash proceeds received at the time of sale were used to repay debt as further discussed in Note 8, Notes Payable and Other Long-Term Liabilities.

During the quarter ended March 31, 2026, we entered into a sale leaseback agreement with a third party for certain compactor and related equipment. We recognized a gain on sale of approximately $11 thousand on these equipment sales.

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

The changes in our allowance for doubtful accounts of trade receivables for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Beginning balance	$780	$831
Bad debt expense	68	315
Uncollectible accounts written off, net	(136)	(273)
Ending balance	$712	$873

5. Property and Equipment, Net, and Other Assets

At March 31, 2026 and December 31, 2025, property and equipment, net, and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
	(Unaudited)
Property and equipment, net of accumulated depreciation of $3,506 and $3,447 as of March 31, 2026 and December 31, 2025, respectively	$2,736	$2,883
Right-of-use operating lease assets	2,008	2,112
Security deposits and other assets	716	643
Property and equipment, net, and other assets	$5,460	$5,638

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended March 31, 2026 was $181 thousand, including $163 thousand of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts. Depreciation expense for the three months ended March 31, 2025 was $241 thousand, including $202 thousand of depreciation expense reflected within “Cost of revenue”.

Right-of-use operating lease assets are recognized in accordance with ASC 842. See Note 9, Leases for additional information.

6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows (in thousands):

March 31, 2026 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	5 years	$20,685	$18,740	$1,945
Software	7 years	6,119	1,780	4,339
Trademarks	7 years	2,026	1,308	718
Non-compete agreements	3 years	140	140	—
Total finite-lived intangible assets		$28,970	$21,968	$7,002

December 31, 2025	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	5 years	$20,685	$17,979	$2,706
Software	7 years	5,740	1,586	4,154
Trademarks	7 years	2,026	1,236	790
Non-compete agreements	3 years	140	140	—
Total finite-lived intangible assets		$28,591	$20,941	$7,650

March 31, 2026 (Unaudited) and December 31, 2025	Estimated Useful Life	Carrying Amount
Indefinite-lived intangible asset:
Goodwill	Indefinite	$81,065

We compute amortization using the straight-line method over the useful lives of the finite-lived intangible assets. Amortization expense related to finite-lived intangible assets was $1.0 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.

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

7. Current Liabilities

The components of accounts payable and accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2026	2025
	(Unaudited)
Accounts payable	$37,278	$34,105
Accrued taxes	460	382
Employee compensation (1)	2,449	2,049
Operating lease liability - current portion	687	621
Accrued interest	578	532
Miscellaneous	454	695
Accounts payable and accrued liabilities	$41,906	$38,384

(1) Employee compensation includes accrued severance and retirement costs of approximately $542 thousand and $766 thousand at March 31, 2026 and December 31, 2025, respectively.

See Note 9, Leases for additional disclosure related to the operating lease liabilities.

8. Notes Payable and Other Long-Term Liabilities

Our debt obligations were as follows (in thousands):

	Interest	March 31,	December 31,
	Rate (1)	2026	2025
		(Unaudited)
Monroe Term Loan (2)	11.28%	$48,958	$51,093
TCB ABL Facility (3)	6.18%	19,623	—
PNC ABL Facility	—	—	15,639
PNC Equipment Term Loan 1	—	—	345
PNC Equipment Term Loan 2	—	—	147
Total notes payable		68,581	67,224
Less: Current portion of notes payable		(540)	(1,015)
Less: Unamortized debt issuance costs and discounts		(4,627)	(2,210)
Notes payable, net		$63,414	$63,999

(1) Interest rates as of March 31, 2026
(2) Bears interest based on SOFR plus Applicable Margin ranging from 5.5% to 7.5%
(3) Bears interest based on SOFR plus Applicable Margin ranging from 1.75% to 2.75%

We capitalize financing costs we incur related to implementing our debt arrangements. We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in debt issuance costs and discounts (in thousands).

March 31,
2026

Debt issuance costs and discounts, net of accumulated amortization
Balance at December 31, 2025	$2,210
Financing costs deferred and discounts	3,065
Less: Amortization expense	(160)
Less: Write-off of costs in debt extinguishment	(488)
Balance at March 31, 2026 (Unaudited)	$4,627

Revolving Credit Facility

On March 12, 2026, QRHC and certain of its domestic subsidiaries entered into a Loan and Security Agreement with Texas Capital Bank (the “TCB Loan Agreement”). Capitalized terms not otherwise defined herein have the meanings set forth in the TCB Loan Agreement. Among other things, the TCB Loan Agreement provides for an asset-based revolving credit facility (the “TCB ABL Facility”) in the maximum principal amount of $40.0 million with a sublimit for issuance of letters of credit of up to $3.5 million. The maturity date of the TCB ABL Facility is December 30, 2029. The TCB ABL Facility contains an accordion feature permitting the TCB ABL Facility to be increased by up to $10 million.

Certain of QRHC’s domestic subsidiaries are the borrowers under the TCB Loan Agreement. QRHC and certain of its domestic subsidiaries are guarantors under the TCB Loan Agreement. As security for the obligations of the borrowers under the TCB Loan Agreement, (i) the borrowers under the TCB Loan Agreement have granted a first priority lien on substantially all of their tangible and intangible personal property, including a pledge of the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect subsidiaries, and (ii) the guarantors under the TCB Loan Agreement have granted a first priority lien on the capital stock and membership interests, as applicable, of certain of QRHC’s direct and indirect domestic subsidiaries.

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

The TCB ABL Facility bears interest, at the lesser of the Maximum Rate, as defined in the TCB Loan Agreement, or the Applicable Rate of Term SOFR for the interest period in effect, plus a margin ranging from 1.75% to 2.75%.

In connection with the TCB ABL Facility, we incurred a fee of $300 thousand as well as other direct costs of approximately $568 thousand, which are being amortized over the life of the TCB ABL Facility.

The TCB Loan Agreement replaced our Loan, Security and Guaranty Agreement, dated as of August 5, 2020, and as subsequently amended, with PNC Bank, National Association, successor to BBVA USA, which was paid in full and terminated effective March 12, 2026. We recorded $488 thousand in loss on extinguishment of debt in connection with this loan termination, primarily due to the write-off of the unamortized portion of debt issuance costs.

As of March 31, 2026, the TCB ABL Facility borrowing base availability was $38.6 million, of which $19.6 million of principal was outstanding.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”), dated as of October 19, 2020, which was most recently amended on March 12, 2026, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility, which had a principal amount of $49.0 million as of March 31, 2026. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is June 28, 2030 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.0% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date.
•
A delayed draw term loan facility in the maximum principal amount of $25.0 million. Loans under the delayed draw term loan facility may be requested at any time until December 30, 2026. Proceeds of the delayed draw term loan are permitted to be used for Permitted Acquisitions. There were no borrowings on this facility at March 31, 2026.

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an initial expiration date of March 19, 2028. On March 12, 2026, we executed an amendment to extend the expiration of the warrants to June 28, 2030. We estimated the change in fair value of the amended warrants using the Black-Scholes option pricing model and recorded a debt discount for $198 thousand, which is being amortized over the remaining term of the Credit Agreement. The initial fair value of the warrants was fully amortized over the initial term of the Credit Agreement. At the time of the initial warrant issuance, we executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1.0 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time.

In March 2026, we amended our Credit Agreement to, among other things, modify its financial covenants. As a result of this modification, we entered into a fee arrangement with Monroe Capital for the payment of an exit fee upon the occurrence of certain triggering events, which include a change in control, a debt refinancing, or the maturity of the Credit Agreement. The minimum fee that would be due to Monroe Capital per the arrangement is $2.0 million, and there is no limit to the maximum fee to be paid. This fee has been included in debt issuance costs and other long-term liabilities at March 31, 2026, and is being amortized to interest expense over the remaining term of the Credit Agreement. The value of the estimated liability for the exit fee will be adjusted if there is a material change in our estimate prior to a triggering event.

Debt Covenants

Our TCB Loan Agreement and our Credit Agreement contain certain financial covenants, including a minimum fixed charge coverage ratio. We are in compliance with financial covenants under our loan agreements at March 31, 2026 and expect to be in compliance for the remainder of 2026 and thereafter.

Interest Expense

The amount of interest expense related to borrowings for the three months ended March 31, 2026 and 2025 was $1.8 million and $1.8 million, respectively. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $0.3 million and $0.4 million, respectively, for the three months ended March 31, 2026 and 2025.

Other Long-Term Liabilities

	March 31,	December 31,
	2026	2025
	(Unaudited)
Operating lease liability - long-term portion	$1,351	$1,513
Monroe Term Loan exit fee	2,000	—
Other	43	—
Other long-term liabilities	$3,394	$1,513

9. Leases

Our leases are primarily related to office space and certain equipment. The leases are classified as operating leases, for which we recorded a right of use asset.

Lease Costs

Fixed cost operating lease expense for the three months ended March 31, 2026 was $157 thousand, including $82 thousand reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts. Fixed cost operating lease expense for the three months ended March 31, 2025 was $178 thousand.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the three months ended March 31, 2026 and 2025.

In January 2026, we entered into a sublease agreement for our office space located in The Colony, Texas. The sublease agreement is effective through December 31, 2027, at which time our lease for the space will terminate. The sublease agreement is accounted for as an operating lease, and we recognized sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement. Rental income for the subleased property approximated the rental expense for the office space for the three months ended March 31, 2026.

In March 2026, we entered into a new office lease effective as of May 2026 which expires August 2031. The office space is located in Irving, Texas, and is comprised of approximately 4,000 square feet, resulting in a smaller space for the Company largely due to our current hybrid work environment. The lease will be accounted for as an operating lease, and rent expense will be recognized on a straight-line basis over the term of the lease.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet (in thousands).

	March 31,	December 31,
	2026	2025
Operating leases:	(Unaudited)
Right-of-use operating lease assets:
Property and equipment, net and other assets	$2,008	$2,112

Lease liabilities:
Accounts payable and accrued liabilities	$687	$621
Other long-term liabilities	1,351	1,513
Total operating lease liabilities	$2,038	$2,134

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

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. In situations in which we are not primarily obligated nor do we have credit risk, we record the revenue net of certain cost amounts. During the three months ended March 31, 2026 and 2025, we had certain management fee contracts accounted for under the net basis method with net revenue totaling $69 thousand and $93 thousand, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. One customer accounted for 20.3% of revenue for the three months ended March 31, 2026 and 24.2% of revenue for the three months ended March 31, 2025. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In Thousands)
Revenue Type:
Services	$58,521	$65,193
Product sales and other	3,214	3,237
Total revenue	$61,735	$68,430

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of March 31, 2026 and December 31, 2025, we had $65 thousand and $128 thousand, respectively, of deferred revenue.

11. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax (benefit) expense of $22 thousand and $(22) thousand for the three months ended March 31, 2026 and 2025, respectively, which for income tax expense was attributable to state tax obligations for states with no net operating loss carryforwards, the continuing reserve against the benefit of net operating loss carryforwards at the federal level, and other timing differences.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our deferred tax assets was not reasonably assured as of March 31, 2026 and December 31, 2025, and we recorded a valuation allowance of $26.2 million and $25.3 million, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of March 31, 2026 and December 31, 2025, we had federal income tax net operating loss carryforwards of approximately $15.6 million and $12.6 million, respectively. All of the federal income tax net operating loss carryforwards have an indefinite carryforward period limited to 80% of taxable income per year.

12. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, deferred revenue, notes payable, and other long-term liabilities. We do not believe that we are exposed to significant currency or credit risks arising from these financial instruments. Our variable rate indebtedness subjects us to interest rate risk as all of the borrowings under the senior secured credit facilities bear interest at variable rates. The fair values of our financial instruments approximate their carrying values, based on their short maturities or, for notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy.

13. Stockholders’ Equity

Preferred Stock – Our authorized preferred stock consists of 10,000,000 shares of preferred stock with a par value of $0.001, of which no shares have been issued or are outstanding.

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 21,013,620 and 20,959,751 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Employee Stock Purchase Plan – We issue common shares to employees in accordance with our 2024 Employee Stock Purchase Plan (the “2024 ESPP”). For the three months ended March 31, 2026 and 2025, we recorded expense related to the 2024 ESPP of $10 thousand and $30 thousand, respectively.

Warrants – The following table summarizes the warrants issued and outstanding as of March 31, 2026:

Warrants Issued and Outstanding as of March 31, 2026
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	6/28/2030	$1.50	500,000
Exercisable Warrants	10/19/2021	6/28/2030	$1.50	350,000
Total warrants issued and outstanding (Unaudited)				850,000

Incentive Compensation Plan – On July 8, 2024, our stockholders approved the adoption of our 2024 Incentive Compensation Plan (the “2024 Plan”), which replaced the 2012 Incentive Compensation Plan (the “2012 Plan”), adopted in October 2012, for all future grants. Awards previously granted under the 2012 Plan are unaffected by the adoption of the 2024 Plan and remain outstanding under the terms pursuant to which they were granted. The 2024 Plan allows for the grant of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property in our sole discretion. The maximum number of shares of common stock available for grant under the 2024 Plan is 1,500,000, of which 509,906 shares remain available for grant as of March 31, 2026.

Stock Options – We recorded stock option expense of $21 thousand and $171 thousand for the three months ended March 31, 2026 and 2025, respectively. The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2025	2,311,272	$1.35 — $8.68	$3.18
Cancelled/Forfeited	(380,100)	$2.05 — $6.17	$5.23
Outstanding at March 31, 2026 (Unaudited)	1,931,172	$1.35 — $8.68	$2.78

Deferred Stock Units

The following table summarizes DSU activity for the three months ended March 31, 2026:

	Deferred Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 31, 2025	214,440	$4.18
Granted	38,306	$1.63
Outstanding at March 31, 2026 (Unaudited)	252,746	$3.79

Non-employee directors can elect to receive all or a portion of their annual retainers in the form of DSUs, and certain executive compensation expense may also be granted in the form of DSUs. The DSUs are recognized at their fair value on the date of grant and are fully vested upon issuance. Each DSU represents the right to receive one share of our common stock following the completion of a grantee’s service. During the three months ended March 31, 2026, we granted 38,306 DSUs to non-employee directors and recorded director compensation expense of $62 thousand related to the grants. In addition, during the three months ended March 31, 2026, we recorded compensation expense of $77 thousand, which represents an accrual of anticipated bonus expense to be paid in DSUs for certain employees. This bonus accrual is included in accrued liabilities until the DSUs for the employee bonus are granted. During the three months ended March 31, 2025, we recorded DSU-based compensation expense of $64 thousand and $50 thousand to non-employee directors and employees, respectively.

Restricted Stock Units

RSUs are recognized at their fair value on the date of grant. Each RSU represents the right to receive one share of our common stock once fully vested. RSUs typically vest over a one to three-year period.

The following table summarizes RSU activity for the three months ended March 31, 2026:

	Restricted Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding and unvested at December 31, 2025	634,463	$3.17
Vested and released	(82,266)	$3.85
Outstanding at March 31, 2026 (Unaudited)	552,197	$3.07

During the three months ended March 31, 2026, we recorded compensation expense of $168 thousand and $50 thousand related to outstanding RSUs held by our employees and our non-employee directors, respectively. During the three months ended March 31, 2025, compensation expense of $227 thousand and $97 thousand was recorded for our employees and non-employee directors, respectively.

Performance Stock Units

Performance stock units (“PSUs”) are recognized at their fair value on the date of grant, and compensation expense is based on the probable issuance of the units at the end of the applicable performance period. We evaluate the probability of the common stock issuance for these awards and adjust the expense as appropriate. As of March 31, 2026, we had 261,150 PSUs outstanding, with a weighted average grant date fair value of $4.74. We determined it was not probable that we would meet the performance criteria at the end of the performance periods for the outstanding PSUs; therefore, no compensation expense has been recorded in the current period. For the three months ended March 31, 2025, we recorded compensation expense of $23 thousand for PSUs that were estimated to be earned at that time.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(2,318)	$(10,406)
Denominator:
Weighted average common shares outstanding, basic	21,197	20,859
Effect of dilutive common shares	—	—
Weighted average common shares outstanding, diluted	21,197	20,859
Net loss per share:
Basic	$(0.11)	$(0.50)
Diluted	$(0.11)	$(0.50)

Anti-dilutive securities excluded from diluted net loss per share	1,285	666

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of an ASU on our consolidated financial statements; any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; compliance with our loan covenants; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors, including the state of the U.S. economy, general global economic conditions, including tariffs and the potential effect of inflationary pressures and increased interest rates on our cost of doing business, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

Business Overview

We are a national provider of waste and recycling management services to customers from across multiple industry sectors that are typically larger, multi-location businesses. We create customer-specific programs and perform the related services for the collection, processing, recycling, disposal, and tracking of waste streams and recyclables to maximize resource utilization. Our programs and services enable our customers to address their business sustainability and environmental, social and governance goals and responsibilities, while also receiving optimized operational efficiencies and lower costs.

Our revenue is primarily generated from fees charged for the collection, transfer, disposal and recycling services and from sales of commodities by our recycling operations. We also rent dumpster and compacting equipment to customers. In addition, we offer products such as antifreeze and windshield washer fluid, dumpster and compacting equipment, and other minor ancillary services.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on and relates primarily to the operations of Quest Resource Holding Corporation and Quest Resource Management Group, LLC (collectively, “we,” “us,” “our,” or “our company”).

Three Months Ended March 31, 2026 and 2025 Operating Results

The following table summarizes our operating results for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Revenue	$61,735	$68,430
Cost of revenue	52,070	57,499
Gross profit	9,665	10,931
Operating expenses:
Selling, general, and administrative	8,389	11,412
Depreciation and amortization	1,045	1,543
(Gain) loss on sale of assets, net	(11)	4,430
Impairment loss	—	1,707
Total operating expenses	9,423	19,092
Operating income (loss)	242	(8,161)
Interest expense	(2,050)	(2,267)
Loss on extinguishment of debt	(488)	—
Loss before taxes	(2,296)	(10,428)
Income tax expense (benefit)	22	(22)
Net loss	$(2,318)	$(10,406)

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Global Economic Trends

There has been heightened uncertainty in the macroeconomic environment, especially as it relates to fluctuations in unemployment, inflation, tariffs, consumer and business spending, and government actions or inactions, including government shutdowns. There are also significant geopolitical concerns, including ongoing global conflicts and recent military actions involving Iran and the broader Middle East, which have caused volatility in capital markets and may continue to have further global economic consequences, including disruptions of the global supply chains and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest, war, military actions, or regional conflict, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our operating costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Revenue

For the quarter ended March 31, 2026, revenue was $61.7 million, a decrease of $6.7 million, or 9.8%, compared to $68.4 million for the quarter ended March 31, 2025.

The decline in revenue for the quarter ended March 31, 2026 was primarily driven by ongoing headwinds from certain clients in the industrial end-market, which reduced revenue by approximately $4.0 million compared to the prior year same period. These headwinds are mostly confined to a few clients and are primarily related to lower waste volumes and services which are directly tied to the clients’ lower production volumes. Additionally, our revenues decreased from the prior year same period by approximately $3.0 million due to the divestiture of an underperforming business operation which was sold on March 31, 2025. See Note 3 to our condensed consolidated financial statements for further discussion of the sale.

Excluding these specific headwinds, the business grew by approximately $2.0 million over the same period last year, mostly related to new client wins and the expansion of current client business, or wallet share, during the fourth quarter of 2025. This growth in business was partially offset by client attrition of $1.7 million, primarily related to a single client lost in the first quarter of 2025.

Cost of Revenue/Gross Profit

Cost of revenue decreased $5.4 million, or 9.4% to $52.1 million for the quarter ended March 31, 2026 from $57.5 million for the quarter ended March 31, 2025. The reduction in costs was mostly in-line, proportionally, with the same drivers contributing to the decline in revenue mentioned above, where lower volumes resulting from softness in the industrial end-market, as well as the impact of our divested business operations, were the primary contributors to the cost reductions.

Gross profit for the quarter ended March 31, 2026 was $9.7 million, compared to $10.9 million for the quarter ended March 31, 2025. Our gross profit margin was 15.7% for the quarter ended March 31, 2026, compared with 16.0% for the quarter ended March 31,

2025. The declines in both gross profit and gross margin were primarily isolated to the headwinds from the select industrial clients, which contributed to lower volumes as well as isolated margin pressure. These declines were slightly offset by improved gross profit and margins across the remainder of the business, as operating initiatives, maturing margins from new clients, and wallet share expansions continued to take hold.

Operating Expenses

For the quarters ended March 31, 2026 and March 31, 2025, operating expenses were $9.4 million and $19.1 million, respectively.

Selling, general, and administrative expenses were $8.4 million for the quarter ended March 31, 2026, compared to $11.4 million for the same period in 2025. The reduction in expenses includes approximately $1.8 million in savings from labor-related costs. These savings primarily result from a reduction in headcount during the prior year due to operational efficiency initiatives, as well as savings of $0.7 million in severance costs recognized during the quarter ended March 31, 2025. Our cost savings initiatives also resulted in a decrease of approximately $0.6 million in professional fees and marketing-related costs.

Operating expenses for the quarters ended March 31, 2026 and 2025 included depreciation and amortization of $1.0 million and $1.5 million, respectively. The decrease in depreciation and amortization expense is primarily due to a lower customer relationship intangible balance. During the quarter ended March 31, 2025, as a result of certain client attrition, we determined a customer relationship intangible was impaired and recorded an impairment charge of $1.7 million, which reduced the intangible value. See Note 6 to our condensed consolidated financial statements for further discussion.

On March 31, 2025, we completed the sale of substantially all of the assets used in an underperforming business operation. The selling price of the assets was approximately $5.0 million in cash plus (i) additional amounts, not to exceed $6.5 million, based on future performance of the contracts sold over the three years following the date of closing and (ii) a one-time payment based on the purchaser’s ability to collect the accounts receivable and other monies due for sales and deliveries of goods, performance of services and other business transactions, subject to certain other adjustments as set forth in the asset purchase agreement. In connection with the sale, we recognized a $4.4 million loss on sale of assets during the quarter ended March 31, 2025. See Note 3 to our condensed consolidated financial statements for further discussion.

Interest Expense and Loss on Debt Extinguishment

Interest expense was $2.1 million and $2.3 million for the quarters ended March 31, 2026 and 2025, respectively. The decrease in expense is primarily due to lower borrowings on our PNC ABL Facility for the first quarter of 2026 compared to the first quarter of 2025.

During the quarter ended March 31, 2026, we entered into a Loan and Security Agreement with Texas Capital Bank (the “TCB Loan Agreement”). In connection with the execution and delivery of the TCB Loan Agreement, which provides for an asset-based revolving credit facility (the “TCB ABL Facility”), the PNC Loan Agreement was terminated, and all outstanding amounts were paid in full. The termination of the PNC Loan Agreement resulted in a loss on debt extinguishment of $488 thousand, primarily due to the write-off of unamortized debt issuance costs.

Additionally, in March 2026, we amended our Credit Agreement with Monroe Capital (“Monroe”) to, among other things, modify its financial covenants, which resulted in overall favorable terms for us. As a result of this modification, we entered into a fee arrangement with Monroe for the payment of an exit fee upon the occurrence of certain triggering events, which include a change in control, a debt refinancing, or the maturity of the Credit Agreement. The calculation of the exit fee is dependent upon the financial performance of our business at the time of the triggering event, and the fee has a minimum value of $2.0 million. While the exit fee does not include a limit on the maximum fee to be paid, we do not believe that any amount paid by us will be materially different from the $2.0 million. Therefore, as of March 31, 2026, we recorded the estimated exit fee as an other long-term liability, and the fee has been included in our debt issuance costs which is amortized to interest expense over the remaining term of the Credit Agreement. The value of the estimated liability for the exit fee will be adjusted, in addition to interest expense, if there is a material change in our estimate prior to a triggering event.

As previously disclosed, on October 19, 2020, we granted a warrant to purchase 500,000 shares exercisable immediately and subsequently issued a warrant to purchase 350,000 shares on October 19, 2021 to affiliates of Monroe (the “Holders”) in connection with the financing (the “Warrants”). On March 12, 2026, we and the Holders entered into an Amendment to Warrant to Purchase Common Stock to each of the Warrants to extend the expiration date of the Warrants from March 19, 2028 to June 28, 2030.

We calculated the change in estimated fair value of the warrants resulting from the modification using the Black-Scholes option pricing model, and recorded a debt discount of $198 thousand, which is being amortized to interest expense over the remaining term of the Credit Agreement.

We also incurred approximately $868 thousand in additional debt issuance costs resulting from the March 2026 financing transactions. As a result of these transactions, as of March 31, 2026, our unamortized debt issuance costs and debt discount is $4.6 million. See Note 8 to our condensed consolidated financial statements for further discussion.

Income Taxes

We recorded a provision for income taxes of $22 thousand and an income tax benefit of $(22) thousand for the quarters ended March 31, 2026 and 2025, respectively. The provision/(benefit) for income tax is primarily attributable to state tax obligations based on current estimated state tax income/(loss) multiplied by the state tax apportionment percentage for states with no net operating loss carryforwards.

We continued to record a full valuation allowance against all our deferred tax assets (“DTAs”) as of both March 31, 2026 and December 31, 2025. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. Over the near term, we do not anticipate reversing a significant portion of this allowance. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net Loss

Net loss for the quarter ended March 31, 2026 was $(2.3) million, compared to a net loss of $(10.4) million for the quarter ended March 31, 2025. The discussions above explain the majority of the changes which contributed to the change in net results year-over-year.

Our operating results, including revenue, operating expenses, and operating margins, vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions and divestitures.

Loss per Share

Net loss per basic and diluted share attributable to common stockholders was $(0.11) and $(0.50) for the quarters ended March 31, 2026 and 2025, respectively. The basic and diluted weighted average number of shares of common stock outstanding was approximately 21.2 million and 20.9 million for the three months ended March 31, 2026 and 2025, respectively.

Adjusted EBITDA

For the three months ended March 31, 2026, Adjusted EBITDA (as defined below), a non-GAAP financial measure, increased 15.2% to $1.8 million from $1.6 million for the three months ended March 31, 2025.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	As Reported
	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net loss	$(2,318)	$(10,406)
Depreciation and amortization	1,208	1,746
Interest expense	2,050	2,267
Stock-based compensation expense	388	662
(Gain) loss on sale of assets, net	(11)	4,430
Impairment loss	—	1,707
Loss on extinguishment of debt	488	—
Other adjustments	(35)	1,171
Income tax expense (benefit)	22	(22)
Adjusted EBITDA	$1,792	$1,555

For the three months ended March 31, 2026, other adjustments result from an adjustment to estimated severance costs recorded in the prior year. For the three months ended March 31, 2025, other adjustments primarily related to severance and retirement costs, in addition to certain professional fees.

Liquidity and Capital Resources

As of March 31, 2026, we had working capital of $11.9 million, including $1.1 million of cash and cash equivalents, compared with working capital of $11.7 million, including $1.0 million of cash and cash equivalents as of December 31, 2025.

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

We believe our existing cash and cash equivalents of $1.1 million, our borrowing availability under our $40.0 million TCB ABL Facility (as defined and discussed in Note 8 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following table presents a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$190	$(1,058)	$1,248
Net cash (used in) provided by investing activities	(373)	4,547	(4,920)
Net cash provided by (used in) financing activities	308	(2,455)	2,763
Net increase in cash and cash equivalents	$125	$1,034	$(909)

Cash Flows from Operating Activities

For the three months ended March 31, 2026, our net loss of $(2.3) million included a non-cash loss on debt extinguishment of $488 thousand. Other non-cash items included in our net loss for the three months ended March 31, 2026 totaled approximately $1.8 million and related primarily to depreciation, amortization of intangible assets and debt issuance costs and discounts, a provision for doubtful accounts, and stock-based compensation. For the three months ended March 31, 2025, our net loss of $(10.4) million included a non-cash net loss on sale of $4.4 million and an impairment loss of $1.7 million. Other non-cash items included in our net loss for the three months ended March 31, 2025 totaled approximately $2.9 million and related primarily to depreciation, amortization of intangible assets and debt issuance costs and discounts, a provision for doubtful accounts, and stock-based compensation.

The favorable change in our net cash provided by operating activities primarily results from improved working capital management, especially related to our continued focus on strong collection efforts and improved billing cycle times, which contributed to an improvement in days sales outstanding compared to the first quarter of 2025. During the three months ended March 31, 2026, we also recognized decreased spending for operating expenses as a result of our cost savings initiatives. These positive impacts to our cash provided by operating activities were partially offset by the net decline in client activity during the three months ended March 31, 2026. See Management’s Discussion and Analysis of Financial Condition: Results of Operations for further discussion of our cost savings initiatives and client activity.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 was $(0.4) million and primarily relates to software development costs. Cash provided by investing activities for the three months ended March 31, 2025 was $4.5 million and primarily related to the sale of our divested business operations, which generated cash proceeds of approximately $5.0 million. These proceeds were used to repay a portion of our outstanding debt at March 31, 2025. Other investing activities for the three months ended March 31, 2025 related to software development costs and the purchase of other property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $0.3 million. During the three months ended March 31, 2026, we had net borrowings of $2.7 million from our credit facilities, which were partially offset by repayments of $2.1 million on our notes payable and payments for debt issuance costs of $178 thousand resulting from the March 2026 financing transactions. Additionally, during the three months ended March 31, 2026, we paid $41 thousand in tax withholding costs for the vesting of certain restricted stock units.

Net cash used in financing activities for the three months ended March 31, 2025 was $(2.5) million, primarily due to the repayment of $3.5 million on our notes payable using proceeds from the sale of certain divested business operations as further discussed in Note 3 to our condensed consolidated financial statements. Other financing activities included net borrowings of $0.9 million on our credit facility, which included a repayment of $1.5 million using the proceeds from the sale of assets, and $0.4 million of borrowings from our PNC equipment term loan. See Note 8 to our condensed consolidated financial statements for further discussion.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the three months ended March 31, 2026 and 2025. We believe our flexible pricing structures and cost recovery fees may help mitigate volatility in costs, such as fuel, labor, and certain capital items, by allowing us to recover certain inflation-related cost increases from our customer base. Ongoing geopolitical conflicts, including recent military actions involving Iran and the broader Middle East, may contribute to further volatility in energy markets and fuel costs, which could increase inflationary pressure on our business or create timing delays in our ability to recover such costs from customers. However, consistent with industry practice, we believe many of our contracts allow us to pass through certain costs to our customers or adjust pricing. While we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these cost increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation to date, we can provide no assurance that we will not be affected in the future by higher rates of inflation, increases in interest rates, or continued volatility in energy and fuel costs.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, the liability for estimated exit fees, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2026, except as follows:

Goodwill Impairment

As of March 31, 2026, goodwill was $81.1 million. We performed our most recent annual impairment analysis as of June 30, 2025, due to a decline in our share price for the previous six months. At that time, we engaged a third party to perform a series of quantitative assessments utilizing multiple valuation methods. The results of that assessment indicated that our goodwill was not impaired. Since that assessment, our share price has declined. We believe that an increase in market uncertainty, especially related to volatility created by the Iran war, is temporary; therefore, we do not believe an interim assessment of goodwill is necessary as of March 31, 2026. However, if our share price continues to decline, marking a more sustained reduction to our share price, our goodwill may be at risk for future impairment.

Monroe Term Loan Exit Fee Liability

Upon the amendment of our Credit Agreement with Monroe Capital, we entered into a fee arrangement with Monroe for the payment of an exit fee upon the occurrence of certain triggering events, which include a change in control, a debt refinancing, or the maturity of the Credit Agreement. The calculation of the exit fee is dependent upon the financial performance of our business at the time of the triggering event. The fee has a minimum value of $2.0 million, and there is not a limit to the maximum fee that could be paid. As of March 31, 2026, we believe the estimated fee to be paid approximates the minimum value of $2.0 million. As a result, we recorded the estimated exit fee as an other long-term liability, and the fee has been included in debt issuance costs which is amortized to interest expense over the remaining term of the Credit Agreement. The variable portion of the estimated fee, or the estimated amount exceeding the minimum value, will be reassessed each reporting period by taking into consideration the probability of the triggering event occurring and our estimated value at that time. Any changes to the estimated value of the variable portion of the fee will increase other long-term liabilities and increase our interest expense.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on our financial position, operating results, or cash flows.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
4.1	Form of Amendment to Warrant (incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 12, 2026)
10.1

Eighth Amendment to Credit Agreement, dated March 12, 2026, by and among Quest Resource Holding Corporation, Quest Resource Management Group, LLC and each of its Affiliates that are or may from time to time become parties thereto, the financial institutions that are or may from time to time become parties thereto, and Monroe Capital Management Advisors, LLC, as administrative agent for the lenders (incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 12, 2026)

10.2

Loan and Security Agreement, dated as of March 12, 2026, by and among Texas Capital Bank, Quest Resource Management Group, LLC, Quest Equipment, LLC, Quest Resource Holding Corporation, Quest Sustainability Services, Inc., YouChange, Inc., Quest Vertigent Corporation, Quest Vertigent One, LLC and Global Alerts, LLC (incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 12, 2026)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: May 7, 2026	By:	/s/ Perry W. Moss
Perry W. Moss
President and Chief Executive Officer

Date: May 7, 2026	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer