Form 10-Q
period 2026-09-30
Quest Resource Holding Corp
filed 2026-11-06
CIK 1442236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, there were 21,261,193 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$943	$1,014
Accounts receivable, less allowance for doubtful accounts of $716 and $780 as of September 30, 2026 and December 31, 2025, respectively	49,947	49,010
Prepaid expenses and other current assets	1,668	1,174
Total current assets	52,558	51,198

Goodwill	70,065	81,065
Intangible assets, net	5,436	7,650
Property and equipment, net, and other assets	5,217	5,638
Total assets	$133,276	$145,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,462	$38,384
Other current liabilities	117	128
Current portion of notes payable	540	1,015
Total current liabilities	43,119	39,527

Notes payable, net	60,013	63,999
Other long-term liabilities, net	3,537	1,513
Total liabilities	106,669	105,039

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 21,261 and 20,960 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	182,109	180,984
Accumulated deficit	(155,523)	(140,493)
Total stockholders’ equity	26,607	40,512
Total liabilities and stockholders’ equity	$133,276	$145,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue	$63,779	$63,341	$189,583	$191,311
Cost of revenue	52,396	51,874	158,105	157,876
Gross profit	11,383	11,467	31,478	33,435
Operating expenses:
Selling, general, and administrative	8,501	9,240	25,136	29,947
Depreciation and amortization	986	1,304	3,090	4,146
Loss (gain) on sale of assets, net	200	(152)	277	4,339
Impairment loss	—	—	11,000	1,707
Total operating expenses	9,687	10,392	39,503	40,139
Operating income (loss)	1,696	1,075	(8,025)	(6,704)
Interest expense	(2,153)	(2,389)	(6,411)	(7,031)
Loss on extinguishment of debt	—	—	(488)	—
Loss before taxes	(457)	(1,314)	(14,924)	(13,735)
Income tax expense (benefit)	38	35	106	(9)
Net loss	$(495)	$(1,349)	$(15,030)	$(13,726)

Net loss per share applicable to common stockholders
Basic and diluted	$(0.02)	$(0.06)	$(0.70)	$(0.66)
Weighted average number of common shares outstanding
Basic and diluted	21,474	21,029	21,391	20,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In Thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2025	20,960	$21	$180,984	$(140,493)	$40,512
Stock-based compensation	—	—	311	—	311
Release of restricted stock units	82	—	—	—	—
Tax withholdings related to net stock settlements	(28)	—	(41)	—	(41)
Warrant modification	—	—	198	—	198
Net loss	—	—	—	(2,318)	(2,318)
Balance, March 31, 2026	21,014	21	181,452	(142,811)	38,662
Stock-based compensation	—	—	296	—	296
Release of deferred and restricted stock units	27	—	—	—	—
Tax withholdings related to net stock settlements	(8)	—	(10)	—	(10)
Shares issued for Employee Stock Purchase Plan	60	—	55	—	55
Net loss	—	—	—	(12,217)	(12,217)
Balance, June 30, 2026	21,093	21	181,793	(155,028)	26,786
Stock-based compensation	—	—	344	—	344
Release of deferred and restricted stock units	187	—	—	—	—
Tax withholdings related to net stock settlements	(19)	—	(28)	—	(28)
Net loss	—	—	—	(495)	(495)
Balance, September 30, 2026	21,261	$21	$182,109	$(155,523)	$26,607

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance, December 31, 2024	20,606	$21	$179,246	$(125,111)	$54,156
Stock-based compensation	—	—	612	—	612
Net loss	—	—	—	(10,406)	(10,406)
Balance, March 31, 2025	20,606	21	179,858	(135,517)	44,362
Stock-based compensation	—	—	500	—	500
Release of deferred and restricted stock units	74	—	—	—	—
Tax withholdings related to net stock settlements	(13)	—	(31)	—	(31)
Shares issued for Employee Stock Purchase Plan	45	—	78	—	78
Net loss	—	—	—	(1,971)	(1,971)
Balance, June 30, 2025	20,712	21	180,405	(137,488)	42,938
Stock-based compensation	—	—	420	—	420
Release of deferred and restricted stock units	138	—	—	—	—
Net loss	—	—	—	(1,349)	(1,349)
Balance, September 30, 2025	20,850	$21	$180,825	$(138,837)	$42,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST RESOURCE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,030)	$(13,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	536	702
Amortization of intangibles	3,029	4,042
Amortization of debt issuance costs and discounts	726	632
Provision for doubtful accounts	312	796
Stock-based compensation	1,142	1,665
Loss on sale of assets, net	277	4,339
Impairment loss	11,000	1,707
Loss on extinguishment of debt	488	—
Changes in operating assets and liabilities:
Accounts receivable	(1,323)	11,574
Prepaid expenses and other current assets	(479)	228
Security deposits and other assets	10	21
Accounts payable and accrued liabilities	3,762	(2,527)
Deferred revenue and other liabilities	(50)	(947)
Net cash provided by operating activities	4,400	8,506
Cash flows from investing activities:
Purchase of property and equipment	(116)	(206)
Purchase of intangible assets	(1,007)	(979)
Proceeds from sale of assets	153	5,132
Net cash (used in) provided by investing activities	(970)	3,947
Cash flows from financing activities:
Proceeds from credit facilities	60,309	76,308
Repayments of credit facilities	(58,448)	(83,263)
Proceeds from long-term debt	—	390
Repayments of long-term debt	(4,405)	(4,680)
Proceeds from shares issued for Employee Stock Purchase Plan	55	78
Tax payments for net share settlements	(79)	(31)
Debt issuance costs	(933)	(505)
Net cash used in financing activities	(3,501)	(11,703)
Net (decrease) increase in cash and cash equivalents	(71)	750
Cash and cash equivalents at beginning of period	1,014	396
Cash and cash equivalents at end of period	$943	$1,146

Supplemental cash flow information:
Cash paid for interest	$5,255	$5,242
Cash paid (refunded) for income taxes, net	$69	$(394)
Supplemental non-cash investing and financing activities:
Receivable for sale of fixed assets	$—	$390
Debt issuance cost added to other long-term liabilities	$2,000	$—
Liabilities assumed in exchange for right-of-use lease assets	$468	$—

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

2. Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2026 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2025 condensed consolidated balance sheet data from audited financial statements.

Our chief operating decision maker (“CODM”), the President and Chief Executive Officer, manages our company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenue, selling, general and administrative) at the consolidated level to manage our operations. Other segment items included in consolidated net income (loss) are interest expense and income tax expense (benefit), which are reflected in the condensed consolidated statements of operations. For expenses incurred during the three and nine months ended September 30, 2026 and 2025, refer to our condensed consolidated statements of operations.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 306): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that allows public entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. We adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. The adoption did not have a material impact on our condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal—Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes guidance on accounting for costs related to internal-use software. This ASU removes references to software development project stages and applies a more principles-based approach for capitalization. The ASU also clarifies related disclosure requirements. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively, retrospectively or using a modified transition approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU, but we do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Subtopic 270-10): Narrow-Scope Improvements, which clarifies the interim disclosure requirements in Topic 270 to improve consistency of interim financial reporting. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. This guidance is only related to disclosures, and early adoption is permitted. We are currently evaluating the impact of adopting this ASU, but we do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

3. Sale of Assets

On March 31, 2025, Quest entered into an asset purchase agreement (the “APA”) with Lincoln Waste Solutions, LLC, a Connecticut limited liability company (“Purchaser”), and completed the sale to Purchaser of substantially all of the assets used in Quest’s divested business operations as set forth in the APA. The selling price of the assets was approximately $5.0 million in cash, and we recognized a $4.5 million loss on the sale of the assets for the nine months ended September 30, 2025. The cash proceeds received at the time of sale were used to repay debt as further described in Note 8, Notes Payable and Other Long-Term Liabilities.

The APA provides for the selling price to also include additional amounts, not to exceed $6.5 million, based on the future performance of the contracts sold over the three years following the date of sale (collectively, the “Milestone Payments”). The APA also includes clawback provisions to be applied against Quest’s collection of accounts receivable and receipt of any future Milestone Payments if certain metrics were not met. We will adjust the purchase price as the Milestone Payments, net of clawback adjustments, become reasonably estimable. No material adjustments to the purchase price have been recognized to date.

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

The changes in our allowance for doubtful accounts of trade receivables for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Beginning balance	$728	$751	$780	$831
Bad debt expense	192	368	312	796
Uncollectible accounts written off, net	(204)	(335)	(376)	(843)
Ending balance	$716	$784	$716	$784

5. Property and Equipment, Net, and Other Assets

At September 30, 2026 and December 31, 2025, property and equipment, net, and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
	(Unaudited)
Property and equipment, net of accumulated depreciation of $3,785 and $3,447 as of September 30, 2026 and December 31, 2025, respectively	$2,546	$2,883
Right-of-use operating lease assets	1,990	2,112
Security deposits and other assets	681	643
Property and equipment, net, and other assets	$5,217	$5,638

We compute depreciation using the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the three months ended September 30, 2026 was $178 thousand, including $153 thousand of depreciation expense reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts, and was $536 thousand for the nine months ended September 30, 2026, including $475 thousand of depreciation expense reflected within “Cost of revenue”. Depreciation expense for the three months ended September 30, 2025 was $224 thousand, including $194 thousand of depreciation expense reflected within “Cost of revenue”, and was $702 thousand for the nine months ended September 30, 2025, including $598 thousand of depreciation expense reflected within “Cost of revenue”.

Right-of-use operating lease assets are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 842. See Note 9, Leases for additional information.

6. Goodwill and Other Intangible Assets

The components of goodwill and other intangible assets were as follows (in thousands):

September 30, 2026 (Unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	5 years	$20,685	$20,175	$510
Software	7 years	6,453	2,100	4,353
Trademarks	7 years	2,026	1,453	573
Non-compete agreements	3 years	140	140	—
Total finite-lived intangible assets		$29,304	$23,868	$5,436

December 31, 2025	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	5 years	$20,685	$17,979	$2,706
Software	7 years	5,740	1,586	4,154
Trademarks	7 years	2,026	1,236	790
Non-compete agreements	3 years	140	140	—
Total finite-lived intangible assets		$28,591	$20,941	$7,650

Changes in goodwill:	Carrying Amount
Goodwill balance at December 31, 2025	$81,065
Impairment	(11,000)
Goodwill balance at September 30, 2026	$70,065

We compute amortization using the straight-line method over the useful lives of the finite-lived intangible assets. Amortization expense related to finite-lived intangible assets was $0.9 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense related to finite-lived intangible assets was $3.0 million and $4.0 million for the nine months ended September 30, 2026 and 2025, respectively.

We have no indefinite-lived intangible assets other than goodwill. Approximately $55.1 million of goodwill is not deductible for tax purposes, while $15.0 million of goodwill is deductible over its tax-basis life.

We review our finite-lived intangible assets periodically for indicators of impairment. During the first quarter of 2025, following certain customer activity, we evaluated the customer relationship intangible asset balance for recoverability and noted the unamortized balance of the intangible was not recoverable. Accordingly, we performed an impairment test for the intangible asset using a discounted cash flow analysis and internal forecasts (Level 3 inputs) to determine the fair value of the asset. The carrying value of the intangible asset exceeded its fair value, which resulted in an impairment charge of $1.7 million in the nine months ended September 30, 2025.

During the three months ended June 30, 2026, our stock price traded below its book value per share for a sustained period. As a sustained decline in market capitalization is a potential indicator of goodwill impairment, we performed an interim quantitative goodwill assessment. Management engaged a third party to perform the assessment as of May 31, 2026, which estimated the fair value of our company using the discounted cash flow method and guideline public company method (Level 3 inputs). We considered the relationship between estimated fair value and market capitalization when evaluating the goodwill impairment analysis. The results of these assessments indicated that our company's fair value was less than our carrying value, and therefore, we recognized a goodwill impairment of $11.0 million as of June 30, 2026. The goodwill impairment charges are reflected in “Impairment loss” in our condensed consolidated statements of operations. The remaining goodwill value as of June 30, 2026 was $70.1 million. We performed our annual impairment analysis for goodwill in the third quarter of 2026 with no additional impairment indicated. We will continue to monitor for any additional indicators of impairment in future periods. Goodwill is tested for impairment at least annually and between annual tests whenever there is an indication of impairment.

7. Current Liabilities

The components of accounts payable and accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2026	2025
	(Unaudited)
Accounts payable	$37,209	$34,105
Accrued taxes	561	382
Employee compensation	2,039	2,049
Operating lease liability - current portion	714	621
Accrued interest	472	532
Miscellaneous	1,467	695
Accounts payable and accrued liabilities	$42,462	$38,384

See Note 9, Leases for additional disclosure related to the operating lease liabilities.

8. Notes Payable and Other Long-Term Liabilities

Our debt obligations were as follows (in thousands):

	Interest	September 30,	December 31,
	Rate (1)	2026	2025
		(Unaudited)
Monroe Term Loan (2)	11.30%	$46,688	$51,093
TCB ABL Facility (3)	6.18%	17,992	—
PNC ABL Facility	—	—	15,639
PNC Equipment Term Loan 1	—	—	345
PNC Equipment Term Loan 2	—	—	147
Total notes payable		64,680	67,224
Less: Current portion of notes payable		(540)	(1,015)
Less: Unamortized debt issuance costs and discounts		(4,127)	(2,210)
Notes payable, net		$60,013	$63,999

(1) Interest rates as of September 30, 2026
(2) Bears interest based on Secured Overnight Financing Rate ("SOFR") plus Applicable Margin ranging from 5.5% to 7.5%
(3) Bears interest based on SOFR plus Applicable Margin ranging from 1.75% to 2.75%

We capitalize financing costs we incur related to implementing our debt arrangements. We record these debt issuance costs associated with our revolving credit facility and our term loan as a reduction of long-term debt, net and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in debt issuance costs and discounts (in thousands).

September 30,
2026

Debt issuance costs and discounts, net of accumulated amortization
Balance at December 31, 2025	$2,210
Financing costs deferred and discounts	3,131
Less: Amortization expense	(726)
Less: Write-off of costs in debt extinguishment	(488)
Balance at September 30, 2026 (Unaudited)	$4,127

Revolving Credit Facility

On March 12, 2026, QRHC and certain of its domestic subsidiaries entered into a Loan and Security Agreement with Texas Capital Bank (the “TCB Loan Agreement”). Capitalized terms not otherwise defined herein have the meanings set forth in the TCB Loan Agreement. Among other things, the TCB Loan Agreement provides for an asset-based revolving credit facility (the “TCB ABL Facility”) in the maximum principal amount of $40.0 million with a sublimit for issuance of letters of credit of up to $3.5 million. The maturity date of the TCB ABL Facility is December 30, 2029. The TCB ABL Facility contains an accordion feature permitting the TCB ABL Facility to be increased by up to $10.0 million.

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

In connection with the TCB ABL Facility, we incurred a fee of $300 thousand as well as other direct costs of approximately $633 thousand, which are being amortized over the life of the TCB ABL Facility.

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

As of September 30, 2026, the TCB ABL Facility borrowing base was $35.4 million, of which $18.0 million of principal was outstanding, resulting in availability of $17.4 million.

Monroe Term Loan

On October 19, 2020, QRHC and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”), which was most recently amended on March 12, 2026, with Monroe Capital Management Advisors, LLC (“Monroe Capital”), as administrative agent for the lenders thereto. Among other things, the Credit Agreement provides for the following:

•
A senior secured term loan facility, which had a principal amount of $46.7 million as of September 30, 2026. The senior secured term loan accrues interest at the SOFR Rate for SOFR Loans plus the Applicable Margin; provided, that if the provision of SOFR Loans becomes unlawful or unavailable, then interest will be payable at a rate per annum equal to the Base Rate from time to time in effect plus the Applicable Margin for Base Rate Loans. The maturity date of the term loan facility is June 28, 2030 (the “Maturity Date”). The senior secured term loan will amortize in aggregate annual amounts equal to 1.0% of the original principal amount of the senior secured term loan facility with the balance payable on the Maturity Date.
•
A delayed draw term loan facility in the maximum principal amount of $25.0 million. Loans under the delayed draw term loan facility may be requested at any time until December 30, 2026. Proceeds of the delayed draw term loan are permitted to be used for Permitted Acquisitions. There were no borrowings on this facility at September 30, 2026.

At the same time as the borrowing of the initial $11.5 million under the Credit Agreement in October 2020, in a separate agreement, we issued to affiliates of Monroe Capital a warrant to purchase 500,000 shares of QRHC’s common stock exercisable immediately. For the delayed draw term loan facility, we issued a separate warrant to purchase 350,000 shares upon drawing on this facility on October 19, 2021. Both warrants have an exercise price of $1.50 per share and an initial expiration date of March 19, 2028. On March 12, 2026, we executed an amendment to extend the expiration of the warrants to June 28, 2030. We estimated the change in fair value of the amended warrants using the Black-Scholes option pricing model and recorded a debt discount for $198 thousand, which is being amortized over the remaining term of the Credit Agreement. The initial fair value of the warrants was fully amortized over the initial term of the Credit Agreement. At the time of the initial warrant issuance, we executed a letter agreement that provides that the warrant holder will receive minimum net proceeds of $1.0 million less any net proceeds received from the sale of the warrant shares, which is conditional on the full exercise and sale of all the warrant shares at the same time.

In March 2026, we amended our Credit Agreement to, among other things, modify its financial covenants. As a result of this modification, we entered into a fee arrangement with Monroe Capital for the payment of an exit fee upon the occurrence of certain triggering events, which include a change in control, a debt refinancing, or the maturity of the Credit Agreement. The minimum fee that would be due to Monroe Capital per the arrangement is $2.0 million, and there is no limit to the maximum fee to be paid. This fee has been included in debt issuance costs and other long-term liabilities at September 30, 2026, and is being amortized to interest expense over the remaining term of the Credit Agreement. The value of the estimated liability for the exit fee will be adjusted if there is a material change in our estimate prior to a triggering event.

Debt Covenants

Our TCB Loan Agreement and our Credit Agreement contain certain financial covenants, including a minimum fixed charge coverage ratio. We are in compliance with financial covenants under our loan agreements at September 30, 2026 and expect to be in compliance for the remainder of 2026 and thereafter.

Interest Expense

The amount of interest expense related to borrowings for the three months ended September 30, 2026 and 2025 was $1.8 million and $2.0 million, respectively. The amount of interest expense related to borrowings for the nine months ended September 30, 2026 and 2025 was $5.2 million and $5.7 million, respectively. Interest expense related to amortization of debt issuance fees and debt discount costs as well as interest related to vendor supply chain financing programs totaled $0.4 million for both of the three months ended September 30, 2026 and 2025 and totaled $1.2 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Other Long-Term Liabilities

	September 30,	December 31,
	2026	2025
	(Unaudited)
Operating lease liability - long-term portion	$1,358	$1,513
Monroe Term Loan exit fee	2,000	—
Other	179	—
Other long-term liabilities	$3,537	$1,513

9. Leases

Our leases are primarily related to office space and certain equipment. The leases are classified as operating leases, for which we recorded a right-of-use asset.

Lease Costs

Fixed cost operating lease expense for the three months ended September 30, 2026 was $170 thousand, net of sublease income of $88 thousand, and includes $84 thousand reflected within “Cost of revenue” in our condensed consolidated statements of operations, as it related to assets used in directly servicing customer contracts. Fixed cost operating lease expense for the nine months ended September 30, 2026 was $498 thousand, net of sublease income of $249 thousand, and includes $251 thousand reflected within “Cost of revenue”. Fixed cost operating lease expense for the three and nine months ended September 30, 2025 was $198 thousand, including $20 thousand reflected within “Cost of revenue” in our condensed consolidated statements of operations, and was $552 thousand, including $20 thousand reflected within “Cost of revenue”, respectively.

Cash paid for operating leases approximated operating lease expense and non-cash right of use asset amortization for the nine months ended September 30, 2026 and 2025.

In January 2026, we entered into a sublease agreement for our office space located in The Colony, Texas. The sublease agreement is effective through December 31, 2027, at which time our lease for the space will terminate. The sublease agreement is accounted for as an operating lease, and we recognized sublease income as an offset to operating lease expense on a straight-line basis over the term of the sublease agreement. Rental income for the subleased property approximated the rental expense for the office space for the three and nine months ended September 30, 2026.

In March 2026, we entered into a new office lease effective as of May 2026, which expires August 2031. The office space is located in Irving, Texas, and is comprised of approximately 4,000 square feet, resulting in a smaller space for our company largely due to our current hybrid work environment. The lease is accounted for as an operating lease, and rent expense is recognized on a straight-line basis over the term of the lease.

Balance Sheet Classification

The table below presents the lease related assets and liabilities recorded on the balance sheet (in thousands):

	September 30,	December 31,
	2026	2025
	(Unaudited)
Operating leases:
Right-of-use operating lease assets:
Property and equipment, net and other assets	$1,990	$2,112

Lease liabilities:
Accounts payable and accrued liabilities	$714	$621
Other long-term liabilities	1,358	1,513
Total operating lease liabilities	$2,072	$2,134

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

We generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment. In situations in which we are not primarily obligated nor do we have credit risk, we record the revenue net of certain cost amounts. During the three months ended September 30, 2026 and 2025, we had certain management fee contracts accounted for under the net basis revenue method with net revenue totaling $74 thousand and $98 thousand, respectively. We had net revenue from management fee contracts accounted for under the net basis revenue method of $224 thousand and $258 thousand for the nine months ended September 30, 2026 and 2025, respectively. We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue

The following table presents our revenue disaggregated by source. One customer accounted for 20.6% and 24.1% of revenue for the three months ended September 30, 2026 and 2025, respectively, and 21.4% and 23.5% of revenue for the nine months ended September 30, 2026 and 2025, respectively. We operate primarily in the United States, with minor services in Canada.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Revenue Type:
Services	$60,496	$60,239	$179,568	$181,746
Product sales and other	3,283	3,102	10,015	9,565
Total revenue	$63,779	$63,341	$189,583	$191,311

Deferred Revenue

We bill certain customers one month in advance, and, accordingly, we defer recognition of related revenues as a contract liability until the services are provided and control is transferred to the customer. As of September 30, 2026 and December 31, 2025, we had $117 thousand and $128 thousand, respectively, of deferred revenue.

11. Income Taxes

Our statutory income tax rate is anticipated to be approximately 26%. We had income tax expense (benefit) of $106 thousand and $(9) thousand for the nine months ended September 30, 2026 and 2025, respectively, which for income tax expense was attributable to state tax obligations for states with no net operating loss carryforwards, the continuing reserve against the benefit of net operating loss carryforwards at the federal level, and other timing differences.

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance to reduce the amount of deferred tax assets that, based on available evidence, is more likely than not to be realized. Realization of our deferred tax assets was not reasonably assured as of September 30, 2026 and December 31, 2025, and we recorded a valuation allowance of $29.3 million and $25.3 million, respectively, against deferred tax assets in excess of deferred tax liabilities in the accompanying condensed consolidated financial statements. As of September 30, 2026 and December 31, 2025, we had federal income tax net operating loss carryforwards of approximately $12.1 million and $12.6 million, respectively. All of the federal income tax net operating loss carryforwards have an indefinite carryforward period limited to 80% of taxable income per year.

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

Common Stock – Our authorized common stock consists of 200,000,000 shares of common stock with a par value of $0.001, of which 21,261,193 and 20,959,751 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

Employee Stock Purchase Plan – We issue common shares to employees in accordance with our 2024 Employee Stock Purchase Plan (as amended from time to time, the “2024 ESPP”). On May 14, 2026, we issued 59,893 shares to employees for $55 thousand under our 2024 ESPP for options that vested and were exercised. As of September 30, 2026, we expect to issue approximately 78 thousand shares to employees in the fourth quarter of 2026 under our 2024 ESPP. We recorded expense related to the 2024 ESPP of $43 thousand and $90 thousand for the nine months ended September 30, 2026 and 2025, respectively. The maximum number of shares of common stock available for grant under the 2024 ESPP is 400,000, of which 242,689 shares remain available for grant as of September 30, 2026.

Warrants – The following table summarizes the warrants issued and outstanding as of September 30, 2026:

Warrants Issued and Outstanding as of September 30, 2026
	Date of		Exercise	Shares of
Description	Issuance	Expiration		Common Stock
Exercisable Warrants	10/19/2020	6/28/2030	$1.50	500,000
Exercisable Warrants	10/19/2021	6/28/2030	$1.50	350,000
Total warrants issued and outstanding (Unaudited)				850,000

Incentive Compensation Plan – On July 8, 2024, our stockholders approved the adoption of our 2024 Incentive Compensation Plan (as amended from time to time, the “2024 Plan”), which replaced the 2012 Incentive Compensation Plan (the “2012 Plan”), adopted in October 2012, for all future grants. Awards previously granted under the 2012 Plan are unaffected by the adoption of the 2024 Plan and remain outstanding under the terms pursuant to which they were granted. The 2024 Plan allows for the grant of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property in our sole discretion. The maximum number of shares of common stock available for grant under the 2024 Plan is 2,100,000, of which 228,483 shares remain available for grant as of September 30, 2026.

Stock Options – We recorded stock option expense of $45 thousand and $260 thousand for the nine months ended September 30, 2026 and 2025, respectively. The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Stock Options
			Weighted-
		Exercise	Average
	Number	Price Per	Exercise Price
	of Shares	Share	Per Share
Outstanding at December 31, 2025	2,311,272	$1.35 — $8.68	$3.18
Cancelled/Forfeited	(965,600)	$1.51 — $6.30	$4.26
Outstanding at September 30, 2026 (Unaudited)	1,345,672	$1.35 — $8.68	$2.41

Deferred Stock Units

The following table summarizes DSU activity for the nine months ended September 30, 2026:

	Deferred Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 31, 2025	214,440	$4.18
Granted	80,573	$1.39
Released	(1,107)	$9.03
Outstanding at September 30, 2026 (Unaudited)	293,906	$3.40

Non-employee directors can elect to receive all or a portion of their annual retainers in the form of DSUs, and certain executive compensation expense may also be granted in the form of DSUs. The DSUs are recognized at their fair value on the date of grant and are fully vested upon issuance. Each DSU represents the right to receive one share of our common stock following the completion of a grantee’s service. During the nine months ended September 30, 2026, we granted 54,692 DSUs to our non-employee directors and recorded director compensation expense of $81 thousand related to these grants. During the nine months ended September 30, 2025, we recorded DSU-based compensation expense of $116 thousand and $133 thousand to non-employee directors and employees, respectively. During the nine months ended September 30, 2026, we also granted 25,881 DSUs to our employees related to the bonus expense recognized in the prior year.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2026:

	Restricted Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding and unvested at December 31, 2025	634,463	$3.17
Granted	882,196	$1.43
Vested and released	(295,924)	$2.90
Forfeited	(15,667)	$5.07
Outstanding at September 30, 2026 (Unaudited)	1,205,068	$1.94

Non-employee directors can elect to receive all or a portion of their annual retainers in the form of RSUs, and certain executive compensation expense may also be granted in the form of RSUs. RSUs are recognized at their fair value on the date of grant and typically vest over a one- to three-year period. Each RSU represents the right to receive one share of our common stock once fully vested. During the nine months ended September 30, 2026, we granted 533,465 RSUs and recorded compensation expense of $511 thousand related to outstanding RSUs held by our employees. During the nine months ended September 30, 2026, we granted 348,731 RSUs and recorded compensation expense of $240 thousand related to outstanding RSUs held by our non-employee directors. In addition, during the nine months ended September 30, 2026, we recorded compensation expense of $222 thousand, which represents an accrual of anticipated bonus expense to be paid in RSUs for certain employees. This bonus accrual is included in accrued liabilities until the RSUs for the employee bonus are granted. During the nine months ended September 30, 2025, compensation expense of $584 thousand and $268 thousand was recorded for our employees and our non-employee directors, respectively.

Performance Stock Units

Performance stock units (“PSUs”) are recognized at their fair value on the date of grant, and compensation expense is based on the probable issuance of the units at the end of the applicable performance period. We evaluate the probability of the common stock issuance for these awards and adjust the expense as appropriate.

The following table summarizes PSU activity for the nine months ended September 30, 2026:

	Performance Stock Units
		Weighted-
		Average
	Number	Grant Date
	of Units	Fair Value
Outstanding at December 31, 2025	261,150	$4.74
Less: Forfeited	(15,000)	$5.09
Outstanding at September 30, 2026 (Unaudited)	246,150	$4.72

We determined it was not probable that we would meet the performance criteria at the end of the performance periods for the outstanding PSUs; therefore, no compensation expense has been recorded during the nine months ended September 30, 2026. We recorded compensation expense of $212 thousand during the nine months ended September 30, 2025 for PSUs that were estimated to be earned at that time.

14. Net Loss per Share

We compute basic net loss per share using the weighted average number of shares of common stock outstanding plus the number of common stock equivalents for DSUs issued during the period. We compute diluted net loss per share using the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods where losses are reported, the weighted average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, warrants, shares under our 2024 ESPP and vesting of RSUs. The dilutive effect of outstanding stock options, warrants, shares under our 2024 ESPP and RSUs is reflected in diluted earnings per share by application of the treasury stock method.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Numerator:
Net loss applicable to common stockholders	$(495)	$(1,349)	$(15,030)	$(13,726)
Denominator:
Weighted average common shares outstanding, basic	21,474	21,029	21,391	20,941
Effect of dilutive common shares	—	—	—	—
Weighted average common shares outstanding, diluted	21,474	21,029	21,391	20,941
Net loss per share:
Basic	$(0.02)	$(0.06)	$(0.70)	$(0.66)
Diluted	$(0.02)	$(0.06)	$(0.70)	$(0.66)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Options	1,346	2,465	1,346	2,465
RSUs	1,205	713	1,205	713
ESPP	78	72	78	72
Warrants	850	850	850	850
Total anti-dilutive securities excluded from net loss per share	3,479	4,100	3,479	4,100

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in or incorporated by reference into this Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, and markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Form 10-Q include statements regarding the impact, if any, of the adoption of an Accounting Standards Update on our condensed consolidated financial statements; any changes to inflation rates; exposure to significant interest, currency, or credit risks arising from our financial instruments; compliance with our loan covenants; and sufficiency of our cash and cash equivalents, borrowing capacity, and cash generated from operations to fund our operations for the next 12 months. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Form 10-Q reflect our views as of the date of this Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors, including the state of the U.S. economy, general global economic conditions, including tariffs and the potential effect of inflationary pressures and increased interest rates on our cost of doing business, could cause actual results to differ materially from those indicated by the forward-looking statements and other risks detailed from time to time in our reports to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

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

Any additional significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

The following discussion focuses on our results of operations and our liquidity and capital resources. You should read this discussion in conjunction with the condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes our operating results for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Unaudited)				(Unaudited)
Revenue	$63,779	$63,341	$438	0.7%	$189,583	$191,311	$(1,728)	(0.9)%
Cost of revenue	52,396	51,874	522	1.0%	158,105	157,876	229	0.1%
Gross profit	11,383	11,467	(84)	(0.7)%	31,478	33,435	(1,957)	(5.9)%
Operating expenses:
Selling, general, and administrative	8,501	9,240	(739)	(8.0)%	25,136	29,947	(4,811)	(16.1)%
Depreciation and amortization	986	1,304	(318)	(24.4)%	3,090	4,146	(1,056)	(25.5)%
Loss (gain) on sale of assets, net	200	(152)	352	*	277	4,339	(4,062)	(93.6)%
Impairment loss	—	—	—	*	11,000	1,707	9,293	*
Total operating expenses	9,687	10,392	(705)	(6.8)%	39,503	40,139	(636)	(1.6)%
Operating income (loss)	1,696	1,075	621	57.8%	(8,025)	(6,704)	(1,321)	(19.7)%
Interest expense	(2,153)	(2,389)	236	9.9%	(6,411)	(7,031)	620	8.8%
Loss on extinguishment of debt	—	—	—	*	(488)	—	(488)	*
Loss before taxes	(457)	(1,314)	857	65.2%	(14,924)	(13,735)	(1,189)	(8.7)%
Income tax expense (benefit)	38	35	3	8.6%	106	(9)	115	*
Net loss	$(495)	$(1,349)	$854	63.3%	$(15,030)	$(13,726)	$(1,304)	(9.5)%

* Indicates calculation is not meaningful or results are greater than 100% for comparison

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

Revenue. For the three months ended September 30, 2026, revenue was $63.8 million, an increase of $0.5 million, or 0.7%, compared to $63.3 million for the three months ended September 30, 2025.

The increase in revenue for the three months ended September 30, 2026 was primarily driven by net new business of approximately $1.7 million resulting from new client wins and wallet share expansion with existing customers, partially offset by a decline of $1.2 million in revenue from certain clients in the industrial end-market.

Cost of revenue. Cost of revenue increased $0.5 million, or 1.0%, to $52.4 million for the three months ended September 30, 2026 from $51.9 million for the three months ended September 30, 2025. This increase in cost of revenue for the three months ended September 30, 2026 was primarily attributable to the higher revenue volumes described above.

Gross profit. Gross profit for the three months ended September 30, 2026 was $11.4 million, compared to $11.5 million for the three months ended September 30, 2025. Our gross profit margin was 17.8% for the three months ended September 30, 2026, compared with 18.1% for the three months ended September 30, 2025. The declines in both gross profit and gross margin for the three months ended September 30, 2026, compared to the prior year period, were isolated to margin pressure with certain industrial customers. These gross profit and margin declines were partially offset by improved gross profit and gross margin across the remainder of our business, where operating initiatives and wallet share expansion continued to take hold.

Operating expenses. For the three months ended September 30, 2026 and 2025, operating expenses were $9.7 million and $10.4 million, respectively. For the three months ended September 30, 2026, operating expenses decreased $0.7 million, primarily due to decreases in selling, general and administrative expenses (“SG&A expenses”) and depreciation and amortization of approximately $0.7 million and $0.3 million, respectively, partially offset by a $0.3 million increase in loss on sale of assets.

SG&A expenses were $8.5 million for the three months ended September 30, 2026, compared to $9.2 million for the same period in 2025. The decrease of $0.7 million in SG&A expenses for the three months ended September 30, 2026, compared to the prior year period, is primarily due to reductions of approximately $0.2 million in bad debt expense and $0.2 million in facility rent. All other SG&A expenses for the three months ended September 30, 2026 were down approximately $0.3 million resulting from the accumulation of cost savings initiatives across multiple departments, compared to the prior year period.

Operating expenses for the three months ended September 30, 2026 and 2025 included depreciation and amortization of $1.0 million and $1.3 million, respectively.

Interest expense. Interest expense was $2.2 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in expense is primarily due to lower borrowings on our TCB ABL Facility (as defined below) for the three months ended September 30, 2026 compared to borrowings in the prior year period on our asset-based revolving credit facility with PNC Bank, National Association, successor to BBVA USA (the “PNC ABL Facility”), which was paid in full and terminated effective March 12, 2026..

Income taxes. We recorded a provision for income taxes of $38 thousand and $35 thousand for the three months ended September 30, 2026 and 2025, respectively.

Net loss. Net loss for the three months ended September 30, 2026 was $(0.5) million, compared to $(1.3) million for the three months ended September 30, 2025. The discussions above explain the majority of the changes which contributed to the change in net results year-over-year.

Loss per share. Net loss per basic and diluted share attributable to common stockholders was $(0.02) and $(0.06) for the three months ended September 30, 2026 and 2025, respectively. The basic and diluted weighted average number of shares of common stock outstanding was approximately 21.5 million for the three months ended September 30, 2026 and 21.0 million for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Revenue. For the nine months ended September 30, 2026, revenue was $189.6 million, a decrease of $1.7 million, or 0.9%, compared to $191.3 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the decrease in revenue was primarily attributable to the divestiture of an underperforming business operation, which was sold on March 31, 2025 and reduced revenue by approximately $3.0 million (see Note 3 to our condensed consolidated financial statements for further discussion of the sale). Additionally, continued softness experienced in 2026 from certain clients in the industrial end-market led to a $1.9 million decrease in revenues for the nine months ended September 30, 2026, compared to the prior year period. These declines were partially offset by net new business of approximately $3.2 million resulting from new client wins and wallet share expansion with existing customers during the nine months ended September 30, 2026, compared to the prior year period.

Cost of revenue. Cost of revenue increased $0.2 million to $158.1 million for the nine months ended September 30, 2026, compared to $157.9 million for the nine months ended September 30, 2025.

Gross profit. Gross profit for the nine months ended September 30, 2026 was $31.5 million, compared to $33.4 million for the nine months ended September 30, 2025. The gross profit margin was 16.6% for the nine months ended September 30, 2026, compared to 17.5% for the nine months ended September 30, 2025. The declines in both gross profit and gross margin for the nine months ended September 30, 2026, compared to the prior year period, were isolated to margin pressure with certain industrial customers. These gross profit and margin declines were partially offset by improved gross profit and gross margin across the remainder of our business, where operating initiatives and wallet share expansion continued to take hold.

Operating expenses. Operating expenses were $39.5 million and $40.1 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, operating expenses decreased $0.6 million, primarily due to decreases in SG&A expenses, lower loss on sale of assets and depreciation and amortization of $4.8 million, $4.1 million and $1.1 million, respectively, partially offset by an increase in impairment loss of $9.3 million. See “Critical Accounting Estimates and Policies—Goodwill Impairment” below and Note 6 to our condensed consolidated financial statements for further discussion on the goodwill impairment of $11.0 million recognized in the second quarter of 2026.

SG&A expenses were $25.1 million and $29.9 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, total SG&A expenses decreased by approximately $4.8 million, compared to the prior year period. This decline in SG&A expenses during the nine months ended September 30, 2026, was primarily due to a decrease of $2.2 million in labor related costs resulting from prior year headcount reductions related to operational efficiency initiatives, which includes a reduction in severance costs of $0.6 million. The decrease in SG&A expenses for the nine months ended September 30, 2026, compared to the prior year period also included a decrease of approximately $1.2 million in professional fees and marketing related costs, resulting from our cost savings initiatives, a reduction in bad debt expense of $0.5 million and a decline in facility rent of $0.4 million. All other SG&A expenses for the nine months ended September 30, 2026 were down approximately $0.5 million resulting from the accumulation of cost savings initiatives across multiple departments, compared to the prior year period.

Operating expenses for the nine months ended September 30, 2026 and 2025 included depreciation and amortization of $3.1 million and $4.1 million, respectively. The decrease in depreciation and amortization expense for the nine months ended September 30, 2026, compared to the prior year period, is primarily due to a lower customer relationship intangible balance. During the first quarter of 2025, as a result of certain client attrition, we determined a customer relationship intangible was impaired and recorded an impairment charge of $1.7 million, which reduced the intangible value. See Note 6 to our condensed consolidated financial statements for further discussion.

On March 31, 2025, we completed the sale of substantially all of the assets used in an underperforming business operation. The selling price of the assets was approximately $5.0 million and we recognized a $4.5 million loss on sale of assets for the nine months ended September 30, 2025. See Note 3 to our condensed consolidated financial statements for further discussion.

Interest expense. Interest expense was $6.4 million and $7.0 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in expense is primarily due to lower borrowings on our TCB ABL Facility (as defined below) for the nine months ended September 30, 2026, compared to borrowings on our PNC ABL Facility in the prior year period.

Loss on debt extinguishment. During the three months ended March 31, 2026, we entered into a Loan and Security Agreement with Texas Capital Bank (the “TCB Loan Agreement”). In connection with the execution and delivery of the TCB Loan Agreement, which provides for an asset-based revolving credit facility (the “TCB ABL Facility”), our Loan, Security and Guaranty Agreement with PNC Bank, National Association, successor to BBVA USA (the “PNC Loan Agreement”) was terminated, and all outstanding amounts were paid in full. The termination of the PNC Loan Agreement resulted in a loss on debt extinguishment of $488 thousand, attributable to the write-off of unamortized debt issuance costs.

Additionally, in March 2026, we amended our Credit Agreement, dated as of October 19, 2020 (the “Credit Agreement”), with Monroe Capital Management Advisors, LLC (“Monroe”) to, among other things, modify its financial covenants, which resulted in overall favorable terms for us. As a result of this modification, we entered into a fee arrangement with Monroe for the payment of an exit fee upon the occurrence of certain triggering events, which include a change in control, a debt refinancing, or the maturity of the Credit Agreement. The calculation of the exit fee is dependent upon the financial performance of our business at the time of the triggering event, and the fee has a minimum value of $2.0 million. While the exit fee does not include a limit on the maximum fee to be paid, we do not believe that any amount paid by us will be materially different from the $2.0 million. Therefore, as of September 30, 2026, the estimated exit fee of $2.0 million is recorded as an other long-term liability, and the fee has been included in our debt issuance costs, which is amortized to interest expense over the remaining term of the Credit Agreement. The value of the estimated liability for the exit fee and related interest expense will be adjusted if there is a material change in our estimate prior to a triggering event.

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

We also incurred approximately $933 thousand in additional debt issuance costs resulting from the March 2026 financing transactions. As a result of these transactions, as of September 30, 2026, our unamortized debt issuance costs and debt discount is $4.1 million. See Note 8 to our condensed consolidated financial statements for further discussion.

Income taxes. We recorded a provision for income taxes of $106 thousand and an income tax benefit of $(9) thousand for the nine months ended September 30, 2026 and 2025, respectively. The provision/(benefit) for income tax is primarily attributable to state tax obligations based on current estimated state tax income/(loss) multiplied by the state tax apportionment percentage for states with no net operating loss carryforwards.

We continued to record a full valuation allowance against all our deferred tax assets (“DTAs”) as of both September 30, 2026 and December 31, 2025. We intend on maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. Over the near term, we do not anticipate reversing a significant portion of this allowance. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Net loss. Net loss for the nine months ended September 30, 2026 was $(15.0) million, compared to net loss of $(13.7) million for the nine months ended September 30, 2025. The discussions above explain the majority of the changes which contributed to the change in net results year-over-year.

Our operating results, including revenue, operating expenses, and operating margins, vary from period to period depending on commodity prices of recyclable materials, the volumes and mix of services provided, as well as customer mix during the reporting period, and the timing of acquisitions, divestitures, and impairments.

Loss per share. Net loss per basic and diluted share attributable to common stockholders was $(0.70) and $(0.66) for the nine months ended September 30, 2026 and 2025, respectively. The basic and diluted weighted average number of shares of common stock outstanding was approximately 21.4 million for the nine months ended September 30, 2026 and 20.9 million for the nine months ended September 30, 2025.

Adjusted EBITDA

For the three months ended September 30, 2026, Adjusted EBITDA (as defined below), a financial measure not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), increased 16.8% to $3.4 million from $2.9 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Adjusted EBITDA increased 11.7% to $8.0 million from $7.2 million for the same period in 2025.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net loss	$(495)	$(1,349)	$(15,030)	$(13,726)
Depreciation and amortization	1,139	1,498	3,565	4,744
Interest expense	2,153	2,389	6,411	7,031
Stock-based compensation expense	397	470	1,142	1,665
Loss (gain) on sale of assets, net	200	(152)	277	4,339
Impairment loss	—	—	11,000	1,707
Loss on extinguishment of debt	—	—	488	—
Other adjustments (1)	—	47	57	1,426
Income tax expense (benefit)	38	35	106	(9)
Adjusted EBITDA	$3,432	$2,938	$8,016	$7,177

(1) For the nine months ended September 30, 2026, other adjustments resulted primarily from severance costs. For the three months ended September 30, 2025, other adjustments primarily related to certain loan amendment costs and other professional fees. For the nine months ended September 30, 2025, other adjustments primarily related to severance and retirement costs, certain loan amendment costs, and other professional fees.

Liquidity and Capital Resources

As of September 30, 2026, we had working capital of $9.4 million, including $0.9 million of cash and cash equivalents, compared with working capital of $11.7 million, including $1.0 million of cash and cash equivalents as of December 31, 2025.

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

We believe our existing cash and cash equivalents of $0.9 million, our borrowing availability under our $40.0 million TCB ABL Facility (as defined above and discussed in Note 8 to our condensed consolidated financial statements), and cash expected to be generated from operations will be sufficient to fund our operations for the next 12 months and thereafter for the foreseeable future. Our known current and long-term uses of cash include, among other possible demands, capital expenditures, lease payments and repayments to service debt and other long-term obligations. We have no agreements, commitments, or understandings with respect to any such placements of our securities and any such placements could be dilutive to our stockholders.

Cash Flows

The following table presents a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$4,400	$8,506	$(4,106)
Net cash (used in) provided by investing activities	(970)	3,947	(4,917)
Net cash used in financing activities	(3,501)	(11,703)	8,202
Net (decrease) increase in cash and cash equivalents	$(71)	$750	$(821)

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, our net loss of $(15.0) million included a non-cash goodwill impairment loss of $11.0 million and loss on debt extinguishment of $0.5 million. Other non-cash items included in our net loss for the nine months ended September 30, 2026 totaled approximately $6.0 million and related primarily to depreciation, amortization of intangible assets and debt issuance costs and discounts, a provision for doubtful accounts, and stock-based compensation. Net cash provided by the net change in operating assets and liabilities of $1.9 million for the nine months ended September 30, 2026, was primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

For the nine months ended September 30, 2025, our net loss of $(13.7) million included a non-cash net loss on sale of $4.3 million and a non-cash intangible asset impairment loss of $1.7 million. Other non-cash items included in our net loss for the nine months ended September 30, 2025 totaled approximately $7.8 million and related primarily to depreciation, amortization of intangible assets and debt issuance costs and discounts, a provision for doubtful accounts, and stock-based compensation. Net cash provided by the net change in operating assets and liabilities of $8.3 million for the nine months ended September 30, 2025, was primarily associated with relative changes in accounts receivable, accounts payable, and accrued liabilities.

The decrease of $4.1 million in our net cash provided by operating activities during the nine months ended September 30, 2026, compared to the prior year period, primarily results from a decrease in client activity partially offset by decreased spending for operating expenses as a result of our cost savings initiatives. See Results of Operations above for further discussion of our cost savings initiatives and client activity. The decrease was also partially offset by improved working capital management, especially related to our continued focus on strong collection efforts and improved billing cycle times, which contributed to an improvement in days sales outstanding. Days sales outstanding (defined as “Accounts receivable, less allowance for doubtful accounts” at quarter end divided by “Revenue” for the most recent quarter multiplied by 91.25 days) decreased to 71.5 days at September 30, 2026 from 75.9 days at December 31, 2025.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 was $(1.0) million and primarily relates to software development costs. Cash provided by investing activities for the nine months ended September 30, 2025 was $3.9 million and primarily related to the sale of our divested business operations, which generated cash proceeds of approximately $5.0 million. These proceeds were used to repay a portion of our outstanding debt in 2025.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $(3.5) million, primarily due to the repayment of $4.4 million on our notes payable and payments for debt issuance costs of $0.9 million resulting from the March 2026 debt refinancing transactions, partially offset by net borrowings of $1.9 million from our credit facilities.

Net cash used in financing activities for the nine months ended September 30, 2025 was $(11.7) million, primarily due to the net repayment of $7.0 million on our credit facility and repayment of $4.7 million on our notes payable using proceeds from the sale of certain divested business operations as further discussed in Notes 3 and 8 to our condensed consolidated financial statements.

Inflation

Although the overall economy has experienced some inflationary pressures, we do not believe that inflation had a material impact on us during the nine months ended September 30, 2026 and 2025. We believe our flexible pricing structures and cost recovery fees may help mitigate volatility in costs, such as fuel, labor, and certain capital items, by allowing us to recover certain inflation-related cost increases from our customer base. Ongoing geopolitical conflicts, including recent military actions involving Iran and the broader Middle East, may contribute to further volatility in energy markets and fuel costs, which could increase inflationary pressure on our business or create timing delays in our ability to recover such costs from customers. However, consistent with industry practice, we believe many of our contracts allow us to pass through certain costs to our customers or adjust pricing. While we believe that we should be able to offset many cost increases that result from inflation in the ordinary course of business, we may be required to absorb at least part of these cost increases due to competitive pressures or delays in timing of rate increases. Although we have not been materially affected by inflation to date, we can provide no assurance that we will not be affected in the future by higher rates of inflation, increases in interest rates, or continued volatility in energy and fuel costs.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include carrying amounts of accounts receivable, goodwill and other intangible assets, the liability for estimated exit fees, stock-based compensation expense, and deferred taxes. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2026, except as follows:

Goodwill Impairment

During the three months ended June 30, 2026, our company’s stock price traded below its book value per share for a sustained period. As a sustained decline in market capitalization is a potential indicator of goodwill impairment, we performed an interim quantitative goodwill assessment.

Management engaged a third party to perform the assessment as of May 31, 2026, which estimated the fair value of our company using the discounted cash flow method and guideline public company method. We considered the relationship between estimated fair value and market capitalization when evaluating the goodwill impairment analysis. The results of these assessments indicated that our company's fair value was less than our carrying value, and therefore, we recognized a goodwill impairment of $11.0 million as of June 30, 2026. The goodwill impairment charges are reflected in the “Impairment loss” in our condensed consolidated statements of operations. The remaining goodwill value as of June 30, 2026 was $70.1 million.

We performed our annual impairment analysis for goodwill in the third quarter of 2026 with no additional impairment indicated. We will continue to monitor for any additional indicators of impairment in future periods. Goodwill is tested for impairment at least annually and between annual tests whenever there is an indication of impairment.

Monroe Term Loan Exit Fee Liability

Upon the amendment of our Credit Agreement with Monroe, we entered into a fee arrangement with Monroe for the payment of an exit fee upon the occurrence of certain triggering events, which include a change in control, a debt refinancing, or the maturity of the Credit Agreement. The calculation of the exit fee is dependent upon the financial performance of our business at the time of the triggering event. The fee has a minimum value of $2.0 million, and there is not a limit to the maximum fee that could be paid. As of September 30, 2026, we believe the estimated fee to be paid approximates the minimum value of $2.0 million. As a result, we recorded the estimated exit fee as an other long-term liability, and the fee has been included in debt issuance costs which is amortized to interest expense over the remaining term of the Credit Agreement. The variable portion of the estimated fee, or the estimated amount exceeding the minimum value, will be reassessed each reporting period by taking into consideration the probability of the triggering event occurring and our estimated value at that time. Any changes to the estimated value of the variable portion of the fee will increase other long-term liabilities and increase our interest expense.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST RESOURCE HOLDING CORPORATION

Date: November 5, 2026	By:	/s/ Perry W. Moss
Perry W. Moss
President and Chief Executive Officer

Date: November 5, 2026	By:	/s/ Brett W. Johnston
Brett W. Johnston
Senior Vice President and Chief Financial Officer